Form 10-Q
period 1997-06-30
RACING CHAMPIONS CORP
filed 1997-08-14
CIK 1034239

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                      OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _________


                    Commission file number:   0-22635

                         Racing Champions Corporation
         -----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                    36-4088307
---------------------------------       ---------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

       800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, IL 60137
     -------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:  630-790-3507

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes           No    X*
                                 -------      -------

*The Registrant became subject to the filing requirements of sections 13 or 15(d) of the Securities Exchange Act of 1934 on June 11, 1997.

On June 30, 1997, there were outstanding 13,242,382 shares of the Registrant's $.01 par value common stock.

                         RACING CHAMPIONS CORPORATION

                                  FORM 10-Q

                                JUNE 30, 1997

                                    INDEX

                        PART I - FINANCIAL INFORMATION

                                                                                    Page
Item 1.  Consolidated Balance Sheets as of June 30, 1997
          and December 31, 1996....................................................  4
         Consolidated Statements of Income for the Three Months Ended
          June 30, 1997 and for the Six Months Ended June 30, 1997 and Pro
          Forma for the Three Months Ended June 30, 1997, the Three Months Ended
          June 30, 1996, the Six Months Ended June 30, 1997 and the
          Six Months Ended June 30, 1996...........................................  5
         Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1997 and Pro Forma for the Six Months Ended June 30, 1997.......  6
         Notes to Unaudited Consolidated Financial Statements......................  7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................  9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk................ 14


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings......................................................... 15
Item 2.  Changes to Securities..................................................... 15
Item 3.  Defaults Upon Senior Securities........................................... 15
Item 4.  Submission of Matters to a Vote of Security Holders....................... 15
Item 5.  Other Information......................................................... 17

                                                                           Page
Item 6.   Exhibits and Reports on Form 8-K...............................   17
          Signatures.....................................................   18

Item 1.   Financial Statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                        JUNE 30, 1997      DECEMBER 31, 1996
                                                                        ------------------------------------
                                                                          (UNAUDITED)            (UNAUDITED)
ASSETS
------
Cash and cash equivalents                                                    $  5,143               $  5,898
Accounts receivable, net                                                        8,040                  5,480
Inventory                                                                       2,065                  1,264
Other current assets                                                              716                  1,599
Property and equipment, net                                                     7,656                  7,228
Excess purchase price over net assets acquired, net                            86,043                 87,140
Other non-current assets                                                           87                    471
                                                                        ------------------------------------
          Total assets                                                       $109,750               $109,080
                                                                        ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                                        $ 12,315                 $9,426
Due to stockholders                                                                 -                    945
Senior subordinated debt                                                            -                  8,020
Bank term loans                                                                21,150                 36,900
Junior subordinated debt                                                            -                 41,379
Deferred income taxes                                                           2,154                    997
                                                                        ------------------------------------
          Total liabilities                                                    35,619                 97,667

Preferred stock                                                                     -                    657
Common stock                                                                      132                     79
Additional paid-in capital                                                     69,668                  8,782
Retained earnings                                                               4,331                  1,895
                                                                        ------------------------------------
          Total stockholders' equity                                           74,131                 11,413
                                                                        ------------------------------------
          Total liabilities and stockholders' equity                         $109,750               $109,080
                                                                        ====================================


         See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                       -------------------------------------------
                                                       1997 ACTUAL  1997 PRO FORMA  1996 PRO FORMA
                                                       -------------------------------------------
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Net sales                                                  $22,945         $22,945         $18,018
Cost of sales                                                9,351           9,351           7,196
                                                       -------------------------------------------
Gross profit                                                13,594          13,594          10,822
Selling, general and administrative expenses                 6,562           6,562           5,476
Amortization of intangible assets                              554             554             559
                                                       -------------------------------------------
Operating income                                             6,478           6,478           4,787
Interest expense                                             2,114             392             764
Other expense                                                   45              45              15
                                                       -------------------------------------------
Income before income taxes                                   4,319           6,041           4,008
Income tax expense                                           1,732           2,416           1,603
                                                       -------------------------------------------
Net income                                                  $2,587          $3,625          $2,405
                                                       ===========================================
Net income per share                                         $0.27           $0.27           $0.18
                                                       ===========================================
Weighted average shares outstanding                          9,524          13,571          13,571


                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                       -------------------------------------------
                                                       1997 ACTUAL  1997 PRO FORMA  1996 PRO FORMA
                                                       -------------------------------------------
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Net sales                                                  $38,132         $38,132         $30,278
Cost of sales                                               15,845          15,845          12,467
                                                       -------------------------------------------
Gross profit                                                22,287          22,287          17,811
Selling, general and administrative expenses                11,733          11,733          10,175
Amortization of intangible assets                            1,108           1,108           1,119
                                                       -------------------------------------------
Operating income                                             9,446           9,446           6,517
Interest expense                                             4,494             784           1,562
Other expense (income)                                          88              88            (10)
                                                       -------------------------------------------
Income before income taxes                                   4,864           8,574           4,965
Income tax expense                                           1,950           3,430           1,986
                                                       -------------------------------------------
Net income                                                  $2,914          $5,144          $2,979
                                                       ===========================================
Net income per share                                         $0.33           $0.38           $0.22
                                                       ===========================================
Weighted average shares outstanding                          8,869          13,571          13,571

         See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------
                                                       1997 ACTUAL          1997 PRO FORMA
                                                    -------------------------------------------
                                                       (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $2,914                 $5,144
   Depreciation and amortization                           2,150                  2,150
   Deferred taxes and interest                             1,973                    597
   Changes in operating assets and liabilities               390                    390
                                                        --------------------------------
    Net cash provided by operating activities              7,427                  8,281

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (1,469)                (1,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing from bank term loans, net                   (15,750)               (16,604)
   Issuance of common stock                               69,730                 69,730
   Redemption of preferred stock                          (8,996)                (8,996)
   Payments on shareholder debt                          (51,697)               (51,697)
                                                        --------------------------------
    Net cash provided (used) by financing activities      (6,713)                (7,567)
                                                        --------------------------------
    Net increase (decrease) in cash and cash
    equivalents                                             (755)                  (755)
Cash and cash equivalents, beginning of period             5,898                  5,898
                                                        --------------------------------
Cash and cash equivalents, end of period                  $5,143                 $5,143
                                                        ================================

Supplemental information
Cash paid during the period for:

    Interest                                              $6,311                    N/A
    Taxes                                                     35                    N/A

Noncash activity:

In conjunction with the initial public offering of the Company's common stock, 937,084 shares of the Company's nonvoting common stock was converted into 937,084 shares of the Company's common stock.

         See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Racing Champions Corporation ("the Company") and its wholly-owned subsidiaries, Racing Champions, Inc. and Racing Champions Limited. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations for the three months and six months ended June 30, 1997 and cash flows of the Company for the six month period then ended.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's prospectus dated June 11, 1997.

The results of operations for the three months and the six month periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RECAPITALIZATION

On April 30, 1996, an investor group consummated a recapitalization (the "Recapitalization") which involved the following: (a) the Company's purchase of all of the outstanding stock of Racing Champions, Inc. ("RCI") and substantially all of the assets of Dods-Meyer, Ltd. ("DML") (collectively the "RCI Group"); (b) the acquisition by Banerjan Company Limited (subsequently renamed Racing Champions Limited) of substantially all of the assets of Racing Champions Limited, Garnett Services, Inc. and Hosten Investment Limited (collectively the "RCL Group"); and (c) the contribution by the Company of all the outstanding stock of Racing Champions Limited to RCI.

The Recapitalization was financed with $40,000,000 of bank borrowings and the issuance to management and the investor group of $8,020,000 of Senior Subordinated Notes, $38,245,820 of Series A Junior Subordinated Notes, $1,195,234 of Series B Junior Subordinated Notes, $6,666,790 of the Company's Series A Preferred Stock, $1,195,233 of the Company's Series B Preferred Stock, $118,840 of the Company's Nonvoting Common Stock and $881,160 of the Company's Common Stock.

The acquisitions were accounted for using the purchase method of accounting. The acquisitions involved the following: (i) the Company's purchase of all the outstanding stock of RCI in exchange for the issuance by the Company of three-day notes for $10,630,014, Senior Subordinated Notes of $1,327,808, Series A Junior Subordinated Notes of $2,746,848 and Series B Junior Subordinated Notes of $295,330, (ii) the Company's purchase of substantially all of the assets DML for a cash payment of $1,728,107, and the issuance by the Company of three-day notes for $28,304,102, Senior Subordinated Notes of $4,025,525, Series A Junior Subordinated Notes of $8,369,985, Series B Junior Subordinated Notes of $899,904, 2,422.06 shares of Series A Preferred Stock at a price of $100 per share, 11,952.33 shares of Series B Preferred Stock at a price of $100 per share, 1,354,908 shares of Common stock at a price of $0.13 per share and 937,084 shares of Nonvoting Common Stock at a price of $0.13 per share, (iii) the Company's purchase of substantially all of the assets of Racing Champions Limited for a cash payment of $1,500,000, (iv) the Company's purchase of substantially all of the assets of Hosten Investment Limited for a cash payment of $50,000, and (v) the Company's purchase of substantially all of the assets of Garnett Services, Inc. for a cash payment of $17,976,667, and the issuance by the Company of Senior Subordinated Notes of $2,666,667, Series A Junior Subordinated Notes of $5,558,417, 13,163.26 shares of Series A Preferred Stock at a price of $100 per shares, and 1,145,996 shares of Common Stock at a price of $0.13 per share.

The excess purchase price over the book value of the net assets acquired was $93,547,442. Of this excess $88,663,805 has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years and $4,883,637 was recorded as inventory and property and equipment.

NOTE 3 - COMMON STOCK OFFERING

On June 17, 1997 the Company sold 5,357,142 shares of its common stock in an underwritten public offering ("the Offering"). The Offering price was $14 per common share. The net proceeds to the Company from the sale of the stock were approximately $69 million, after deduction of commissions and offering expenses. Approximately $9 million of the net proceeds was used to redeem preferred stock issued in the Recapitalization; $43 million was used to repay shareholder notes issued in the Recapitalization; and $17 million was used to repay bank borrowings incurred in connection with the Recapitalization.

NOTE 4 - COMMON AND PREFERRED STOCK

Authorized and issued shares and par values of the Company's common and preferred stock are as follows:



                          AUTHORIZED             SHARES OUTSTANDING AT  SHARES OUTSTANDING AT
                            SHARES    PAR VALUE      JUNE 30, 1997        DECEMBER 31, 1996
                          ----------  ---------  ---------------------  ---------------------
Series A Preferred Stock   100,000       $.01            0                     66,668
Series B Preferred Stock    20,000       $.01            0                     11,952
Voting Common Stock       20,000,000     $.01       13,242,382              6,948,156
Nonvoting Common Stock    1,000,000      $.01            0                    937,084

On June 17, 1997, the Company filed its Restated Certificate of Incorporation to eliminate the Series A Preferred Stock, Series B Preferred Stock and Nonvoting Common Stock.

NOTE 5 - DEBT

In conjunction with the Offering, the Company revised and amended its bank agreement on June 17, 1997. The amended credit agreement provides for a revolving loan and a five-year term loan. The revolving loan allows the Company to borrow up to $5 million at any time prior to June 28, 2002, based upon levels of the Company's accounts receivable, inventory and cash flows. At June 30, 1997 there were no borrowings on the revolving loan. The term loan is in the principal amount of $22 million, with final maturity at June 28, 2002. The outstanding balance on the term loan at June 30, 1997 was $21,150,000, of which $3,950,000 was current.

Borrowings under the credit agreement bear interest, at the Company's option, at the bank's base rate plus a margin that varies between 0.00% and 0.75% or at a reserve adjusted Eurodollar rate plus a margin that varies between 1.50% and 2.25%. All amounts outstanding under the credit agreement are secured by substantially all of the assets of the Company.

NOTE 6 - NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding using the treasury stock method. The financial statements have been retroactively adjusted to reflect a 7.885261-for-one stock split issued on April 9, 1997.

NOTE 7 - PRO FORMA DATA

The pro forma consolidated statements of income and cash flows give effect to the Offering as if it had occurred as of the beginning of the period presented.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere herein.

                            RESULTS OF OPERATIONS

PRO FORMA THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO PRO FORMA THREE MONTHS ENDED JUNE 30, 1996

     Net sales. Net sales increased $4.9 million, or 27.2%, to $22.9 million for the three months ended June 30, 1997 from $18.0 million for the three months ended June 30, 1996. The sales growth in 1997 was aided by a slight increase in prices but was primarily due to 19.3% growth in the racing replica category and 16.2% growth in the non-racing vehicle category with the remainder of the growth attributable to the collectible pewter figures category, a new introduction in 1997.

     Gross profit. Gross profit increased $2.8 million, or 25.9%, to $13.6 million for the three months ended June 30, 1997 from $10.8 million for the three months ended June 30, 1996. The gross profit margin (as a percentage of net sales) decreased slightly to 59.3% in 1997 compared to 60.0% in 1996. This decrease is the net result of a gross profit margin improvement of approximately 1% offset by the increase in Hong Kong shipments (to 63.9% of net sales in the second quarter of 1997 from 51.5% of net sales in the second quarter of 1996) which have a lower gross profit margin than domestic shipments. There were no major changes in the components of cost of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.1 million, or 20.0%, to $6.6 million for the three months ended June 30, 1997 from $5.5 million for the three months ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 28.8% for the three months ended June 30, 1997 from 30.6% for the three months ended June 30, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of spreading fixed selling and administrative expenses over higher sales volume. Amortization expense of $554,000 and $559,000 for the three months ended June 30,1997 and 1996, respectively related to intangible assets created in connection with the 1996 Recapitalization.

     Operating income. Operating income increased $1.7 million, or 35.4%, to $6.5 million for the second quarter of 1997 from $4.8 million for the second quarter of 1996. As a percentage of net sales, operating income increased to 28.4% for the second three months of 1997 from 26.7% for the second three months of 1996.

     Interest expense. Interest expense of $392,000 and $764,000 for the three months ended June 30, 1997 and June 30, 1996, respectively related primarily to bank term loans.

     Income tax. Income tax expense for the three months ended June 30, 1997 and June 30, 1996 include provisions for federal, state and Hong Kong income taxes at an effective rate of 40.0%.

PRO FORMA SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1996

     Net sales. Net sales increased $7.8 million, or 25.7%, to $38.1 million for the six months ended June 30, 1997 from $30.3 million for the six months ended June 30, 1996. The sales growth in 1997 was aided by a slight increase in prices but was primarily due to 18.4% growth in the racing replica category and 24.2% growth in the non-racing vehicle category with the remainder of the growth attributable to the collectible pewter figures category, a new introduction in 1997.

     Gross profit. Gross profit increased $4.5 million, or 25.3%, to $22.3 million for the six months ended June 30, 1997 from $17.8 million for the six months ended June 30, 1996. The gross profit margin (as a percentage of net sales) decreased slightly to 58.5% in 1997 compared to 58.8% in 1996. This decrease is the net result of a gross profit margin improvement of approximately 1% offset by the increase in Hong Kong shipments (to 61.6% of net sales in the first two quarters of 1997 from 51.7% of net sales in the first two quarters of 1996) which have a lower gross profit margin than domestic shipments. There were no major changes in the components of cost of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million, or 14.7%, to $11.7 million for the six months ended June 30, 1997 from $10.2 million for the six months ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 30.7% for the six months ended June 30, 1997 from 33.7% for the six months ended June 30, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of spreading fixed selling and administrative expenses over higher sales volume. Amortization expense of $1.1 million for the six months ended June 30, 1997 and 1996, respectively related to intangible assets created in connection with the 1996 Recapitalization.

     Operating income. Operating income increased $2.9 million, or 44.6%, to $9.4 million for the first six months of 1997 from $6.5 million for the first six months of 1996. As a percentage of net sales, operating income increased to 24.7% for the first six months of 1997 from 21.5% for the first six months of 1996.

     Interest expense. Interest expense of $784,000 and $1.6 million for the six months ended June 30, 1997 and June 30, 1996, respectively related primarily to bank term loans.

     Income tax. Income tax expense for the six months ended June 30, 1997 and June 30, 1996 include provisions for federal, state and Hong Kong income taxes at an effective rate of 40.0%.

THREE MONTHS ENDED JUNE 30, 1997

     Net sales. Net sales were $22.9 million for the three months ended June 30, 1997. Net sales for the three months ended June 30, 1997 included three product categories -- racing vehicle replicas, non-racing vehicles and collectible pewter figures.

     Gross profit. Gross profit was $13.6 million for the three months ended June 30, 1997. The gross profit margin (as a percentage of net sales) was 59.3%. Net sales from Hong Kong shipments, which generate lower gross margins due to price discounts, were 63.9% of net sales in the second quarter of 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $6.6 million for the three months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses were 28.8%. Amortization expense of $554,000 or 2.4% of net sales for the three months ended June 30, 1997 related to intangible assets created in connection with the 1996 Recapitalization.

     Operating income. Operating income for the second quarter of 1997 was $6.5 million or 28.4% of net sales. Excluding the amortization of intangible assets, operating income was $7.0 million or 30.6% of net sales.

     Interest expense. Interest expense of $2.1 million for the three months ended June 30, 1997 related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

     Income tax. Income tax expense for the three months ended June 30, 1997 includes provisions for federal, state and Hong Kong income taxes at an effective rate of 40.0%.

SIX MONTHS ENDED JUNE 30, 1997

     Net sales. Net sales were $38.1 million for the six months ended June 30, 1997. Net sales for the six months ended June 30, 1997 included three product categories -- racing vehicle replicas, non-racing vehicles and collectible pewter figures.

     Gross profit. Gross profit was $22.3 million for the six months ended June 30, 1997. The gross profit margin (as a percentage of net sales) was 58.5%. Net sales from Hong Kong shipments, which generate lower gross margins due to price discounts, were 61.6% of net sales in the first half of 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $11.7 million for the six months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses were 30.7%. Amortization expense of $1.1 million or 2.9% of net sales for the six months ended June 30, 1997 related to intangible assets created in connection with the 1996 Recapitalization.

     Operating income. Operating income for the first two quarters of 1997 was $9.4 million or 24.7% of net sales. Excluding the amortization of intangible assets, operating income was $10.5 million or 27.7% of net sales.

     Interest expense. Interest expense of $4.5 million for the six months ended June 30, 1997 related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

     Income tax. Income tax expense for the six months ended June 30, 1997 includes provisions for federal, state and Hong Kong income taxes at an effective rate of 40.0%.

                       LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided net cash of $7.4 million during the six months ended June 30, 1997. This was primarily due to earnings from operations and increases in accounts payable and accrued expenses. Capital expenditures for the six months ended June 30, 1997 were approximately $1.5 million, of which approximately $1.3 million was for tooling.

     On June 17, 1997, the Company revised and amended its credit agreement with BankBoston, N.A. and certain other lenders. The revised and amended credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $5 million at any time prior to June 28, 2002, based upon levels of the Company's accounts receivable, inventory and cash flows and the amount of letter of credit exposure. The Company has not borrowed under the revolving loan as of June 30, 1997. The term loan in the principal amount of $22 million is due on June 28, 2002. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

     The term loan and the revolving term loan bear interest, at the Company's option, at BankBoston's base rate plus a margin that varies between 0.00% and 0.75% or at a reserve adjusted Eurodollar rate plus margin that varies between 1.50% and 2.25%. The applicable margin is based on the Company's financial performance and is currently 0.00% for base rate loans and 1.50% for Eurodollar loans. The credit agreement requires the Company to pay a commitment fee of 0.50% per annum on the average daily unused portion of the revolving loan.

     BankBoston's Hong Kong branch has made available to the Company's Hong Kong subsidiary a line of credit of up to $5 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 2% and are cross-guaranteed by Racing Champions, Inc. and the Hong Kong subsidiary. At June 30, 1997 the Hong Kong subsidiary had no outstanding borrowings under this line of credit.

     The Company's anticipated debt service obligations for remainder of 1997 for scheduled interest and principal payments are approximately $2.6 million. Average annual debt service obligations through June 2002 are approximately $5 million.

     The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the timing of the racing season. Due to seasonal increases in demand for the Company's racing replicas, working capital financing requirements are usually highest during the third quarter and early in the fourth quarter. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company did not hold any market risk sensitive instruments during the period covered by this report.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     On June 5, 1997, Petty Enterprises, Inc. filed a civil action in North Carolina state court naming Racing Champions, Inc., a wholly-owned subsidiary of the Company ("RCI"), as a defendant. The complaint relates to RCI's production and sale of racing replicas bearing trademarks or trade names owned by the plaintiff under a license agreement and makes a number of allegations regarding unauthorized production, advertisement, use and sale by RCI of such trademarks and trade names. The plaintiff seeks an unspecified amount of compensatory and punitive damages and also seeks a court order that RCI cease production, sale or promotion of products bearing the plaintiff's trademarks or trade names and deliver all such products to the plaintiff for destruction.
RCI intends to vigorously defend the claims, although no assurances can be given as to the outcome of this matter.

     In the normal course of business the Company also may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company.

Item 2.   Changes in Securities.

     Not applicable.

Item 3.   Defaults Upon Senior Securities.

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.


     The directors and stockholders of the Company, by unanimous written consent dated April 8, 1997, adopted resolutions with respect to the following matters:

     1. Election of directors to serve until the Company's 1998 annual meeting of stockholders.

     2. Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1997.

     3.   Election of officers.

     4. Approval of the Company's Amended and Restated Certificate of Incorporation.

     5. Approval of a stock split of 7.885261 shares of Common Stock and Nonvoting Common Stock for each outstanding share.

     6.   Approval of the Company's Amended and Restated By-Laws.

     7. Approval of redemption of all outstanding shares of the Company's Series A Preferred Stock and Series B Preferred Stock.

     8. Approval of the Company's Stock Incentive Plan and the grant of options to purchase an aggregate of 149,753 shares of Common Stock thereunder.

     9.   Approval of the Company's Employee Stock Purchase Plan.

     10. Approval of Amendment No. 1 to the Racing Champions, Inc. 1996 Key Employees Performance Compensation Plan.

     11. Appointment of BankBoston, N.A. as the transfer agent and registrar for the Company's Common Stock.

     The directors and stockholders of the Company, by unanimous written consent dated June 10, 1997, adopted resolutions with respect to the following matters:

     1. Approval of the Company's Amended and Restated Certificate of Incorporation.

     2. Approval of the Amended and Restated Credit Agreement among the Company, Racing Champions, Inc. and BankBoston, N.A., as agent for the several lenders.

     3.   Approval of a specimen stock certificate.

     4. Approval of the issuance of 937,084 shares of Common Stock upon the conversion of the Company's Nonvoting Common Stock.

Item 5.   Other Information.

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     Exhibits:

     3.1  Amended and Restated Certificate of Incorporation of the Company.

     3.2  Amended and Restated By-Laws of the Company.
          Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration Statement No. 333-22493) filed by the Company with the Securities and Exchange Commission on April 11, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 13th day of August, 1997.

                                      RACING CHAMPIONS CORPORATION

                                      BY  /s/  Robert E. Dods
                                        -------------------------------------
                                          Robert E. Dods, President

                                      BY  /s/  Curtis W. Stoelting
                                        -------------------------------------
                                        Curtis W. Stoelting, Vice President -
                                        Finance and Operations and Secretary