Form 10-Q
period 1997-09-30
RACING CHAMPIONS CORP
filed 1997-11-14
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    (Mark One)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1997

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to _________

                         Commission file number: 0-22635

                          Racing Champions Corporation
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                    36-4088307
----------------------------------------     -----------------------------------
   (State  or  other  jurisdiction  of        (IRS Employer Identification No.)
   incorporation or organization)


         800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, IL 60137
--------------------------------------------------------------------------------
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
                                    Yes X No
                                       ---     ---

On September 30, 1997, there were outstanding 13,242,382 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 1997

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                            Page
Item 1.          Consolidated Balance Sheets as of September 30, 1997
                 and December 31, 1996........................................3

                 Consolidated Statements of Income for the Quarter
                 Ended September 30, 1997 and for the Nine Months
                 Ended September 30, 1997 and Pro Forma for the
                 Quarters Ended September 30, 1997 and 1996 and for
                 the Nine Months Ended September 30, 1997 and 1996............4

                 Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 1997 and Pro Forma for
                 the Nine Months Ended September 30, 1997.....................5

                 Notes to Unaudited Consolidated Financial Statements.........6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................10

Item 3.          Quantitative and Qualitative Disclosures About Market
                 Risk........................................................15

                           PART II - OTHER INFORMATION

Item 1.          Legal Proceedings...........................................16

Item 2.          Changes to Securities and Use of Proceeds...................16

Item 3.          Defaults Upon Senior Securities.............................17

Item 4.          Submission of Matters to a Vote of Security Holders.........18

Item 5.          Other Information...........................................18

Item 6.          Exhibits and Reports on Form 8-K............................18

                 Signatures..................................................19

ITEM 1.  FINANCIAL STATEMENTS

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                       SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                       ---------------------------------------
                                                          (UNAUDITED)          (UNAUDITED)
ASSETS
Cash and cash equivalents                              $            5,189         $      5,898
Accounts receivable, net                                           10,778                5,480
Inventory                                                           2,018                1,264
Other current assets                                                1,126                1,599
Property and equipment, net                                         8,053                7,228
Excess purchase price over net assets acquired,                    85,495               87,140
net
Other non-current assets                                              137                  471
                                                       ---------------------------------------
           Total assets                                $          112,796         $    109,080
                                                       =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                  $           12,545         $      9,426
Due to stockholders                                                    --                  945
Senior subordinated debt                                               --                8,020
Bank term loans                                                    20,050               36,900
Junior subordinated debt                                               --               41,379
Deferred income taxes                                               2,583                  997
                                                       ---------------------------------------
           Total liabilities                                       35,178               97,667
Preferred stock                                                        --                  657
Common stock                                                          132                   79
Additional paid in capital                                         69,668                8,782
Retained earnings                                                   7,818                1,895
                                                       ---------------------------------------
           Total stockholders' equity                              77,618               11,413
                                                       ---------------------------------------
           Total liabilities and stockholders'
           equity                                      $          112,796         $    109,080
                                                       =======================================


          See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                      FOR THE QUARTER ENDED SEPTEMBER 30,
                                                          --------------------------------------------------------
                                                          1997 ACTUAL      1997 PRO FORMA           1996 PRO FORMA
                                                          --------------------------------------------------------
                                                          (UNAUDITED)         (UNAUDITED)              (UNAUDITED)
Net sales                                                 $    22,487      $       22,487           $       23,034
Cost of sales                                                   9,212               9,212                    9,376
                                                          --------------------------------------------------------
Gross profit                                                   13,275              13,275                   13,658
Selling, general and administrative expenses                    6,523               6,523                    6,705
Amortization of intangible assets                                 554                 554                      560
                                                          --------------------------------------------------------
Operating income                                                6,198               6,198                    6,393
Interest expense                                                  319                 307                      722
Other expense                                                      65                  65                       51
                                                          --------------------------------------------------------
Income before income taxes                                      5,814               5,826                    5,620
Income tax expense                                              2,327               2,330                    2,248
                                                          --------------------------------------------------------
Net income                                                $     3,487      $        3,496           $        3,372
                                                          ========================================================
Net income per share                                      $       .26      $          .26           $          .25
                                                          ========================================================
Weighted average shares outstanding                            13,571              13,571                   13,571



                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------------------------------
                                                          1997 ACTUAL      1997 PRO FORMA           1996 PRO FORMA
                                                          --------------------------------------------------------
                                                          (UNAUDITED)         (UNAUDITED)              (UNAUDITED)
Net sales                                                 $    60,619      $       60,619           $       53,312
Cost of sales                                                  25,057              25,057                   21,843
                                                          --------------------------------------------------------
Gross profit                                                   35,562              35,562                   31,469
Selling, general and administrative expenses                   18,256              18,256                   16,880
Amortization of intangible assets                               1,662               1,662                    1,679
                                                          --------------------------------------------------------
Operating income                                               15,644              15,644                   12,910
Interest expense                                                4,813               1,006                    2,284
Other expense                                                     153                 153                       41
                                                          --------------------------------------------------------
Income before income taxes                                     10,678              14,485                   10,585
Income tax expense                                              4,277               5,794                    4,234
                                                          --------------------------------------------------------
Net income                                                $     6,401      $        8,691           $        6,351
                                                          ========================================================
Net income per share                                             $.61                $.64                     $.47
                                                          ========================================================
Weighted average shares outstanding                            10,451              13,571                   13,571


          See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------------
                                                                      1997 ACTUAL       1997 PRO FORMA
                                                                 ---------------------------------------
                                                                      (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                $          6,401       $       8,691
       Depreciation and amortization                                        3,230               3,230
       Deferred taxes and interest                                          2,402               1,026
       Changes in operating assets and liabilities                        (2,486)             (2,486)
                                                                 ---------------------------------------
          Net cash provided by operating activities                         9,547              10,461

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                 (2,393)             (2,393)
       Issuance of note receivable                                           (50)                (50)
                                                                 ---------------------------------------
          Net cash used by investing activities                           (2,443)             (2,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowing from bank term loans, net                               (16,850)            (17,764)
       Issuance of common stock                                            69,730              69,730
       Redemption of preferred stock                                      (8,996)             (8,996)
       Payments on shareholder debt                                      (51,697)            (51,697)
                                                                 ---------------------------------------
          Net cash provided (used) by financing activities                (7,813)             (8,727)
                                                                 ---------------------------------------
          Net increase (decrease) in cash and cash equivalents              (709)               (709)
Cash and cash equivalents, beginning of period                              5,898               5,898
                                                                 ---------------------------------------
Cash and cash equivalents, end of period                         $          5,189       $       5,189
                                                                 =======================================

Supplemental information:
Cash paid during the period for:
       Interest                                                  $          6,642                 N/A
       Taxes                                                     $             36                 N/A

Noncash activity:

In conjunction with the initial public offering of the Company's common stock, 937,084 shares of the Company's nonvoting common stock was converted into 937,084 shares of the Company's common stock.


        See accompanying notes to the consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Racing Champions Corporation (the "Company") and its wholly-owned subsidiaries, Racing Champions, Inc. and Racing Champions Limited. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations for the three months and nine months ended September 30, 1997 and the cash flows of the Company for the nine month period then ended.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's prospectus dated June 11, 1997.

The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

The acquisitions were accounted for using the purchase method of accounting. The acquisitions involved the following: (i) the Company's purchase of all the outstanding stock of RCI in exchange for the issuance by the Company of three-day notes for $10,630,014, Senior Subordinated Notes of $1,327,808, Series A Junior Subordinated Notes of $2,746,848 and Series B Junior Subordinated Notes of $295,330, (ii) the Company's purchase of substantially all of the assets of DML for a cash payment of $1,728,107, and the issuance by the Company of three-day notes for $28,304,102, Senior Subordinated Notes of $4,025,525, Series A Junior Subordinated Notes of $8,369,985, Series B Junior Subordinated Notes of $899,904, 2,422.06 shares of Series A Preferred Stock at a price of $100 per share, 11,952.33 shares of Series B Preferred Stock at a price of $100 per share, 1,354,908 shares of common stock at a price of $0.13 per share and 937,084 shares of Nonvoting Common Stock at a price of $0.13 per share, (iii) the Company's purchase of substantially all of the assets of Racing Champions Limited for a cash payment of $1,500,000, (iv) the Company's purchase of substantially all of the assets of Hosten Investment Limited for a cash payment of $50,000, and (v) the Company's purchase of substantially all of the assets of Garnett Services, Inc. for a cash payment of $17,976,667, and the issuance by the Company of Senior Subordinated Notes of $2,666,667, Series A Junior Subordinated Notes of $5,558,417, 13,163.26 shares of Series A Preferred Stock at a price of $100 per share, and 1,145,996 shares of Common Stock at a price of $0.13 per share.

The excess purchase price over the book value of the net assets acquired was $93,547,442. Of this excess, $88,663,805 has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years and $4,883,637 was recorded as inventory and property and equipment.

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

NOTE 4 - COMMON AND PREFERRED STOCK

Authorized and issued shares and par values of the Company's common and preferred stock are as follows:

                                                                 SHARES OUTSTANDING AT    SHARES OUTSTANDING AT
                            AUTHORIZED SHARES      PAR VALUE       SEPTEMBER 30, 1997        DECEMBER 31, 1996
                            -----------------      ---------       ------------------        -----------------
Series A Preferred Stock           100,000         $    .01                 0                      66,668

Series B Preferred Stock           20,000          $    .01                 0                      11,952


Voting Common Stock              20,000,000        $    .01            13,242,382                6,948,156

Nonvoting Common Stock            1,000,000        $    .01                 0                     937,084


On June 17, 1997, the Company filed its Restated Certificate of Incorporation to eliminate the Series A Preferred Stock, Series B Preferred Stock and Nonvoting Common Stock.

NOTE 5 - DEBT

In conjunction with the Offering, the Company revised and amended its bank agreement on June 17, 1997. The amended credit agreement provides for a revolving loan and a five-year term loan. The revolving loan allows the Company to borrow up to $5 million at any time prior to June 28, 2002, based upon levels of the Company's accounts receivable, inventory and cash flows. At September 30, 1997, there were no borrowings on the revolving loan. The term loan is in the principal amount of $22 million, with final maturity at June 28, 2002. The outstanding balance on the term loan at September 30, 1997 was $20,050,000, of which $3,900,000 was current.

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

NOTE 7 - PRO FORMA DATA

The pro forma consolidated statements of income and cash flows give effect to the Offering as if it had occurred as of the beginning of the year presented. The 1996 pro forma information also includes adjustments for the 1996 Recapitalization to exclude $2.3 million (net of income taxes) of nonrecurring expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere herein.

                              RESULTS OF OPERATIONS

PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO PRO
FORMA THREE MONTHS ENDED SEPTEMBER 30, 1996

    Net sales. Net sales decreased $0.5 million, or 2.2%, to $22.5 million for the three months ended September 30, 1997 from $23.0 million for the three months ended September 30, 1996. The decrease in sales for the quarter was due to the UPS strike in August and a temporary department-wide inventory reduction directive for much of the third quarter at one of the Company's key customers. Sales were positively impacted by a slight price increase in 1997.

    Gross profit. Gross profit decreased $0.4 million , or 2.9%, to $13.3 million for the three months ended September 30, 1997 from $13.7 million for the three months ended September 30, 1996. The gross profit margin (as a percentage of net sales) decreased slightly to 59.1% in 1997 compared to 59.6% in 1996. This decrease is a result of the decrease in net sales. There were no major changes in the components of cost of sales.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 3.0%, to $6.5 million for the three months ended September 30, 1997 from $6.7 million for the three months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 28.9% for the three months ended September 30, 1997 from 29.1% for the three months ended September 30, 1996. This decrease is primarily due to lower royalty expense as a percentage of sales because more 1997 sales were generated from non-racing products which carry lower royalty rates. Amortization expense of $0.6 million for each of the three month periods ended September 30, 1997 and 1996, related to intangible assets created in conjunction with the 1996 Recapitalization.

    Operating income. Operating income decreased $0.2 million, or 3.1%, to $6.2 million for the three months ended September 30, 1997 from $6.4 million for the three months ended September 30, 1996. As a percentage of net sales, operating income decreased slightly to 27.6% for the three months ended September 30, 1997 from 27.8% for the three months ended September 30, 1996.

    Interest expense. Interest expense of $0.3 million and $0.7 million for the three months ended September 30, 1997 and September 30, 1996, respectively, related primarily to bank term loans. The decrease in interest expense in primarily due to lower outstanding bank term loans in 1997.

    Income tax. Income tax expense for the three months ended September 30, 1997, and September 30, 1996 include provisions for federal, state and Hong Kong income taxes at an effective rate of 40.0%.

PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1996

    Net sales. Net sales increased $7.3 million, or 13.7%, to $60.6 million for the nine months ended September 30, 1997 from $53.3 million for the nine months ended September 30, 1996. The sales growth in 1997 was aided by a slight increase in prices but was primarily attributable to $2.1 million growth in the racing replica category and $1.7 million growth in the non-racing vehicle category with the remainder of the growth attributable to the collectible pewter figures category, a new introduction in 1997.

     Gross profit. Gross profit increased $4.1 million, or 13.0%, to $35.6 million for the nine months ended September 30, 1997 from $31.5 million for the nine months ended September 30, 1996. The gross profit margin (as a percentage of net sales) decreased slightly to 58.7% in 1997 from 59.1% in 1996. This decrease is the net result of a slight gross profit margin improvement offset by the increase in Hong Kong shipments (to 57.7% of net sales in the first nine months of 1997 from 50.9% of net sales in the first nine months of 1996) which have a lower gross profit margin than domestic shipments. There were no major changes in the components of cost of sales.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.4 million, or 8.3%, to $18.3 million for the nine months ended September 30, 1997 from $16.9 million for the nine months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 30.2% for the nine months ended September 30, 1997 from 31.7% for the nine months ended September 30, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of spreading fixed selling and administrative expenses over higher sales volume. Amortization expense of $1.7 million for each of the nine month periods ended September 30, 1997 and 1996, related to intangible assets created in the 1996 Recapitalization.

    Operating income. Operating income increased $2.7 million, or 20.9%, to $15.6 million for the nine months ended September 30, 1997 from $12.9 million for the nine months ended September 30, 1996. As a percentage of net sales, operating income increased to 25.7% for the nine months ended September 30, 1997 from 24.2% for the nine months ended September 30, 1996.

    Interest expense. Interest expense of $1.0 million and $2.3 million for the nine months ended September 1997 and 1996, respectively, related primarily to bank term loans.

    Income tax. Income tax expense for the nine months ended September 30, 1997 and September 30, 1996 include provisions for federal, state and Hong Kong income taxes at an effective rate of 40.0%.

THREE MONTHS ENDED SEPTEMBER 30, 1997

    Net sales. Net sales were $22.5 million for the three months ended September 30, 1997. Net sales for the three months ended September 30, 1997 included three product categories -- racing vehicle replicas, non-racing vehicles and collectible pewter figures.

    Gross profit. Gross profit was $13.3 million for the three months ended September 30, 1997. The gross profit margin (as a percentage of net sales) was 59.1%. Net sales from Hong Kong shipments, which generate lower gross margins due to price discounts, were 50.4% of net sales in the third quarter of 1997.

    Selling, general and administrative expenses. Selling, general and administrative expenses were $6.5 million for the three months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses were 28.9%. Amortization expense of $0.6 million, or 2.7% of net sales for the three months ended September 30, 1997 related to intangible assets created in connection with the 1996 Recapitalization.

    Operating income. Operating income for the third quarter of 1997 was $6.2 million, or 27.6% of net sales. Excluding the amortization of intangible assets, operating income was $6.8 million or 30.2% of net sales.

    Interest expense. Interest expense of $0.3 million for the three months ended September 30, 1997 related primarily to bank term loans incurred in connection with the 1996 Recapitalization.

    Income tax. Income tax expense for the three months ended September 30, 1997 includes provisions for federal, state and Hong Kong income taxes at an effective rate of 40.0%.

NINE MONTHS ENDED SEPTEMBER 30, 1997

    Net sales. Net sales were $60.6 million for the nine months ended September 30, 1997. Net sales for the nine months ended September 30, 1997 included three product categories -- racing vehicle replicas, non-racing vehicles and collectible pewter figures.

    Gross profit. Gross profit was $35.6 million for the nine months ended September 30, 1997. The gross profit margin (as a percentage of net sales) was 58.7%. Net sales from Hong Kong shipments, which generate lower gross margins due to price discounts, were 57.7% of net sales for the nine months ended September 30, 1997.

    Selling, general and administrative expenses. Selling, general and administrative expenses were $18.3 million for the nine months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses were 30.2%. Amortization expense of $1.7 million or 2.8% of net sales for the nine months ended September 30, 1997 related to intangible assets created in connection with the 1996 Recapitalization.

    Operating income. Operating income for the first three quarters of 1997 was $15.6 million or 25.7%. Excluding the amortization of intangible assets, operating income was $17.3 million or 28.5% of net sales.

    Interest expense. Interest expense of $4.8 million for the nine months ended September 30, 1997 related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization. Subordinated debt was repaid with a portion of the proceeds from the initial public offering in June, 1997.

    Income tax. Income tax expense for the nine months ended September 30, 1997 includes provisions for federal, state and Hong Kong income taxes at an effective rate of 40.0%.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of $9.5 million during the nine months ended September 30, 1997. This was primarily due to earnings from operations. Capital expenditures for the nine months ended September 30, 1997 were approximately $2.4 million, of which approximately $2.1 million was for tooling.

On June 17, 1997, the Company revised and amended its credit agreement with BankBoston, N.A. and certain other lenders. The revised and amended credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $5 million at any time prior to June 28, 2002, based upon levels of the Company's accounts receivable, inventory and cash flows and the amount of letter of credit exposure. The Company had no outstanding borrowings under the revolving loan as of September 30, 1997. The outstanding balance on the term loan at September 30, 1997 was $20,050,000, of which $3,900,000 was current. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

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

BankBoston's Hong Kong branch has made available to the Company's Hong Kong subsidiary a line of credit of up to $5 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 2% and are cross-guaranteed by Racing Champions Inc. and the Hong Kong subsidiary. As of September 30, 1997, the Hong Kong subsidiary had not borrowed under this line of credit.

The Company's anticipated debt service obligations for remainder of 1997 for scheduled interest and principal payments are approximately $1.3 million. Average annual debt service obligations through June, 2002 are approximately $5 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company did not hold any market sensitive instruments during the period covered by this report.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 5, 1997, Petty Enterprises, Inc. filed a civil action in North Carolina state court naming Racing Champions, Inc., a wholly-owned subsidiary of the Company ("RCI"), as a defendant. The complaint relates to RCI's production and sale of racing replicas bearing trademarks or trade names owned by the plaintiff under a license agreement and makes a number of allegations regarding unauthorized production, advertisement, use and sale by RCI of such trademarks and trade names. The plaintiff seeks an unspecified amount of compensatory and punitive damages and also seeks a court order that RCI cease production, sale or promotion of products bearing the plaintiff's trademarks or trade names and deliver all such products to the plaintiff for destruction. RCI filed an answer on June 30, 1997, denying all claims and asserting a counterclaim with respect to approximately $80,000 of unpaid receivables. On July 12, 1997, the plaintiff filed a reply denying RCI's counterclaim. RCI intends to vigorously defend the claims, although no assurances can be given as to the outcome of this matter.

         In the normal course of business the Company also may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d) On June 17, 1997, the Company sold 5,357,142 shares of common stock and certain selling stockholders sold 392,858 shares of common stock in an underwritten public offering (the "Offering"), which constituted all of the securities registered pursuant to the Company's Registration Statement on Form S-1 (Registration No. 333-22493). The Securities and Exchange Commission declared the Registration Statement effective on June 11, 1997. The managing underwriters of the Offering were Robert W. Baird & Co.
Incorporated ("Baird"), William Blair & Company, L.L.C. and J.C. Bradford & Co.

         The selling stockholders sold 392,858 shares of common stock in the offering for an aggregate offering price of $5,500,012 and received aggregate net proceeds of $5,115,011.16.

         The following table summarizes the offering expenses incurred by the Company and the net proceeds received by the Company pursuant to the Offering:

Aggregate offering price of shares sold by the Company........ $  74,999,988
Underwriting discounts and commissions........................     5,249,999(1)
Finder's fees.................................................            --
Expenses paid to or for underwriters..........................            --
Other expenses................................................       949,253
Total expenses................................................     6,199,252
Net offering proceeds to the Company..........................    68,800,736

(1) Includes $1,124,550 paid to Baird. Certain entities related to Baird held in the aggregate more than 10% of the outstanding shares of Common Stock immediately prior to the Offering.

         The following table summarizes the Company's use of the net proceeds of the Offering:

Construction of plant, building and facilities................$           --
Purchase and installation of machinery and equipment..........            --
Purchase of real estate.......................................            --
Acquisition of other businesses...............................            --
Repayment of indebtedness.....................................    59,804,250(1)
Working capital...............................................            --
Temporary investment..........................................            --
Other -- redemption of preferred stock........................     8,996,486(2)

(1) Includes $40,264,354 paid to directors, officers, holders of 10% or more of a class of the Company's equity securities or affiliates of the Company.

(2) Includes $8,352,854 paid to directors, officers, holders of 10% or more of a class of the Company's equity securities or affiliates of the Company.

Item 3.  Defaults Upon Senior Securities.

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders of the Company during the third quarter of 1997.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1997).

                  3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration Statement No. 333-22493) filed by the Company with the Securities and Exchange Commission on April 11, 1997).

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:  None in the third quarter of 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Dated this 13th day of November, 1997.

                              RACING CHAMPIONS CORPORATION

                              BY /s/ Robert E. Dods
                                --------------------------------------
                                 Robert E. Dods, President

                              BY /s/ Curtis W. Stoelting
                                --------------------------------------
                                Curtis W. Stoelting, Vice President -
                                Finance and Operations and Secretary