Form 10-K
period 1997-12-31
RACING CHAMPIONS CORP
filed 1998-03-27
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[x]     Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 1997.

[ ]     Transition Report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from      to     .
                                                    ----    ----

                         Commission file number 0-22635

                          Racing Champions Corporation
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)



           Delaware                                       36-4088307
-------------------------------              ---------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

     800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, IL      60137
     ----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code:  630-790-3507
                                                          ----------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:


                                          Name of each exchange on
             Title of each class          which registered
                     NA                             NA
             -------------------          ------------------------


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.01 Per Share
                   ------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Registrant's common stock held by nonaffiliates as of March 13, 1998: $65,907,132

     Number of shares of the Registrant's common stock outstanding as of March 13, 1998: 13,242,382

DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Racing Champions Corporation ("Racing Champions" or the "Company") is a leading producer and marketer of collectibles. Racing Champions is best known for its extensive line of officially licensed die cast replicas of actual race cars and related vehicles from the five most popular U.S. professional racing series, including NASCAR. Since its inception in 1989, Racing Champions has capitalized on the growing popularity of motor sports by offering an expanding line of high quality, affordable racing replicas targeted toward racing fans and adult collectors. Beginning in 1996, Racing Champions successfully expanded into non-racing collectibles by introducing the Racing Champions Mint line of die cast replicas of classic and late-model vehicles. Racing Champions continued this expansion in 1997 with the introduction of additional lines of non-racing vehicle replicas and two new lines of collectible pewter figures.
In 1998, Racing Champions plans to introduce Racing Champions Authentics, a new line of die cast vehicle replicas sold exclusively at hobby and collector shops, limited edition racing replicas relating to NASCAR's 50th anniversary, additional lines of racing and classic and custom vehicle replicas, and a new line of collectible pewter figures. From 1990, Racing Champions' first full year of operations, through 1997, Racing Champions' net sales grew from approximately $5 million to $77 million.

     Racing Champions is a holding company which was formed as a Delaware corporation in April 1996 by an investor group (the "Investor Group") led by Willis Stein & Partners, L.P., a private investment fund, for the purpose of consummating a recapitalization (the "Recapitalization") which involved the acquisition by Racing Champions of both Racing Champions, Inc., a privately held Illinois corporation formed in 1989 (together with an affiliated company, the "RCI Group"), and Racing Champions Limited, a privately held Hong Kong corporation formed simultaneously in 1989 (together with certain affiliated companies, the "RCL Group"). The RCI Group and the RCL Group, while under different ownership, effectively operated as one entity with the RCI Group managing the licensing, product development and sales operations, and the RCL Group managing the overseas manufacturing and shipping operations. The RCI Group was owned equally by Robert E. Dods and Boyd L. Meyer. The RCL Group was owned by Peter K.K. Chung. Messrs. Dods, Meyer and Chung continue to serve as senior executives of Racing Champions and collectively own approximately 29.5% of the outstanding shares of the Company's common stock, par value $0.01 per share (the "Common Stock").

COLLECTIBLES INDUSTRY

     The collectibles industry is composed of numerous niche markets served by a wide variety of producers and distributors. Collectible products include figurines, dolls, ceramic buildings, prints, plates, glass, ornaments, steins, music boxes, trading cards and die cast items, including vehicles. Collectible products are generally of high quality, produced in limited quantities and targeted to adults. According to the Collectibles Industry Report for 1997 by Unity Marketing, an independent market research firm, the collectibles industry generated customer sales of approximately $9.2 billion in the United States in 1996. This represented a 15.0% increase from 1995 and a 30% increase from 1994. Demographic trends are expected to positively impact the industry, as the baby boom generation ages and has higher discretionary income that can be spent on leisure goods such as collectibles. Racing Champions is currently focused on the following two segments of the collectibles market.

     DIE CAST VEHICLE REPLICAS

     The die cast vehicle industry generated consumer sales of approximately $1.2 billion in the United States in 1996. Die cast vehicles include airplanes, trains, tractors, and most significantly, automobiles and trucks and have been produced for many years by a wide variety of companies. While a significant percentage of die cast products have historically been sold as toys, an active base of adult die cast collectors has developed over time. Various secondary markets for die cast vehicles have subsequently developed with a number of periodicals regularly reporting the secondary market value of a wide variety of die cast vehicles.

     Classic and Custom Vehicle Replicas. The primary market of classic and custom die cast vehicle replicas is comprised of boys ages five and over and adults. Collectible periodicals have for many years included die cast vehicles such as 1:64 scale cars originally produced by Matchbox(R). While collector interest in die cast cars continues, Racing Champions believes that the quality of new 1:64 scale vehicles has declined over the years as other manufacturers reduced features and costs in order to compete on a price basis with toys. Racing Champions has targeted its classic and custom vehicle replicas to adult collectors who make multiple purchases of die cast vehicles because of their affinity for automobiles and trucks, the authenticity of the replicas and the fun of collecting.

     Racing Replicas. Due to the popularity of motor sports, racing replicas emerged as a significant and growing category of the die cast vehicle industry. The racing replica industry's primary market is racing fans and adult collectors. Racing Champions believes that its customers are predominately male with approximately 80% age 24 and older. These fans are attracted to racing replicas due to the highly detailed, precise nature of the replicas and the popularity of racing and the teams, drivers and sponsors represented by the replicas. Established secondary markets exist for racing replica products, including Racing Champions', with market values reported in collector magazines such as Becketts, Die Cast Digest and Tuff Stuff's RPM.

     Racing Champions believes that demand for racing replicas will continue to increase as the interest in motor sports grows. The North American motor sports industry currently enjoys a large and growing spectator base with total attendance in 1996 exceeding 15.4 million at 215 sanctioned events. By comparison, approximately 14.6 million people attended the 240 NFL regular season games. The most popular of the motor sports circuits is the NASCAR Winston Cup Series. From 1990 to 1996, attendance at Winston Cup events increased from approximately 3.3 million to 5.5 million, an increase of approximately 67%. During the same period, sales of NASCAR licensed merchandise have increased from $60 million to $770 million, a compound annual growth rate of approximately 53%. Racing Champions has contributed to this growth and has been NASCAR's leading licensee since 1992. Overall Nielsen ratings for Winston Cup telecasts increased approximately 20% from 1994 to 1996 and household viewership increased approximately 27% for the same period. The growth in motor sports in general, and NASCAR in particular, is expected to continue for a number of reasons, including: (i) the opening of new superspeedways in the Dallas/Ft. Worth and Los Angeles markets and the inclusion of these markets in the 1997 Winston Cup Series; (ii) the expansion and upgrade of many existing motor sports facilities throughout the U.S.; (iii) the conducting of IRL and other non-NASCAR events at traditional NASCAR venues; and (iv) increased television exposure in response to favorable ratings increases.

     COLLECTIBLE FIGURES AND FIGURINES

     Collectible figures and figurines are the largest category within the collectibles industry with over $3 billion in consumer sales in 1996. These figures and figurines are produced in various mediums including acrylic, plastic, porcelain, crystal and pewter and depict characters from a wide variety of themes including nostalgia, entertainment, sports and wildlife. The majority of this market includes higher quality figures and figurines which are generally intended for display. These items are often offered in limited edition sets, which enhances their collectibility. A portion of this market includes collectible "action" figures, which typically are plastic, and represent characters from comics, movies, television shows or professional sports. Established secondary markets exist for collectible action figures, with market values reported in collector magazines such as White's Collecting Figures and Action Figure Digest.

     Comic Book Characters. Comic books have been an entertainment medium since their inception in the late 1930's. Many of today's favorite mythical characters were created in the pages of comic books, including such popular superheroes as Batman, Superman and Spiderman. Related entertainment products such as movies and television programs increase the reach of comic book characters to a wide spectrum of consumers and collectors. Comic books and comic book characters have grown into a significant adult collectibles category as a result of comic books' 60 year history, unique and imaginative characters and thousands of published titles. The comic book character market primarily attracts adult males and is supported through national and regional collector shows, auctions and dedicated publications such as Overstreets Price Guides, Wizard Magazine and Fan Magazine.

     Sports Collectibles. The sports collectible and memorabilia business has grown over the last decade from primarily trading cards to encompass a large variety of products including autographed equipment, pictures and replica figures. The collector base consists of both children and adults, the majority of whom are male. Sports memorabilia and collectible products are in high demand due to the increase in media exposure and the celebrity status afforded past and present athletes. Collector shows, auctions and dedicated publications such as Becketts and Sports Collectors Digest help support the growth in secondary market trading of sports collectibles and memorabilia which has further enhanced collector interest in the category.

     Star Trek Collectibles. With five television series, eight motion pictures and more than 500 fan publications, Star Trek has developed into one of the most popular and enduring entertainment and collectible franchises. More than 200 licensees currently sell a wide variety of Star Trek merchandise ranging from chess sets to 3-D collector plates. Paramount, the producer of Star Trek, estimates that Star Trek products have generated more than $2.5 billion at retail since the inception of the first Star Trek television series in the late 1960's.

PENDING ACQUISITION OF WHEELS SPORTS GROUP, INC.

     Racing Champions has entered into an Agreement and Plan of Merger with Wheels Sports Group, Inc. ("Wheels"), dated as of December 4, 1997, as amended (the "Merger Agreement"), pursuant to which Racing Champions will acquire Wheels in a tax-free reorganization. Wheels is a marketer and distributor of officially licensed NASCAR-related merchandise, including collectibles, apparel and souvenirs. The Merger Agreement contemplates that Racing Champions' acquisition of Wheels will be effected by the merger of a wholly owned subsidiary of Racing Champions into Wheels (the "Merger") pursuant to which the stockholders of Wheels will receive 0.70 shares of Common Stock in exchange for each outstanding share of Wheels common stock.

     The obligations of the parties to cause the Merger to be consummated are subject to the satisfaction or waiver in writing of certain conditions, including approval by the stockholders of Wheels and Racing Champions, the filing and effectiveness of a registration statement on Form S-4 with the Securities and Exchange Commission which will include the joint proxy statement/prospectus that will be used to solicit proxies from the stockholders of Wheels and Racing Champions, and the receipt of necessary regulatory approvals and other matters. Because there are significant conditions remaining to be satisfied with respect to the pending Merger, no assurance can be given that the Merger will be consummated or, if consummated, that the terms of the Merger will be as presently contemplated.

BUSINESS STRATEGY

     Racing Champions' objectives are to (i) expand its racing replica business by capitalizing on the growing popularity of motor sports; (ii) leverage its brand name, reputation with collectors and established distribution and manufacturing relationships by developing new collectible products; and (iii) supplement its internal growth through the pursuit of strategic acquisitions. Racing Champions' primary strategies for achieving these objectives are as follows:

     Focus on Collectible Racing Replicas. Racing Champions is uniquely focused on developing collectible scaled die cast vehicle replicas, with an emphasis on racing vehicles that compete in NASCAR racing events, one of the fastest growing sports in the United States. Racing Champions believes that it had the largest domestic share in 1997 of the collectible scaled die cast racing replica category. Key to that achievement is the commitment of Racing Champions to fostering the collectibility of its products, including carefully managing quantities produced and continually freshening product offerings by staggering release dates. Sales of Racing Champions' collectible NASCAR racing replicas increased by more than 29% in 1997. In 1996, Racing Champions took its expertise in racing die cast replicas and applied it to develop new lines of non-racing vehicle replicas. Racing Champions' non-vehicle racing replicas currently includes seven product lines and generated over $11 million of sales in 1997.

     Authenticity Through Licensing. Much of Racing Champions' success is based upon its expertise in producing highly detailed collectibles with a reputation for quality workmanship and authenticity. Producing authentic collectibles generally requires Racing Champions to secure licensing agreements with representatives of the item or person to be replicated. For example, Racing Champions' NASCAR die cast racing replicas require licensing agreements with that sport's organizing body, team owners, drivers, sponsors and vehicle manufacturers, among others. Currently, Racing Champions maintains licenses with over 90% of NASCAR teams. After the consummation of the Merger, Racing Champions expects that Wheels' licensing arrangements will complement Racing Champions' licensing arrangements and that the combined company will be well positioned to pursue licenses with top drivers.

     Primarily Mass Merchant Distribution. Racing Champions distributes its products primarily through mass merchant retailers such as K-Mart, Target, Toys 'R' Us and Wal-Mart, which provides a strong demographic fit with Racing Champions' targeted customers - male adults over age 25. By focusing on this high volume channel of distribution, Racing Champions realizes substantial economies of scale. By controlling product and selling costs, Racing Champions can sell at reduced prices without adversely affecting quality. Racing Champions has also consistently increased shelf space for its products, with displays for Racing Champions' products in over 20,000 retail locations.

     Maintain Dedicated External Manufacturing Relationships. Racing Champions maintains long-standing relationships with independent, dedicated suppliers in China for the production of its die cast products. Racing Champions Limited, the Company's Hong Kong subsidiary (the "Hong Kong Subsidiary"), closely oversees and coordinates production. Racing Champions believes that its relationships with its suppliers provide many advantages, including flexibility, reliability and lower costs. Within the last 12 months, two of Racing Champions' suppliers have developed new facilities in the Racing Industrial Zone (the "RIZ Complex") in China. Additional suppliers of Racing Champions are in the process of developing facilities in the RIZ Complex. The Hong Kong Subsidiary intends to establish an office in the RIZ Complex to house its graphic design, engineering, quality control, production scheduling and administrative personnel. Racing

Champions believes that the development of the RIZ Complex should allow increased production, greater efficiency and potential cost savings with respect to the manufacture of Racing Champions' products.

     Strong Growth Through New Products and New Distribution Channels. Key to Racing Champions' growth strategy is the continuous development of new, innovative products. For example, since 1996, Racing Champions has created and expanded its non-racing die cast vehicle replica category to include seven product lines which generated net sales of $11 million in 1997. After the consummation of the Merger, the business of Wheels, a leading distributor and marketer of NASCAR-licensed merchandise, will further broaden Racing Champions' product offerings while adding significant distribution channels for Racing Champions' die cast racing replicas.

     Pursue Strategic Acquisitions. Racing Champions intends to supplement internal growth through the pursuit of acquisitions to add new products and extend Racing Champions' market reach. Racing Champions intends to focus its acquisition strategy on companies like Wheels that complement Racing Champions' collectible product offerings.

     Experienced Management Team. Behind the success of Racing Champions is a group of executives with nearly 100 years of combined experience in the collectibles, consumer products and racing industries. The Racing Champions management team includes Robert E. Dods, Racing Champions' President, and Boyd
L. Meyer, Racing Champions' Executive Vice President, who co-founded the RCI Group in 1989 and maintain a significant equity interest in Racing Champions.

PRODUCTS

     Racing Champions produces products in the die cast racing replica, classic and custom vehicle replica and collectible figure categories. Since 1989, Racing Champions has continually introduced new products and expanded its product lines. Racing Champions' current products were introduced in the following years:


       YEAR OF
     INTRODUCTION       PRODUCTS
     ------------       --------
        1989            1:64 stock car
        1990            1:87 team transporter
        1991            1:64 team transporter; 1:24 stock car
        1993            1:24 pit stop display; 1:64 and 1:24 Premier Edition
                        stock cars
        1994            1:64 Indy style race car; 1:24 Indy style race car;
                        1:64 sprint car; 1:24 sprint car
        1995            1:64 racing truck; 1:24 stock car with opening hood;
                        1:24 racing truck; 1:18 stock car with opening hood;
                        1:9 racing motorcycle; 1:24 top fuel dragster
        1996            1:64 stock car with opening hood; 1:144 stock car;
                        1:64 top

                        fuel dragster; 1:64 funny car; 1:64 pro stock drag racer; 1:24 funny car; 1:24 pro stock drag racer;
                        1:64 Racing Champions Mint
        1997            1:144 racing truck; 1:144 team transporter;
                        1:144 top fuel dragster; 1:144 funny car; 1:144 pro stock drag racer; 1:24 Hot Rod Collection; 1:64 Hot Rod
                        Collection; 1:144 Hot Rod Collection; Comic Book
                        Champions pewter figures; Sports Champions pewter figures; 1:144 Racing Champions Mint; 1:144 Truckin USA transporter; 1:144 Dukes of Hazzard vehicles; 1:64
                        Stock Rods; 1:24 Stock Rods; 1:144 Stock Rods; 1:64
                        Police USA Collection.

     RACING REPLICAS

     Racing Champions' racing replicas include a comprehensive line of scaled stock cars, trucks and team transporters representing most of the vehicles competing in the current year's NASCAR Winston Cup Series, Busch Grand National Series and Truck Series by Craftsman. Racing Champions also produces replicas from other popular racing series including NHRA drag racing, CART and IRL Indy style racing and World of Outlaws sprint car racing. In 1997, Racing Champions produced over 1,000 different styles of racing replicas, including various sizes such as 1:18, 1:24, 1:64, 1:87 and 1:144 scale. A 1:24 scale stock car replica is approximately eight inches long whereas a 1:64 scale stock car replica is approximately three inches long. Racing Champions' racing replicas generally retail at prices ranging from $1 to $30.

     NASCAR Vehicles. The NASCAR product line covers stock cars in the Winston Cup and Busch Grand National Series and racing trucks in the NASCAR Truck Series by Craftsman. NASCAR stock cars were Racing Champions' initial offering in the collectible racing replica category. NASCAR products include race cars and trucks, team transporters and pit stop displays which are produced in various sizes including 1:18, 1:24, 1:64, 1:87 and 1:144 scale. The NASCAR product line is produced in an annual Regular Edition as well as special editions. The special editions are differentiated by more detailed painting, special packaging and limited edition, serial numbered production runs. In connection with NASCAR's 50th Anniversary celebration in 1998, Racing Champions will launch four limited edition 50th Anniversary product lines in unique gold packaging. Racing Champions also plans to introduce its Signature Drivers Series in 1998. The Signature Driver Series will consist of 1:64 and 1:24 scale stock cars and 1:64 scale transporters which will feature opening hoods, intricately designed interiors and engines, and driver-specific packaging. Racing Champions has entered into licenses with various NASCAR stock car and truck teams, drivers, agents and sponsors, which allow Racing Champions to replicate race cars and race trucks and team transporters for over 100 teams.

     Indy Style Cars. Racing Champions began production of Indy style cars in 1994. Indy style car products are produced in 1:24 and 1:64 scale sizes. Racing Champions has entered into licenses which allow Racing Champions to replicate over 30 cars. Racing Champions also holds a license from the Indianapolis Motor Speedway to produce special event related vehicles.

     World of Outlaws Sprint Cars. Racing Champions began production of the World of Outlaws sprint car racing product line in 1994. Sprint car products are produced in 1:24 and 1:64 scale sizes. Racing Champions has entered into licenses which allow Racing Champions to replicate over 30 cars.

     National Hot Rod Association Drag Racers. Racing Champions introduced its NHRA product line in 1995. NHRA products are currently produced in 1:24, 1:64 and 1:144 scale sizes. This product line includes licenses for the top fuel, funny car and pro stock drag racing divisions which allow Racing Champions to replicate over 55 vehicles.

     CLASSIC AND CUSTOM VEHICLE REPLICAS

     Racing Champions Mint. In early 1996, Racing Champions introduced the Racing Champions Mint product line. The Racing Champions Mint is a new concept building on Racing Champions' racing replica success but still focusing on the collectible die cast vehicle market. Each month Racing Champions issues an assortment of six serial numbered, highly detailed 1:64 scale replicas of classic and late model cars and trucks in color schemes matching those used on the actual vehicle. Each new issue is sequentially numbered and includes releases of new models and new paint schemes. The replicas are selected from actual vehicles manufactured over the past five decades. The limited production of these replicas enhances their collectibility.

     In 1997, Racing Champions introduced a 1:144 scale version of the Racing Champions Mint. Also in 1997, Racing Champions entered into an agreement with Petersen Publishing Company which allows for the use of the Motor Trend Magazine trade name and trademarks on the Racing Champions Mint product line. Racing Champions believes that the Motor Trend name increases the authenticity of this product line and creates additional interest with collectors and automobile enthusiasts. In addition, Racing Champions currently promotes this product line in Motor Trend Magazine and on Motor Trend's cable television show.

     Hot Rod Collection. Due to the success of Racing Champions Mint and consumer feedback, Racing Champions launched in early 1997 a new line of collectible die cast hot rod car replicas. The Racing Champions Hot Rod Collection is based on an exclusive license with Petersen Publishing Company's Hot Rod Magazine and includes custom designed hot rod cars in 1:24 and 1:64 scale sizes. In addition to the license, Racing Champions will promote this product line in Hot Rod Magazine and on Hot Rod Magazine's cable television show and Power Tour of various U.S. cities. Like Racing Champions Mint, new Hot Rod Collection models and styles will be released in monthly assortments. Each vehicle in the Racing Champions Hot Rod Collection is produced in limited quantity and includes a serial number to enhance collectibility.

     Other. Racing Champions introduced several additional lines in 1997 to continue the expansion of its non-racing vehicle replica category, and Racing Champions plans to introduce new non-racing vehicle replica lines in 1998. Racing Champions introduced Stock Rods in 1997, which features the graphics of current NASCAR stock cars on replicas of modern and vintage cars. In 1997, Racing Champions also launched the Truckin USA line, which features over-the-road transporters, and Police USA, which features police vehicles from various U.S. cities and states from the 1930's to the 1990's. In 1998, Racing Champions plans to debut the WCW and Hot Country Steel lines to complement the Truckin USA and Police USA lines. Hot Country Steel will depict country music stars on "hot" cars, while WCW vehicles will contain graphics associated with popular wrestlers in versions from two popular wrestling associations, WCW and NWO.

     COLLECTIBLE PEWTER FIGURES

     In 1997, Racing Champions introduced a new product category, collectible pewter figures. High quality pewter figures had not previously been widely available through mass merchants. Racing Champions initially focused on two proven and highly recognizable licensed properties -- comic book characters and popular athletes. Products in this category are released in continuing series. Replicas of individual comic book characters and popular athletes are produced in limited production runs and will not be repeated. In order to further collectibility, all products are hand numbered and sold with a certificate of authenticity. In 1998, Racing Champions plans to introduce a new line of Star Trek collectible pewter figures and vehicles.

     Comic Book Champions. In early 1997, Racing Champions began producing the Comic Book Champions line of collectible pewter replicas, and shipped the first Comic Book Champions replicas in March 1997. Comic Book Champions is a series of pewter replicas of comic book characters in action poses. Each figure is mounted on a die cast stand in front of an encased miniature reproduction of a comic book cover on which the character appeared. Comic Book Champions will be produced in Gold, Silver and Modern Age series, representing different eras of comic book publishing. Racing Champions has separate, nonexclusive licensing agreements with Marvel Characters, Inc. and DC Comics to use the likenesses of certain comic book characters and the reproductions of the comic book covers for this product. Figures in the initial releases included Superman(R), Batman(R), Spiderman(R), Captain America(R), the Incredible Hulk(R) and the Joker(R).

     Sports Champions. In 1997, Racing Champions began producing the Sports Champions line of collectible pewter replicas, and shipped the first Sports Champions replicas in May 1997. Sports Champions is a series of pewter replicas of popular athletes. Each replica is mounted on a die cast stand in front of an encased miniature reproduction of a Sports Illustrated magazine cover on which the athlete appeared. Racing Champions has a licensing agreement with Sports Illustrated to use its trade name and the reproductions of its magazine covers. Racing Champions has entered into licensing agreements with several major sports leagues (including the National Football League, Major League Baseball and the National Hockey League) and has entered into licenses with several professional athletes to use their likenesses on the Sports Champions replicas. Racing Champions anticipates entering into licensing agreements with additional sports figures as the Sports Champions product line is developed. The initial releases of the Sports Champions line included Muhammad Ali, Frank Thomas, Ken Griffey, Jr., and Joe Montana, among others.

     Star Trek Champions. Racing Champions plans to introduce a new line of collectible pewter figures and vehicles based on the Star Trek motion pictures in the second quarter of 1998.

Racing Champions has a licensing agreement with Viacom Consumer Products, Inc. to use the likenesses of characters and vehicles from the Star Trek motion pictures. Initially, Racing Champions will release a monthly series of Star Trek Champions collectibles with pewter replicas of legendary characters and vehicles from the first eight Star Trek motion pictures, including Captain James T. Kirk(TM), Mr. Spock(TM), Captain Picard(TM) and The U.S.S. Enterprise(TM). Each hand sculpted figure is cast in pewter and mounted on a die cast stand in front of a mini framed cell replica from the specific Star Trek movie. Each figure is a unique one time release and is of limited production.

LICENSES

     Racing Champions markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis for a limited period of time. Racing Champions has over 450 licenses with various race team owners, drivers, sponsors and agents, generally for terms of 1 to 3 years. Racing Champions' racing replicas are also officially licensed by major race sanctioning bodies including NASCAR, CART, IRL, NHRA and World of Outlaws. Although Racing Champions generally does not pursue exclusive licenses, Racing Champions' licensing arrangements with NASCAR and World of Outlaws were exclusive through December 31, 1997. Racing Champions has renewed its license agreement with NASCAR on a nonexclusive basis for three years commencing on January 1, 1998. Certain competitors have licensed the NASCAR trademark on a nonexclusive basis for use on racing replicas, and Racing Champions anticipates that other competitors may also license the NASCAR trademark on a nonexclusive basis for use on racing replicas in 1998, which could result in increased competition for Racing Champions' NASCAR racing replicas. Racing Champions also has license agreements with the major automobile and truck manufacturers, including Chevrolet, Ford, Oldsmobile, Pontiac, Buick, Cadillac, Dodge, Chrysler and Kenworth. Racing Champions operates an office in Charlotte, North Carolina to maintain its licenses for racing replicas for vehicles competing in the various NASCAR and World of Outlaws series.

     Racing Champions has entered into additional licensing arrangements in connection with the development of its Comic Book Champions and Sports Champions product lines. Racing Champions has separate licensing agreements with Marvel Characters, Inc. and DC Comics (a division of Time Warner Entertainment Company L.P.) to use the likenesses of certain comic book characters and the reproductions of comic book covers on which they have appeared. The license agreement with Marvel Characters, Inc. expires on December 31, 1999, while the license agreement with DC Comics expires on December 31, 1998. Racing Champions also has a licensing agreement with Sports Illustrated to use its trade name and the reproductions of magazine covers which expires on June 30, 1999. Racing Champions has also entered into a license agreement with Viacom Consumer Products, Inc. in connection with Racing Champions' planned development of a line of collectible pewter replicas of characters and vehicles from the Star Trek motion pictures and television series. Racing Champions has entered into licenses with the National Football League, Major League Baseball and the National Hockey League to produce its Sports Champions replicas. Racing Champions has entered into licensing agreements with several professional athletes to use their likenesses on the Sports Champions replicas, and anticipates entering into licensing agreements with additional professional athletes as the Sports Champions product line is developed.

     Royalty rates for racing replicas vary by racing category but generally range in aggregate for all licensors from 12% to 19% of Racing Champions' sales price. Certain special or limited edition products may carry higher royalty rates. Royalty rates related to non-racing vehicle replicas range in aggregate from 3% to 10% of Racing Champions' sales price. For collectible pewter figures Racing Champions expects to pay royalty rates in aggregate from 10% to 23% of Racing Champions' sales price depending on the number of parties involved and the market value of the property or athlete. Royalties are generally paid on a quarterly basis.

PATENTS AND TRADEMARKS

     Racing Champions has registered several trademarks with the U.S. Patent and Trademark Office, including the marks Racing Champions(TM), Sports Champions(TM) and Racing Champions Mint(TM). Other trademark registrations are currently pending, including Comic Book Champions and Collectible Champions. Racing Champions holds U.S. patents for its trading card display stand and model vehicle and for its unique packaging system which includes a die cast vehicle, emblem and display stand. Racing Champions also has a patent application pending for its pewter packaging system which includes a figurine mounted on a display stand in front of a graphic reproduction associated with the figurine. Racing Champions believes that there is significant value in its Racing Champions trade name and trademark and plans to build additional value through increased customer awareness of many of Racing Champions' other trade names and trademarks.

SALES AND DISTRIBUTION

     In 1997, approximately 78% of Racing Champions' net sales were distributed through national and regional retail chains including K-Mart, Target, Toys 'R' Us, Wal-Mart, Hills, Meijers and ShopKo. Racing Champions' products are sold at more than 20,000 retail outlets throughout North America. Racing Champions utilizes electronic data interchange with its major retail customers to monitor retail inventories and point of sale information and receive and process customer orders.

     In addition, Racing Champions sells to a limited number of wholesale customers which as a group represented approximately 10% of net sales for 1997. The wholesale channel distributes Racing Champions' products to hobby and collector shops throughout North America. Racing Champions' sales to this channel on a percentage basis have been declining as its distribution through major national and regional retailers has increased.

     Racing Champions also distributes products through the premium/promotional distribution channel. In total, this channel represented approximately 12% of net sales for 1997. Premium/promotional customers include Texaco, John Deere, Citgo, Kellogg's, Procter & Gamble and Snap-On Tools. Racing Champions' premium/promotional customers offer Racing Champions' customized products to their customers through their own distribution outlets (e.g.,

Texaco, John Deere and Citgo), through special promotions (e.g., Kellogg's and Procter & Gamble) or with the purchase of their product (e.g., Snap-On Tools).

     In total, Racing Champions sells to approximately 300 customers. Racing Champions' internal sales force provides direct customer contact with virtually all of Racing Champions' retail and wholesale accounts. This sales force is supplemented by six external sales representative organizations which are divided geographically. These external sales representative organizations provide more frequent and wider customer service and solicitation of the national and regional retailers and support approximately 58% of Racing Champions' 1997 net sales. Racing Champions' internal sales force complements the external sales force by providing a more limited direct relationship between Racing Champions and the accounts assigned to the external sales force. In addition, certain large accounts are designated as "house accounts" and are handled exclusively by Racing Champions' internal sales staff. Sales representatives generally earn commissions of 3% to 8% of the net sales price from their accounts, and their commissions are not affected by the involvement of Racing Champions' internal sales force with a customer or sale.

MARKETING

     Racing Champions' marketing program is directed toward collectors and potential new customers that fit the demographic profile of Racing Champions' target market. The focus of Racing Champions' marketing plan is to increase awareness of Racing Champions' product offerings and brand name. Racing Champions utilizes the following media in its marketing plan.

     Advertising. Racing Champions places advertisements in collector's publications with high, specific market penetration such as die cast collector publications and figure collector publications. Racing Champions also advertises in national publications read by its targeted collectors and enthusiasts, such as NASCAR Magazine, Die Cast Digest, Hot Rod Magazine, Motor Trend, DC and Marvel comic books, and Sports Illustrated. In early 1998, Racing Champions began television advertising.

     Public Relations. Racing Champions has developed a sustained public relations effort to build relationships with editors at collector publications. Ongoing product notices keep editors abreast of changing products, increase Racing Champions' credibility and market acceptance, and encourage the editorial staffs of these publications to give adequate coverage to Racing Champions' products.

     Co-op Advertising. Racing Champions works closely with retail chains to plan and execute ongoing retailer driven promotions and advertising. The programs usually involve promotion of Racing Champions' products in retail customers' print circulars, mailings and catalogs.

     Direct Consumer. The Internet is an increasingly important part of Racing Champions' marketing plan as collectors have quickly adopted the Internet as a preferred way to communicate with other enthusiasts about their hobby. Racing Champions has established a proprietary World Wide Web site (www.racingchamps.com) on the Internet which highlights its products, lists product release dates and collects information directly from consumers. Racing Champions also gathers customer information through customer letters, e-mail, telephone calls and product surveys. Racing Champions uses this customer information for market research and dissemination of new product information. In 1998, Racing Champions is testing direct marketing of products through newspaper and magazine inserts.

COMPETITION

     Racing Champions believes that it had the largest domestic share in 1997 of the collectible scaled die cast racing replica category. Racing Champions competes with the other producers of collectible scaled die cast racing replicas, such as Action Performance Companies, Inc., which generally distribute their products through direct marketing, collector clubs and wholesalers who, in turn, distribute through hobby and collector shops. In contrast, most of Racing Champions' products are distributed through the mass merchant channel of distribution. Mattel and Hasbro have also recently entered the racing replica market and distribute competing die cast racing replicas in the mass merchant channel of distribution.

     Racing Champions also competes with the producers of miniature die cast toy vehicles such as Matchbox(R) and Hot Wheels(R) who, like Racing Champions, principally distribute through the mass merchant channel. In this market, Racing Champions competes with Tyco Toys, Inc. (Matchbox), Mattel, Inc. (Hot Wheels), Lewis Galoob Toys, Inc. (Micro Machines(R)), Playing Mantis (Johnny Lightning(R)) and Road Champs, Inc. as well as other domestic and foreign producers of miniature die cast toy vehicles. Many of Racing Champions' competitors have greater financial, technical, marketing and other resources than Racing Champions.

     Racing Champions believes that its competitive position is enhanced by a number of factors, including product quality, features, pricing and diversity, its ability to recognize trends in its product markets and anticipate shifts in consumer preferences, its success in designing and marketing new products, the availability of adequate sources of manufacturing capacity and the ability of its third party manufacturers to meet delivery schedules, and its ability to renew existing licenses and to enter into new licenses. In addition, Racing Champions has sought to develop brand loyalty, to produce products with a proven track record of collectibility, and to capture shelf space at leading mass merchants and other retailers.

MANUFACTURING

     Hong Kong Office. The Hong Kong Subsidiary is located in Kowloon, Hong Kong and employs 58 people who oversee all aspects of Racing Champions' product manufacturing activities. The Hong Kong Subsidiary sources raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from Hong Kong to the United States.

     Die Cast Vehicle Manufacturing. Virtually all of Racing Champions' die cast vehicle products are manufactured by five independently owned factories located in China. All of these factories (the "Dedicated Manufacturers") are exclusively dedicated to manufacturing Racing Champions' products and all are privately owned by independent Chinese entrepreneurs. All products are manufactured to Racing Champions' specifications using molds and tooling that are owned by Racing Champions. The Dedicated Manufacturers own the manufacturing equipment and machinery, and purchase raw materials, hire workers and plan production which includes subassemblies, final assemblies and packaging. Racing Champions purchases fully assembled and packaged finished goods in master cartons for distribution to its customers. Most of the Dedicated Manufacturers have been supplying Racing Champions for more than five years. Racing Champions' purchases in 1997 from the Dedicated Manufacturers, Win Yield, Sharp Success, Sunrise, Shun Fung and Remax were 34%, 24%, 18%, 9% and 5%, respectively, of Racing Champions' total purchases of die cast vehicle replicas.

     The Dedicated Manufacturers have been and will continue upgrading their manufacturing facilities. With oversight from Racing Champions, the Dedicated Manufacturers have located a site in Dongguan (approximately 50 miles from Hong
Kong) named the Racing Industrial Zone (the "RIZ Complex") which, when fully developed, will serve as a complex in which each independent Dedicated Manufacturer will operate a free standing factory facility. The factory facilities at the RIZ Complex are being developed by a third party who is leasing the factory facilities to the Dedicated Manufacturers. Currently, two of the Dedicated Manufacturers, Remax and Sunrise, have moved into their factory facilities in the RIZ Complex and are manufacturing there. Win Yield plans to move to the RIZ Complex in April 1998. Sharp Success and Shun Fung expect to move there over the next 12 months. Racing Champions intends to establish an office in the RIZ Complex. This office will house many of the functions that are currently performed in Racing Champions' Kowloon, Hong Kong office as well as provide more direct oversight and coordination of the production activities.

     Pewter Figures Manufacturing. Racing Champions manages the entire product development process. Racing Champions contracts with outside sculptors to develop individual sculptures that are used in the manufacturing process. Racing Champions provides the final sculptures to outside manufacturers for production. All sculptures and tools are returned to Racing Champions after final production has been completed.

     Product Development. New product development is constantly occurring as Racing Champions seeks to improve quality, update styles and add product lines. New product design and updates are generally initiated domestically. The designing process can take several days or a number of months depending upon whether the process involves an enhancement to an existing product or a new product design. Racing Champions has been able to develop new products and make design changes quickly due to its rapid approval process, integrated Hong Kong Subsidiary and dedicated manufacturing.

     Tooling. Racing Champions is continuously developing new tooling and molds to produce its die cast and pewter products. Racing Champions' engineering staff works closely with outside tool makers to design and create new tooling. Depending on the size and complexity of the model, tools can cost from $20,000 to $120,000. Racing Champions often produces back-up tools for high volume models. Racing Champions owns all of its tools and provides them to the manufacturers during production. Tools are returned to Racing Champions when a product is no longer in production and are stored for future use or destroyed.

     Graphics. Existing product enhancements typically include graphics changes to the vehicles for new color schemes, sponsor changes and/or driver changes and revisions to product packaging. Graphics changes are photographed and forwarded to the Hong Kong Subsidiary for incorporation into Racing Champions' product line. Racing Champions' graphic arts personnel will redesign the car decorating process in order to reflect the graphics changes. All changes are reviewed domestically by Racing Champions personnel and samples are sent to racing teams and sponsors prior to production for their approval.

     Product Safety. Racing Champions' products are designed, manufactured, packaged and labeled to conform with the safety requirements of the American Society for Testing and Materials and the Consumer Product Safety Commission and are periodically reviewed and approved by independent safety testing laboratories. Racing Champions carries product liability insurance coverage with a limit of $11.0 million per occurrence. As of December 31, 1997, Racing Champions has never received a product liability claim.

EMPLOYEES

     As of December 31, 1997, Racing Champions had 96 employees, 94 of whom were employed full-time. Racing Champions emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people from within Racing Champions. Racing Champions' employees are not covered by collective bargaining agreements, and Racing Champions considers its employee relations to be good. Racing Champions' continued success will depend in part on its ability to attract, train and retain qualified personnel at all of its locations.

ITEM 2.  PROPERTIES

     Racing Champions' facilities are as follows:


    DESCRIPTION       SQUARE FEET        LOCATION               LEASE EXPIRATION
    -----------       -----------        --------               ----------------
Corporate
Headquarters........     12,280    Glen Ellyn, Illinois         October 2000
Foreign
Headquarters........      7,900    Kowloon, Hong Kong           July 1998
Warehouse...........     19,183    Chicago, Illinois            December 1998
Licensing Office....        600    Charlotte, North Carolina    Month-to-Month


ITEM 3.  LEGAL PROCEEDINGS

     On June 5, 1997, Petty Enterprises, Inc. filed a civil action in North Carolina state court naming Racing Champions, Inc. ("RCI") as a defendant. The complaint relates to Racing Champions' production and sale of racing replicas bearing trademarks and trade names owned by the plaintiff under a license agreement and makes a number of allegations regarding unauthorized production, advertisement, use and sale by Racing Champions of such trademarks and trade names. The plaintiff seeks an unspecified amount of compensatory and punitive damages and also seeks a court order that Racing Champions cease production, sale or promotion of products bearing the plaintiff's trademarks or trade names and deliver all such products to the plaintiff for destruction. The Company filed an answer on June 30, 1997, denying all claims and asserting a counterclaim with respect to approximately $80,000 of unpaid receivables. On July 12, 1997, the plaintiff filed a reply denying the Company's counterclaim. The Company subsequently removed the case to the U.S. District Court for the Middle District of North Carolina. Discovery is proceeding in the case, and trial is currently scheduled for January 11, 1999. Racing Champions intends to vigorously defend the claims, although no assurances can be given as to the outcome of this matter.

     In the normal course of business Racing Champions also may be involved in various legal proceedings from time to time. Racing Champions does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on Racing Champions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the Nasdaq National Market under the symbol "RACN". The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated.


YEAR ENDED DECEMBER 31, 1997

QUARTER                                  HIGH     LOW
-------                                  ----     ---
   Second (from June 12, 1997).......  $16.125  $14.500
   Third.............................   17.375   11.500
   Fourth............................   13.500    6.813

     At December 31, 1997, there were approximately 72 holders of record of Common Stock.

     The Company has not paid any cash dividends on its Common Stock. The Company intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data with respect to Racing Champions for each of the periods indicated. The selected financial data for the fiscal year ended March 31, 1994 for the Predecessor -- RCL Group are derived from unaudited combined financial statements, which are not included herein. The data for the year ended December 31, 1993 for the Predecessor -- RCI Group are derived from audited combined financial statements which are not included herein. The data for the years ended December 31, 1994 and 1995 and for the four months ended April 30, 1996 are derived from the combined financial statements of the Predecessor -- RCI Group, which have been audited by Arthur Andersen LLP, independent public accountants. The data for the fiscal years ended March 31, 1995 and 1996 and for the one month ended April 30, 1996 for the Predecessor -- RCL Group are derived from combined financial statements which have been audited by Ernst & Young, independent auditors. The statement of income data for the eight months ended December 31, 1996 and for the year ended December 31, 1997 are derived from Racing Champions' consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants.

     The pro forma financial data for the year ended December 31, 1996, which give effect to the Recapitalization, the initial public offering of Common Stock completed on June 17, 1997 (the "Offering") and the application of the net proceeds from the Offering as if each had occurred on January 1, 1996, are presented for informational purposes only and are not necessarily indicative of the results of the future operations of Racing Champions or the actual results that would have been achieved had the Recapitalization, the Offering and the application of the net proceeds from the Offering occurred on such date. The pro forma financial data for the year ended

December 31, 1997, which give effect to the Offering and the application of the net proceeds from the Offering as if each had occurred on January 1, 1997, are also presented for informational purposes only and are not necessarily indicative of the results of future operations of Racing Champions or the actual results that would have been achieved had the Offering and the application of the estimated net proceeds from the Offering occurred on such date.

     All of the data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements of Racing Champions and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                           (Amounts in thousands, except per share data)
                                  ------------------------------------------------------------------------------------------------
                                        Predecessor - RCI Group (1)              Racing Champions               Pro Forma
                                  ----------------------------------------  --------------------------   -------------------------
                                                               Four months  Eight months     Year           Year           Year
                                    Years Ended December 31,     Ended         ended         ended          ended         ended
                                  ---------------------------   April 30,   December 31,   December 31,  December 31,  December 31,
                                   1993      1994      1995      1996(2)      1996(2)         1997         1996(2)         1997
                                  -------   -------   -------  ----------   ------------   -----------   -----------   -----------
Statement of Income Data:
  Net sales.....................  $31,047   $43,268   $48,592    $16,614      $49,385        $76,562       $65,999      $76,562
  Gross profit..................   14,151    18,056    23,036      7,210       28,019         44,377        37,532       44,376
  Operating income..............    6,141     8,565     9,724        108       11,236         18,500        11,478       18,500
  Net income (3)................  $ 5,722   $ 8,224   $ 9,392    $    72      $ 2,551        $ 7,876       $ 5,082      $ 9,850
  Net income available to
    common stockholders.........                                              $ 1,895        $ 7,397       $ 5,082      $ 9,850
Per Share Data:
  Net income
    Basic.......................                                              $  0.24        $  0.71       $  0.38      $  0.74
    Diluted.....................                                              $  0.23        $  0.69       $  0.37      $  0.73
  Weighted average common
    shares and common share
    equivalents outstanding (4)
    Basic.......................                                                7,885         10,449        13,242       13,242
    Diluted.....................                                                8,212         10,777        13,571       13,571

                                        Predecessor - RCI Group (1)
                                  --------------------------------------
                                                                   One
                                                                  Month
                                  Fiscal years ended March 31,    Ended
                                  ---------------------------   April 30,
                                   1994      1995      1996       1996
                                  -------   -------   -------    -------
Statement of Income Data:
  Net sales...................    $18,399   $22,331   $37,322    $3,852
  Gross profit................      4,801     5,288     7,085       752
  Operating income............      1,949     2,066     2,725       507
  Net income (5)..............    $ 1,690   $ 2,079   $ 2,603    $  488

                                                                                                                December 31, 1997
                                                                                                                -----------------
                                                                                                                      Actual
                                                                                                                -----------------
Balance Sheet Data:
  Working capital.............                                                                                      $   (275)
  Total assets................                                                                                       114,778
  Total debt..................                                                                                        20,600
  Total stockholders'
    equity......................                                                                                      79,092

-----------------
(1) On April 30, 1996 Racing Champions acquired the RCI Group and the RCL Group in the Recapitalization. Accordingly, certain information provided for the predecessor groups is not comparable to the data of Racing Champions due to the effects of certain purchase accounting adjustments and the financing related to the Recapitalization. Also, the data from the predecessor groups are derived from different fiscal year ends and are not comparable. Prior to the Recapitalization, the RCL Group included Bergen Services Inc. ("Bergen"), an entity that did not have any tangible assets or conduct any operations. Racing Champions did not acquire Bergen pursuant to the Recapitalization.

(2) Data for the four months ended April 30, 1996 and pro forma statement of income data for the year ended December 31, 1996 include a nonrecurring incentive bonus expense of $2.4 million incurred in connection with the Recapitalization, and data for the eight months ended December 31, 1996 and pro forma statement of income data for the year ended December 31, 1996 include a purchase accounting inventory write-up adjustment of $1.4 million as a result of the Recapitalization. Excluding the effects of the nonrecurring incentive bonus expense and the inventory write-up adjustment, Racing Champions' pro forma gross profit, operating income, net income and net income per share for the year ended December 31, 1996 would have been (amounts in thousands, except per share data):


                                                            PERCENT OF
                                                AMOUNT       NET SALES
                                                ------      ----------
        Net sales..........................     $65,999       100.0%
        Gross profit.......................      38,899        58.9
        Operating income...................      15,234        23.1
        Net income.........................       7,336        11.1
        Net income per share (Basic).......     $  0.55          --
        Net income per share (Diluted).....     $  0.54          --

(3) Net income of the RCI Group does not include a provision for federal income taxes as a result of the S corporation status for certain entities in this group during the periods from January 1, 1992 to April 30, 1996.

(4) Weighted average shares outstanding has been computed using the treasury stock method which includes dilutive Common Stock equivalents as if outstanding during the respective periods.

(5) Net income of the RCL Group includes a provision for Hong Kong income taxes at an effective rate of 16.5% for certain entities and no provisions for other entities which were structured as tax-free British Virgin Islands entities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Corporate and Product History. Racing Champions is a leading producer and marketer of collectibles. The Company is best known for its extensive line of officially licensed die cast replicas of actual race cars and related vehicles from popular professional racing series, including NASCAR, NHRA, CART, IRL and World of Outlaws. The majority of Racing Champions' products are sold through mass retailers, such as Wal-Mart, K-Mart, Target and Toys'R'Us.

Racing Champions has maintained strong profit margins while selling through the mass retail channel by offering high quality, collectible products, managing product availability, continuously updating its products, diligently controlling costs and realizing economies of scale.

     Racing Champions' predecessors, the RCI Group and the RCL Group, each began operations in 1989 with an initial product line of die cast vehicles, including racing car replicas. The RCI Group, owned by Robert E. Dods and Boyd
L. Meyer, operated Racing Champions' domestic operations, while the RCL Group, owned by Peter K.K. Chung, operated Racing Champions' foreign operations. In 1990, Racing Champions shifted its focus to collectible stock car replicas and in 1991 obtained the license to use the NASCAR trademark and logo on its products and packaging. Racing Champions' initial racing replicas proved to be popular with racing fans and adult collectors with net sales growing from $5.4 million in 1990 to $32.3 million in 1991. By 1992, many of Racing Champions' retail customers had overestimated short-term consumer demand for racing replicas and placed significant orders for Racing Champions' products as well as for competitive products of varying quality and authenticity introduced by new entrants to the racing replica market.

     While Racing Champions' net sales grew dramatically to $45.8 million in 1992, significant excess inventories of racing replicas had built up at many of Racing Champions' major customers. As a result, Racing Champions anticipated reduced sales in 1993 and, in response, limited its production level.

     In order to preserve the collector base it had already established and to further differentiate itself from new market entrants producing lower quality products, Racing Champions took several steps to enhance the collectibility of its products in 1993. These steps included introducing annual editions, limiting the number of units produced, staggering release dates, adding serial numbers to certain production runs and generally improving quality. Despite a net sales decline to $31.0 million in 1993, combined operating income as a percentage of net sales increased.

     Over the next three years, Racing Champions experienced considerable growth in its NASCAR product line and through its introduction of collectible racing replicas from other major professional racing series. Racing Champions believes that the measures it undertook from 1993 through 1996 have significantly enhanced the Racing Champions brand name, thereby increasing demand for the Company's products. In turn, Racing Champions' mass merchant customers have responded by providing increased shelf space for Racing Champions' product lines. Racing Champions believes that its significantly broader product lines, enhanced brand name recognition among collectors and retailers and increased shelf space have positioned it to compete favorably in its principal channel of distribution.

     On April 30, 1996, the Investor Group led by Willis Stein & Partners, L.P., a private investment fund, consummated the Recapitalization in which Racing Champions was formed as a new holding company for the purpose of acquiring the domestic operations of the RCI Group and the foreign operations of the RCL Group. This acquisition was accounted for using the purchase method of accounting. The acquisition costs in excess of the fair value of net assets of the acquired businesses (goodwill) is being amortized on a straight-line basis over a 40-year period for financial reporting purposes and for income tax purposes is deducted over a 15-year period. After the consummation of the Recapitalization, management owned approximately 45.6% of the Common Stock, while members of the Investor Group owned approximately 54.4%.

     Later in 1996, Racing Champions successfully expanded into non-racing collectibles by introducing the Racing Champions Mint line of high quality classic and late-model die-cast vehicle replicas. Racing Champions continued this expansion in 1997 by introducing the Racing Champions Hot Rod Collection, a line of collectible die-cast hot rod replicas which is supported by licensing and marketing agreements with Petersen Publishing Company's Hot Rod Magazine.

     Beginning in 1997, Racing Champions targeted comic book and sports enthusiasts and figure collectors with two new lines of collectible pewter figures, marketed under the names Comic Book Champions and Sports Champions, and manufactured under licensing agreements with Marvel Characters, Inc., DC Comics (a division of Time Warner Entertainment Company L.P.) and Sports Illustrated. A third line, based on the popular Star Trek motion pictures and television series, will debut in 1998.

     Sales and Expenses. Racing Champions' sales are recognized as products are shipped. Racing Champions does not sell its products on consignment and ordinarily accepts returns only for defective merchandise. Returns have historically not been significant. In certain instances, where retailers are unable to resell the quantity of products which they have purchased from Racing Champions, Racing Champions may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions. These credits and other price concessions, typically evaluated and issued annually, have not had a material effect on Racing Champions' historical financial statements.

     Mass merchant retailers purchase Racing Champions' products either in the United States with credit terms ranging from 30 to 120 days or directly in Hong Kong with payment made by irrevocable letter of credit or wire transfer. By acquiring the products in Hong Kong, many of Racing Champions' retail customers are able to realize efficiencies with respect to cost and logistics. Because Racing Champions incurs significantly lower distribution and administrative costs with respect to direct shipments to customers from Hong Kong, a price discount of approximately 15% to 25% is granted. As a result, Hong Kong shipments have lower gross profit margins than domestic shipments. Therefore, the annual fluctuations in the mix of United States versus Hong Kong shipments will affect year-to-year comparability of net sales and gross profit margins. However, Racing Champions believes that the operating income margin is comparable for Hong Kong shipments due to the saved distribution and administrative costs. For the years ended December 31, 1994, 1995, 1996 and 1997, Hong Kong shipments constituted 28.7%, 44.9%, 52.8% and 60.2% respectively, of net sales.

     Racing Champions' three largest expense categories are cost of sales, royalties and sales commissions. Cost of sales consists primarily of purchases of finished products from Racing Champions' manufacturing suppliers. Royalties vary by product category and are paid on a quarterly basis. Multiple royalties may be paid on a product to various licensors. In 1997, aggregate royalties by product ranged from approximately 3% to 19% of Racing Champions' selling price. Sales commissions ranging from 3% to 8% of net sales are paid quarterly to Racing Champions' external sales representative organizations. In 1997, sales subject to commissions represented 58.4% of total net sales.

     The following is a discussion and analysis of Racing Champions Corporation's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     The following tables set forth for the periods indicated certain items reflected in the Consolidated Statements of Income of Racing Champions and its predecessors and the percentage of net sales represented by these items.

                          RACING CHAMPIONS CORPORATION
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Historical                                   Pro forma
                                                ---------------------------------------     ---------------------------------------
                                                                                                Year ended           Year ended
                                                   Year ended        Eight months ended     December 31, 1997     December 31, 1996
                                                December 31, 1997     December 31, 1996         (Unaudited)          (Unaudited)
                                                -----------------     -----------------     -----------------     -----------------
(in thousands, except per share data)           Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                       $76,562   100.0%      $49,385   100.0%      $76,562   100.0%      $65,999   100.0%
Cost of sales                                    32,186    42.0        21,366    43.3        32,186    42.0        27,100    41.1
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                     44,376    58.0        28,019    56.7        44,376    58.0        38,899    58.5
Selling, general and administrative expense      23,660    30.9        15,244    30.9        23,660    30.9        21,426    32.5
Amortization of intangible assets                 2,216     2.9         1,539     3.1         2,216     2.9         2,239     3.4
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                 18,500    24.2        11,236    22.7        18,500    24.2        15,234    23.1
Interest expense                                  5,126     6.7         6,738    13.6         1,884     2.5         2,907     4.4
Other expenses                                      200     0.3           153     0.3           200     0.3           101     0.2
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       13,174    17.2         4,345     8.8        16,416    21.4        12,226    18.5
Income tax expense                                5,298     6.9         1,794     3.6         6,566     8.6         4,890     7.4
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                      $ 7,876    10.3%      $ 2,551     5.2%      $ 9,850    12.8%      $ 7,336    11.1%
===================================================================================================================================
Net income available to common stockholders     $ 7,397     9.7%      $ 1,895     3.8%      $ 9,850    12.8%      $ 7,336    11.1%
===================================================================================================================================
Net income per common share:
    Basic                                         $0.71      --         $0.24      --         $0.74      --         $0.55      --
    Diluted                                       $0.69      --         $0.23      --         $0.73      --         $0.54      --
Weighted average shares outstanding:
    Basic                                        10,449      --         7,885      --        13,242      --        13,242      --
    Diluted                                      10,777      --         8,212      --        13,571      --        13,571      --

     Pro forma data for 1997 assume the Offering occurred on January 1, 1997. Pro forma data for 1996 assume the Offering occurred on January 1, 1996. Pro forma data for 1996 also includes an adjustment for a non-recurring bonus of $2.4 million and an inventory write-up adjustment of $1.4 million associated with the Recapitalization.

                                   RCI GROUP
                             (AMOUNTS IN THOUSANDS)


                                                Years Ended December 31,
                                        ---------------------------------------     Four Months Ended
                                               1994                  1995             April 30, 1996
                                        -----------------     -----------------     -----------------
                                        Amount    Percent     Amount    Percent     Amount    Percent
                                        -------   -------     -------   -------     -------   -------
Net sales.........................      $43,268   100.0%      $48,592   100.0%      $16,614   100.0%
Cost of sales.....................       25,212    58.3        25,556    52.6         9,404    56.6
                                        -------   -------     -------   -------     -------   -------
   Gross profit...................       18,056    41.7        23,036    47.4         7,210    43.4
Selling, general and
administrative expense............        9,941    21.9        13,312    27.4         4,713    28.4
Nonrecurring bonus expense .......           --      --            --      --         2,389    14.4
                                        -------   -------     -------   -------     -------   -------
   Operating income...............        8,565    19.8         9,724    20.0           108     0.6
Interest expense                            211     0.5           133     0.3            20     0.1
Other expense (income)............         (219)   (0.5)            5      --           (23)   (0.1)
                                        -------   -------     -------   -------     -------   -------
   Income before income taxes.....        8,573    19.8         9,586    19.7           111     0.6
Income tax expense................          349     0.8           194     0.4            39     0.2
                                        -------   -------     -------   -------     -------   -------
   Net income.....................      $ 8,224    19.0%      $ 9,392    19.3%      $    72     0.4%
                                        =======   =======     =======   ======      =======   =======

                                   RCL GROUP
                             (AMOUNTS IN THOUSANDS)

                                                 Years Ended March 31,
                                        ---------------------------------------     One Month Ended
                                               1995                 1996             April 30, 1996
                                        -----------------     -----------------     -----------------
                                        Amount    Percent     Amount    Percent     Amount    Percent
                                        -------   -------     -------   -------     -------   -------
Net sales.........................      $22,331   100.0%      $37,322   100.0%      $3,852     100.0%
Cost of sales.....................       17,043    76.3        30,237    81.0        3,100      80.5
                                        -------   -----       -------   -----       ------     -----
   Gross profit...................        5,288    23.7         7,085    19.0          752      19.5
Selling, general and
administrative expense............        3,222    14.4         4,360    11.7          245       6.4
                                        -------   -----       -------   -----       ------     -----
   Operating income...............        2,066     9.3         2,725     7.3          507      13.1
Interest expense                             55     0.3           130     0.3           13       0.3
Other expense (income)............         (113)   (0.5)         (179)   (0.5)         (28)     (0.7)
                                        -------   -----       -------   -----       ------     -----
   Income before income taxes.....        2,124     9.5         2,774     7.5          522      13.5
Income tax expense................           45     0.2           171     0.5           34       0.9
                                        -------   -----       -------   -----       ------     -----
   Net income.....................      $ 2,079     9.3%      $ 2,603     7.0%      $  488      12.6%
                                        =======   =======     =======   ======      =======   =======

RACING CHAMPIONS CORPORATION

PRO FORMA YEAR ENDED DECEMBER 31, 1997 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1996

     Net sales. Net sales increased $10.6 million, or 16.1%, to $76.6 million for the year ended December 31, 1997 from $66.0 million for the year ended December 31, 1996. This increase was primarily due to 29.9% growth in the NASCAR racing replicas partially offset decreases by in other racing replicas and in other non-vehicle products, 15.4% growth in classic and custom vehicles, $4.5 million of sales attributable to the collectible pewter figures category, a new product introduction in 1997, and a slight increase in prices in 1997.

     Gross profit. Gross profit increased $5.5 million, or 14.1%, to $44.4 million for the year ended December 31, 1997 from $38.9 million for the year ended December 31, 1996. The gross profit margin (as a percentage of net sales) decreased to 58.0% in 1997 from 58.9% in 1996. This decrease is due to the increase in Hong Kong shipments (to 60.2% of net sales in 1997 from 52.8% of net sales in 1996) which have a lower gross profit margin than domestic shipments. There were no major changes in the components of cost of sales in 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.3 million, or 10.7%, to $23.7 million for the year ended December 31, 1997 from $21.4 million for the year ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 30.9% for the year ended December 31, 1997 from 32.5% for the year ended December 31, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of spreading selling and administrative expenses over higher sales volume. Amortization expense of $2.2 million for each of the twelve month periods ended December 31, 1997 and 1996, respectively, related to intangible assets created in the Recapitalization.

     Operating income. Operating income increased $3.3 million, or 21.7%, to $18.5 million for the year ended December 31, 1997, from $15.2 million for the year ended December 31, 1996. As a percentage of net sales, operating income increased to 24.2% for the year ended December 31, 1997 from 23.1% for the year ended December 31, 1996.

     Interest expense. Interest expense of $1.9 million and $2.9 million for the years ended December 31,1997 and 1996, respectively, related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

     Income tax. Income tax expense for the year ended December 31, 1997 and December 31, 1996 include provisions for Federal, state and Hong Kong income taxes at an effective rate of 40.0%.

YEAR ENDED DECEMBER 31, 1997

     Net sales. Net sales were $76.6 million for the year ended December 31, 1997. Net sales for the year ended December 31, 1997 included three product categories -- racing vehicle replicas, classic and custom vehicles and collectible pewter figures.

     Gross profit. Gross profit was $44.4 million for the year ended December 31, 1997. The gross profit margin (as a percentage of net sales) was 58.0%. Net sales from Hong Kong shipments, which generate lower gross margins due to price discounts, were 60.2% of net sales for the year ended December 31, 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $23.7 million for the year ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses were 30.9%. Amortization expense of $2.2 million or

2.9% of net sales for the year ended December 31, 1997, related to intangible assets created in connection with the Recapitalization.

     Operating income. Operating income for the year ended December 31, 1997 was $18.5 million or 24.2% of net sales. Excluding the amortization of intangible assets, operating income was $20.7 million or 27.1% of net sales.

     Interest expense. Interest expense of $5.1 million for the year ended December 31, 1997, related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

     Income tax. Income tax expense for the year ended December 31, 1997 includes provisions for Federal, state and Hong Kong income taxes at an effective rate of 40.2%.

EIGHT MONTHS ENDED DECEMBER 31, 1996

     Net sales. Net sales were $49.4 million for the eight months ended December 31, 1996. Net sales for the RCI Group and the RCL Group for the eight months ended December 31, 1995 were $39.4 million. Net sales for the eight months ended December 31, 1996 included shipments of racing vehicle replicas and Racing Champions Mint products.

     Gross profit. Gross profit was $28.0 million for the eight months ended December 31, 1996. The gross profit margin was 56.7%. Included as a reduction to gross profit was a purchase accounting inventory write-up adjustment which resulted in an additional $1.4 million of cost of sales. Excluding the impact of the inventory write-up adjustment, gross profit for the eight months ended December 31, 1996 was $29.4 million or 59.5% of net sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $15.2 million in the eight months ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses were 30.9%. Amortization expense of $1.5 million or 3.1% of net sales in the eight months ended December 31, 1996 relates to intangible assets created in connection with the Recapitalization.

     Operating income. Operating income for the eight months ended December 31, 1996 was $11.2 million or 22.8% of net sales. Excluding the impact of the inventory write-up adjustment and the amortization of intangible assets, operating income was $14.1 million or 28.6% of net sales.

     Interest expense. Interest expense was $6.7 million in the eight months ended December 31, 1996. Interest expense related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

     Income tax. Income tax expense for the eight months ended December 31, 1996, includes provisions for Federal, state and Hong Kong income taxes at an effective rate of 41.3%.

RCI GROUP

FOUR MONTHS ENDED APRIL 30, 1996

     Net sales. Net sales were $16.6 million for the four months ended April 30, 1996. This period includes the first quarter of the year which has historically been a lower volume quarter. Net sales for the RCI Group and the RCL Group for the four months ended April 30, 1995 were $9.2 million. Net sales for the four months ended April 30, 1996 included racing vehicle replicas and the initial shipments of Racing Champions Mint products.

     Gross profit. Gross profit was $7.2 million for the four months ended April 30, 1996. The gross profit margin was 43.4%.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.7 million in the four months ended April 30, 1996. As a percentage of net sales, selling, general and administrative expenses were 28.4%. Non-recurring bonus expense of $2.4 million or 14.4% of net sales in the four months ended April 30, 1996 related to a one time payment of incentive compensation in connection with the Recapitalization.

     Operating income. Operating income for the four months ended April 30, 1996 was $108,000 or 0.6% of net sales. Excluding the impact of the non-recurring bonus expense, operating income was $2.5 million or 15.0% of net sales.

     Interest expense. Interest expense was $20,000 in the four months ended April 30, 1996. Interest expense related primarily to short-term working capital bank loans.

     Income tax. Income tax expense for the four months ended April 30, 1996 includes only a provision for state replacement taxes as the entities in the RCI Group were S corporations and therefore not subject to Federal income taxes.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net sales. Net sales increased $5.3 million, or 12.2%, to $48.6 million for 1995 from $43.3 million for 1994. The sales growth for 1995 was attributable to (i) strong growth in the NASCAR racing replica category ($6.5 million), as Racing Champions expanded its NASCAR stock car product offerings and introduced NASCAR racing trucks, and (ii) increases from other racing replica product lines ($1.7 million) including the introduction in late 1995 of NHRA top fuel dragster replicas. These increases were partially offset by a decrease in a line of vintage automobile and airplane die cast coin banks ($2.9 million) produced by another company and resold to wholesalers by Racing Champions. The sales increase in 1995 was accomplished despite the negative impact on first quarter sales due to delays by the vehicle manufacturers in finalizing stock car designs that in turn delayed Racing Champions' ability to complete tooling on new models.

     Gross profit. Gross profit increased $4.9 million, or 27.1%, to $23.0 million for 1995 from $18.1 million for 1994. The gross margin increased to 47.4% in 1995 from 41.7% in 1994. The increase in gross margin was due to a 2.5% price increase in 1995 coupled with stable product costs and a benefit of 1.7% from decorating and design efficiencies. In addition, gross profit benefited by approximately 1.5% as a percent of net sales when Racing Champions' products were classified as import duty free beginning January 1, 1995, a reduction from 7.0% of product cost in 1994.

     Selling, general and administrative expense. Selling, general and administrative expenses increased $3.8 million, or 40.0%, to $13.3 million for 1995 from $9.5 million for 1994. As a percentage of net sales, selling, general and administrative expenses increased to 27.4% in 1995 from 21.9% in 1994. The increase in selling, general and administrative expenses was a result of higher royalty expenses which increased 4.8% (as a percentage of net sales) due to increased rates on new product categories and specialty promotional programs. The remainder of the increase was attributable to commissions expense which increased as a result of a higher percentage of total sales being made to customers assisted by outside sales representatives.

     Operating income. Operating income increased $1.2 million, or 14.1%, to $9.7 million for 1995 from $8.5 million for 1994. As a percentage of net sales, operating income increased to 20.0% for 1995 from 19.8% for 1994.

     Income tax. Income tax expense for 1995 and 1994 includes provisions for state replacement taxes for the RCI Group as these entities were S corporations and therefore not subject to Federal income taxes.

RCL GROUP

ONE MONTH ENDED APRIL 30, 1996

     Net sales. Net sales were $3.9 million for the one month ended April 30, 1996. Net sales consisted of related party sales to the RCI Group of $1.3 million. The remaining net sales (non-RCI Group sales) are redundant with the net sales from Hong Kong shipments recorded by the RCI Group for April of 1996.

     Gross profit. Gross profit was $752,000 for the one month ended April 30, 1996. The gross profit margin was 19.5%.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $245,000 in the one month ended April 30, 1996. As a percentage of net sales, selling, general and administrative expenses was 6.4%.

     Operating income. Operating income for the one month ended April 30, 1996 was $507,000 or 13.1% of net sales.

     Interest expense. Interest expense was $13,000 in the one month ended April 30, 1996. Interest expense related primarily to short-term working capital bank loans.

     Income tax. Income tax expense for the one month ended April 30, 1996 includes a provision for Hong Kong income taxes on certain entities in the RCL Group while certain entities were tax free British Virgin Islands entities.

YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

     Net sales. Net sales increased $15.0 million, or 67.3%, to $37.3 million for 1996 from $22.3 million for 1995. The sales growth for 1996 was attributable to growth in NASCAR racing replica sales. Net sales consisted of related party sales to the RCI Group of $11.3 million and $10.3 million in 1996 and 1995, respectively. The remaining net sales (non-RCI Group sales) are redundant with the net sales from Hong Kong shipments recorded by the RCI Group.

     Gross profit. Gross profit increased $1.8 million, or 34.0%, to $7.1 million for 1996 from $5.3 million for 1995. The gross profit margin decreased to 19.0% in 1996 from 23.7% in 1995. The decrease was due to an increase from 53.8% of 1995 net sales to 69.7% of 1996 net sales in non-RCI Group sales which generate lower gross profit margins than sales to the RCI Group.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million, or 35.5%, to $4.4 million for 1996 from $3.2 million for 1995. As a percentage of net sales, selling general and administrative expenses decreased to 11.7% in 1996 from 14.4% in 1995. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of an increase in the percentage of net sales represented by non-RCI Group sales, which has the effect of spreading administrative expenses over higher sales volumes.

     Operating income. Operating income increased $659,000 or 31.9%, to $2.7 million in 1996 from $2.1 million for 1995. As a percentage of net sales, operating income decreased to 7.3% for 1996 from 9.3% for 1995.

     Interest expense. Interest expense increased to $130,000 for 1996 from $55,000 for 1995. The increase was due to the bank working capital loans and capital lease obligations.

     Income tax. Income tax expense for 1996 and 1995 includes provisions for Hong Kong income taxes on certain RCL Group entities while certain entities were tax free British Virgin Islands entities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided net cash of $12.6 million during the year ended December 31, 1997. This was primarily due to earnings from operations. Capital expenditures for the year ended December 31, 1997 were approximately $3.8 million, of which approximately $3.2 million was for molds and tooling.

     On June 17, 1997, the Company revised and amended its credit agreement with BankBoston, N.A. and certain other lenders. The revised and amended credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $5.0 million at any time prior to June 28, 2002, based upon levels of the Company's accounts receivable, inventory and cash flows and the amount of letter of credit exposure. The Company had $5.0 million outstanding under the revolving loan at December 31, 1997. The term loan in the principal amount of $22.0 million is due in scheduled quarterly payments with final maturity on June 28, 2002. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

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

     BankBoston's Hong Kong branch has made available to the Hong Kong Subsidiary a line of credit of up to $5.0 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 2% and are cross-guaranteed by Racing Champions, Inc. and the Hong Kong Subsidiary. At December 31, 1997 the Hong Kong subsidiary had no outstanding borrowings under this line of credit.

     The Company's anticipated debt service obligations under the existing credit facilities for 1998 for scheduled interest and principal payments and repayment of the outstanding line of credit borrowings are approximately $10.3 million. Average annual debt service obligations under these same facilities through September 2001 are approximately 4.8 million. In connection with the proposed Merger with Wheels, the Company anticipates replacing Wheels' current credit facility with borrowings from the Company's bank group. The Wheels credit facility consists of a term loan in the amount of $7.7 million and a revolving loan of up to $10.0 million. Estimated annual debt service obligations of the Company including the Wheels credit facility would be approximately $5.3 million through September 2003.

     The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the timing of the racing season. Due to seasonal increases in demand for the Company's racing replicas, working capital financing requirements are usually highest during the third quarter and fourth quarters. The Company expects that capital expenditures during 1998, principally for molds and tooling, will be approximately $4.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In early 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. Adoption of these pronouncements is not expected to have a material impact on the consolidated financial statements of Racing Champions.

YEAR 2000 COMPLIANCE

     Racing Champions is reviewing its current computer applications with respect to the year 2000 issue. Racing Champions does not believe that the costs to modify its computer applications with respect to year 2000 compliance with have a material effect on Racing Champions' financial condition or results of operations. Racing Champions is currently unable to determine the effect on Racing Champions of year 2000 compliance by its customers or suppliers.

FORWARD-LOOKING STATEMENTS

     A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments.
The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future products; (2) competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with race team owners, drivers, sponsors, agents, vehicle manufacturers, major race sanctioning bodies and other licensers; (4) there are significant conditions remaining to be satisfied with respect to the Company's pending acquisition of Wheels and no assurance can be given that such acquisition will be consummated or, if consummated, that the terms of the acquisition will be as presently contemplated; (5) the Company relies upon six independently owned factories located in China to manufacture its racing replicas and certain other products; (6) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products.; and (7) general economic conditions in the Company's markets.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-2 of this report.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results of operations for each of the quarters in the year ended December 31, 1997. All quarterly information was obtained from unaudited consolidated financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                   FISCAL YEAR 1997
                                                 ----------------------------------------------------
(in thousands, except per share amount)          1ST QUARTER   2ND QUARTER   3RD QUARTER  4TH QUARTER
-----------------------------------------------------------------------------------------------------
Net sales                                          $15,187       $22,945       $22,487       $15,943
Cost of sales                                        6,493         9,351         9,212         7,129
-----------------------------------------------------------------------------------------------------
Gross profit                                         8,694        13,594        13,275         8,814
Selling, general and administrative expenses         5,171         6,562         6,523         5,404
Amortization of intangible assets                      554           554           554           554
-----------------------------------------------------------------------------------------------------
Operating income                                     2,969         6,478         6,198         2,856
Interest expense                                     2,380         2,114           319           313
Other expense                                           43            45            65            47
-----------------------------------------------------------------------------------------------------
Income before income taxes                             546         4,319         5,814         2,496
Income tax expense                                     218         1,732         2,327         1,021
-----------------------------------------------------------------------------------------------------
Net income                                         $   328       $ 2,587       $ 3,487       $ 1,475
=====================================================================================================
Net income available to common stockholders        $    79       $ 2,362       $ 3,487       $ 1,475
=====================================================================================================
Net income per common share:
    Basic                                          $  0.01       $  0.26       $  0.26       $  0.11
    Diluted                                        $  0.01       $  0.25       $  0.26       $  0.11
Weighted average shares outstanding:
    Basic                                            7,885         9,004        13,242        13,242
    Diluted                                          8,214         9,333        13,597        13,569
-----------------------------------------------------------------------------------------------------

     The following table sets forth unaudited quarterly results of operations for each of the quarters in the eight months ended December 31, 1996. Data for the second quarter 1996 begins May 1 and includes an inventory write-up adjustment of $1.4 million associated with the Recapitalization. All quarterly information was obtained from unaudited consolidated financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                               EIGHT MONTHS ENDED DECEMBER 31, 1996
                                                              ---------------------------------------
(in thousands, except per share amount)                       2ND QUARTER   3RD QUARTER   4TH QUARTER
-----------------------------------------------------------------------------------------------------
Net sales                                                        $13,664       $23,034       $12,687
Cost of sales                                                      6,733         9,376         5,257
-----------------------------------------------------------------------------------------------------
Gross profit                                                       6,931        13,658         7,430
Selling, general and administrative expenses                       3,993         6,705         4,546
Amortization of intangible assets                                    384           576           579
-----------------------------------------------------------------------------------------------------
Operating income                                                   2,554         6,377         2,305
Interest expense                                                   1,735         2,506         2,497
Other expense                                                         42            51            60
-----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                    777         3,820          (252)
Income tax expense (benefit)                                         422         1,727          (355)
-----------------------------------------------------------------------------------------------------
Net income                                                       $   355       $ 2,093       $   103
=====================================================================================================
Net income (loss) available to common stockholders               $   198       $ 1,857       $  (160)
=====================================================================================================
Net income (loss) per common share:
    Basic                                                        $  0.02       $  0.24       $ (0.02)
    Diluted                                                      $  0.02       $  0.23       $ (0.02)
Weighted average shares outstanding:
    Basic                                                          7,885         7,885         7,885
    Diluted                                                        8,203         8,214         8,214


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:


                NAME              AGE                  POSITION
      -----------------------  --------  -------------------------------------
      Robert E. Dods.........     49     President and Director
      Boyd L. Meyer..........     55     Executive Vice President and Director
      Peter K.K. Chung.......     44     President of Racing Champions
                                         Limited and Director
      Curtis W. Stoelting....     38     Vice President -- Finance and
                                         Operations and Secretary
      John F. Olsen..........     46     Vice President -- Sales
      Peter J. Henseler......     39     Vice President -- Marketing
      M. Kevin Camp..........     40     Vice President -- Licensing and
                                         Assistant Secretary
      Avy H. Stein...........     42     Director
      Samuel B. Guren........     51     Director
      Daniel M. Gill.........     34     Director
      John S. Bakalar........     50     Director
      John J. Vosicky........     49     Director

     Robert E. Dods has served as a director and as President of Racing Champions since April 1996. Mr. Dods co-founded RCI in 1989, and has served as President of RCI since inception. Prior to founding RCI in 1989 Mr. Dods and Boyd L. Meyer owned and operated Dods-Meyer, Ltd., a manufacturers' representative agency which focused on selling products to mass merchants.

     Boyd L. Meyer has served as a director and as Executive Vice President of Racing Champions since April 1996. Mr. Meyer co-founded RCI in 1989, and has served as Executive Vice President of RCI since inception. Prior to founding RCI in 1989 Mr. Meyer and Robert E. Dods owned and operated Dods-Meyer, Ltd., a manufacturers' representative agency which focused on selling products to mass merchants.

     Peter K.K. Chung has served as a director of Racing Champions and as President of Racing Champions Limited since April 1996. Mr. Chung formed the RCL Group in 1989 to handle the overseas operating activities of RCI and has served as President of Racing Champions Limited since inception. Prior to 1989 Mr. Chung was a contract manufacturer for various products for export from China to the United States and Europe.

     Curtis W. Stoelting has served as Vice President -- Finance and Operations and Secretary of Racing Champions since April 1996. Mr. Stoelting has also served as Vice President --

Finance and Operations of RCI since 1994. Prior to joining RCI, Mr. Stoelting was employed for 12 years by Arthur Andersen LLP in Chicago, most recently as a Senior Manager. Mr. Stoelting is a Certified Public Accountant.

     John F. Olsen has served as Vice President -- Sales of Racing Champions since April 1996. Mr. Olsen has also served as Vice President -- Sales of RCI since 1993. Prior to joining RCI, Mr. Olsen worked for a sales representative organization located in New York and in this capacity represented the Racing Champions line since 1989.

     Peter J. Henseler has served as Vice President -- Marketing of Racing Champions since April 1996. Mr. Henseler has also served as Vice President -- Marketing of RCI since March 1996. Prior to joining RCI, Mr. Henseler was a director of marketing for McDonald's Corporation since 1989, and was most recently responsible for in-store merchandising and worldwide trademark licensing.

     M. Kevin Camp has served as Vice President -- Licensing and Assistant Secretary of Racing Champions since April 1996. Mr. Camp has also served as Vice President -- Licensing of RCI since 1994. Prior to joining RCI, Mr. Camp held various positions over a 10 year period while employed by NASCAR, most recently serving as director of licensing and marketing.

     Avy H. Stein has served as a director since April 1996. Mr. Stein is a founder and Managing Director of Willis Stein & Partners, L.P. Along with Mr. Willis, Mr. Stein is responsible for managing Willis Stein. Prior to founding Willis Stein & Partners, L.P., Mr. Stein served as a Managing Director of Continental Illinois Venture Corporation from 1989 through 1994, where Mr. Stein, along with Mr. Willis, was responsible for managing Continental's private equity investment activities. Mr. Stein is a director of Tremont Corporation, Petersen Publishing Company and UC Television Network Corp.

     Samuel B. Guren has served as a director since April 1996. Mr. Guren is a Managing Director of Baird Capital Partners, an affiliate of Robert W. Baird & Co. Incorporated. Prior to joining Baird Capital Partners in February 1996, Mr. Guren was a co-founder and managing partner of venture funds affiliated with William Blair & Company.

     Daniel M. Gill has served as a director since April 1996. Mr. Gill is a founder and Managing Director of Willis Stein & Partners, L.P. Prior to founding Willis Stein & Partners L.P. Mr. Gill served as a Managing Director of Continental Illinois Venture Corporation from 1989 through 1994, where Mr. Gill was responsible for initiating and structuring acquisitions, working with portfolio company management teams on an on-going basis and arranging for the disposition of portfolio investments.

     John S. Bakalar has served as a director since October 1997. Mr. Bakalar is currently a private investor. From May 1993 to November 1997, Mr. Bakalar was President and Chief Operating Officer of Rand-McNally, Inc., a printing and publishing company, and from prior to 1993 until May 1993 Mr. Bakalar was Executive Vice President and Chief Financial Officer of

Rand-McNally, Inc. Mr. Bakalar also currently serves as an Advisory Partner of Willis Stein & Partners, L.P.

     John J. Vosicky has served as a director since October 1997. Mr. Vosicky has been the Executive Vice President and Chief Financial Officer of Comdisco Inc., a technology services company, since July 1994. Mr. Vosicky was Senior Vice President and Chief Financial Officer of Comdisco Inc. from November 1985 to July 1994. Mr. Vosicky serves as a director of Comdisco Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Racing Champions' directors and executive officers, and persons who own more than 10% of a registered class of Racing Champions' equity securities, to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Racing Champions' equity securities. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish Racing Champions with copies of all reports filed with the Commission pursuant to Section 16(a). Based solely upon a review of such forms actually furnished to Racing Champions, and written representations of certain of Racing Champions' directors and executive officers that no forms were required to be filed, all directors, executive officers and 10% stockholders of Racing Champions have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act, except that Howard A. Schacter, the Company's Vice President - Communications, filed a Form 5 on February 16, 1998 to report the purchase of 1,200 shares of Common Stock in June 1997.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION INFORMATION

     The following table sets forth certain information concerning compensation paid to, earned by or awarded to Racing Champions' Chief Executive Officer and each of Racing Champions' four other most highly compensated executive officers in fiscal 1997 for the years indicated below. The persons named in the table are sometimes referred to herein as the "named executive officers."

                         SUMMARY COMPENSATION TABLE(1)

                                                                                LONG-TERM
                                                        ANNUAL COMPENSATION    COMPENSATION
                                                        -------------------    ------------
                                                                                SECURITIES
                                                                                UNDERLYING     ALL OTHER
         NAME AND PRINCIPAL POSITION                     SALARY     BONUS(2)    OPTIONS (#)   COMPENSATION
--------------------------------------------            --------    --------    -----------   ------------
Robert E. Dods, President...................    1997    $500,000    $     --          --      $       --
                                                1996     333,333          --          --              --

Boyd L. Meyer, Executive Vice President ....    1997     500,000          --          --              --
                                                1996     333,333          --          --              --

Peter K.K. Chung, President of Racing           1997     500,000          --          --              --
Champions Limited...........................    1996     333,333          --          --              --

Curtis W. Stoelting, Vice President -           1997     150,000     245,066      33,653           5,943 (3)
Finance and Operations and Secretary........    1996     100,178     139,072      83,008           1,381 (3)

John F. Olsen, Vice President - Sales.......    1997     125,000     171,546      25,338           6,919 (4)
                                                1996      83,511      80,350      41,504           2,024 (4)

-------------------------
(1) For 1996, all amounts are limited to compensation paid or earned after the Recapitalization on April 30, 1996.

(2) Consists of amounts paid pursuant to the Racing Champions' 1996 Key Employees Performance Compensation Plan. See "-- 1996 Key Employees Performance Compensation Plan."

(3) For 1996, consists of premiums paid by Racing Champions for term life insurance under which Mr. Stoelting is the beneficiary. For 1997, consists of $1,193 of premiums paid by Racing Champions for term life insurance under which Mr. Stoelting is the beneficiary and $4,750 of matching contributions under the Racing Champions Savings Plan.

(4) For 1996, consists of premiums paid by Racing Champions for term life insurance under which Mr. Olsen is the beneficiary. For 1997, consists of $2,169 of premiums paid by Racing Champions for term life insurance under which Mr. Olsen is the beneficiary and $4,750 of matching contributions under the Racing Champions Savings Plan.

OPTIONS GRANTED DURING 1997

     The following table provides certain information regarding stock options granted to the named executive officers of Racing Champions during the year ended December 31, 1997.

                       OPTIONS/SAR GRANTS IN LAST YEAR

                                                                                             POTENTIAL
                                              INDIVIDUAL GRANTS                          REALIZABLE VALUE
                         ---------------------------------------------------------       AT ASSUMED ANNUAL
                          NUMBER OF       PERCENT OF                                      RATES OF STOCK
                         SECURITIES      TOTAL OPTIONS                                  PRICE APPRECIATION
                         UNDERLYING       GRANTED TO                                      FOR OPTION TERM
                          OPTIONS        EMPLOYEES IN      EXERCISE     EXPIRATION      ------------------
         NAME             GRANTED        FISCAL YEAR        PRICE          DATE            5%        10%
----------------------   ----------      -------------     --------     ----------      --------  --------
Curtis W. Stoelting...   33,653(1)          21.6%          $14.00      June 11, 2007    $296,299   $750,879
John F. Olsen.........   25,338(2)          16.3            14.00      June 11, 2007     222,974    565,291

(1) Options with respect to 22,473 shares were fully exercisable upon grant and options with respect to 20% of 11,180 shares become exercisable on June 11 of each year from 1998 to 2002.

(2) Options with respect to 16,953 shares were fully exercisable upon grant and options with respect to 20% of 8,385 shares become exercisable on June 11 of each year from 1998 to 2002.

FISCAL YEAR-END OPTION VALUES

     The following table provides certain information regarding the value of unexercised options held by the named executive officers at December 31, 1997. No named executive officer exercised any options during the year ended December 31, 1997.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                        NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED IN-THE-
                         UNEXERCISED OPTIONS AT FISCAL             MONEY OPTIONS AT FISCAL
                                   YEAR-END                               YEAR-END
                         -----------------------------       ----------------------------------
          NAME           EXERCISABLE     UNEXERCISABLE       EXERCISABLE(1)    UNEXERCISABLE(1)
-----------------------  -----------     -------------       --------------    ----------------
Curtis W. Stoelting....   39,075            77,586             $126,507            $506,014
John F. Olsen..........   25,254            41,588               63,254             253,007

     (1) Calculated based on closing sale price of $7.75 per share on December 31, 1997.

1996 KEY EMPLOYEES STOCK OPTION PLAN

     On April 30, 1996 in connection with the Recapitalization, the Company's Board of Directors adopted, and Racing Champions' stockholders subsequently approved, the 1996 Key Employees Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, the Board of Directors, or the Compensation Committee of the Board of Directors if so designated by the Board of Directors, may grant options to purchase up to 415,041 shares of Common Stock to executives or other key employees of Racing Champions. Options granted under the Stock Option Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code, or nonqualified stock options. Options will expire at such time as the Board of Directors or Compensation Committee determines, provided that no stock option may be exercised later than the tenth anniversary (the fifth anniversary in certain cases) of the date of its grant. Options cannot be exercised until the vesting period, if any, specified by the Board of Directors or Compensation Committee has expired. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the employee only by him or her. No options may be granted under the Stock Option Plan after December 31, 2005, which is the date the Stock Option Plan terminates. However, any options outstanding on December 31, 2005 will remain in effect in accordance with their terms. Racing Champions does not intend to grant additional options under the Stock Option Plan.

     The option price per share is determined by the Board of Directors or the Compensation Committee, but for incentive stock options cannot be less than 100% (110% for certain stockholders) of the fair market value of the Common Stock on the date such option is granted. Payment of the exercise price may be made in cash or by the surrender of shares of Common Stock having a fair market value on the date of exercise equal to the exercise price.

     Options to purchase 332,033 shares have been granted to certain employees of Racing Champions under the Stock Option Plan. Each of these options become exercisable 20% each year over five years commencing on the first anniversary of the date of grant.

STOCK INCENTIVE PLAN

     On April 8, 1997, the Board of Directors adopted, and Racing Champions' stockholders approved, the Racing Champions Corporation Stock Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, the Board of Directors, or the Compensation Committee of the Board of Directors if so designated by the Board of Directors, may grant options to purchase up to 311,852 shares of Common Stock to executives or other key employees of Racing Champions. Options granted under the Stock Option Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code, or nonqualified stock options. Options will expire at such time as the Board of Directors or Compensation Committee determines, provided that no stock option may be exercised later than the tenth anniversary (the fifth anniversary for certain stockholders) of the date of its grant. Options cannot be exercised until the vesting period, if any, specified by the Board of Directors or Compensation Committee has expired. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the employee only by him or her. No options may be granted under the Incentive Plan after April 8, 2007, which is the date the Incentive Plan terminates. However, any options outstanding on April 8, 2007 will remain in effect in accordance with their terms.

     The option price per share is determined by the Board of Directors or the Compensation Committee, but for incentive stock options cannot be less than 100% (110% for certain stockholders) of the fair market value of the Common Stock on the date such option is granted. Payment of the exercise price may be made in cash or by the surrender of shares of Common Stock having a fair market value on the date of exercise equal to the exercise price.

     In the discretion of the Board of Directors or the Compensation Committee, any option granted under the Incentive Plan may be accompanied by a reload option. A reload option may be granted to an optionee who pays for the exercise of all or part of an option with shares of Common Stock. The reload options represent an additional option to acquire the same number of shares of Common Stock as is used by the optionee to pay for the exercise of his underlying option. A reload option is subject to all of the terms and conditions of the underlying option, except that the exercise price for a reload option will be at least equal to 100% of the fair market value of the Common Stock covered thereby on the date the reload option is granted (i.e., the date the underlying option is exercised). The reload option may only be exercised if the option period of the underlying option to which the reload option relates has not expired.

     In 1997, Racing Champions granted options to purchase 155,753 shares of Common Stock with an exercise price of $14 per share to officers and key employees of Racing Champions, including options to purchase up to 78,852 shares of Common Stock that were accompanied by reload options.

EMPLOYEE STOCK PURCHASE PLAN

     The Racing Champions Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan") is designed to comply with section 423 of the Internal Revenue Code and will provide employees of Racing Champions and its subsidiaries with the right to purchase shares of Common Stock directly from Racing Champions through payroll deductions at a purchase price of at least 95% of fair market value of the Common Stock. Up to 200,000 shares of Common Stock may be offered under the Stock Purchase Plan in a series of quarterly offerings beginning on July 1, 1997 and terminating on December 31, 2001. Each participant may elect to have up to 10% of his base salary invested in Common Stock pursuant to the Stock Purchase Plan, subject to a limit of $25,000 per year based upon the fair market value of stock on the date of grant.

1996 KEY EMPLOYEES PERFORMANCE COMPENSATION PLAN

     On April 30, 1996 the Board of Directors adopted the 1996 Key Employees Performance Compensation Plan (the "Performance Compensation Plan"). Under the Performance Compensation Plan, certain executive officers and other key employees of Racing Champions will be entitled to receive a cash bonus in the first quarter of 1997 based upon Racing Champions' consolidated earnings before income taxes, depreciation and amortization from April 30, 1996 to

December 31, 1996. On April 8, 1997, the Board of Directors amended the Performance Compensation Plan to provide an additional cash bonus to participants in the first quarter of 1998 based upon Racing Champions' consolidated earnings before income taxes, depreciation and amortization from January 1, 1997 to December 31, 1997.

EMPLOYMENT AGREEMENTS

     On April 30, 1996 Racing Champions entered into separate employment agreements with Messrs. Dods, Meyer, Stoelting and Olsen, and the Hong Kong Subsidiary entered into an employment agreement with Mr. Chung (collectively, the "Employment Agreements"). The Employment Agreements with Messrs. Dods, Meyer and Chung each has a term of three years, and the Employment Agreements with Messrs. Stoelting and Olsen each has a term of two years. Pursuant to the Employment Agreements, Messrs. Dods, Meyer, Chung, Stoelting and Olsen will receive base salaries of $500,000, $500,000, $500,000, $150,000 and $125,000,
respectively, and are entitled to participate in the Performance Compensation Plan and the Stock Option Plan. The Employment Agreements with Messrs. Dods, Meyer and Chung also provide that the executive officer is eligible to participate in any medical, health, dental, disability and life insurance policy as are in effect for the other two most senior executives of Racing Champions, while the Employment Agreements with Messrs. Stoelting and Olsen provide that the executive officer is eligible to participate in any medical, health, dental, disability and life insurance policy as are in effect for other senior management of Racing Champions excluding Messrs. Dods, Meyer and Chung. Pursuant to the Employment Agreements, each executive officer has agreed not to compete with Racing Champions during employment and for a period of two years following termination of employment and has agreed to maintain the confidentiality of Racing Champions' proprietary information and trade secrets.

     Under the Employment Agreements, Racing Champions may terminate the executive officer's employment upon the executive officer's death or disability or if the Board of Directors determines that termination is in Racing Champions' best interests. The executive officer may resign and terminate the Employment Agreement at any time. If the executive officer's employment is terminated for disability or death, Racing Champions is required to continue to pay the executive officer, his designated beneficiary or estate, whichever is applicable, the base salary for a period of six months after his termination of employment. If employment is terminated by Racing Champions without cause or by the executive officer with good reason, the executive officer is entitled to receive payment of his base salary until the later of the first anniversary of the date of termination or the end of his employment term under the Employment Agreement. In addition, in the event of termination for death, disability, by Racing Champions without cause or by the executive officer with good reason, the executive officer is entitled to receive all fringe benefits under his Employment Agreement accrued prior to the termination date. If employment is terminated by Racing Champions for cause or by the executive officer without good reason, the executive officer is not entitled to receive any base salary or fringe benefits for periods after the termination date.

COMPENSATION OF DIRECTORS

     Directors who are employees of Racing Champions or are affiliates of members of the Investor Group receive no compensation for services as members of either the Company's Board of Directors or committees thereof. Other directors receive an annual retainer of $7,500, payable in cash, and receive a fee of $1,000 for each Board meeting attended and $1,000 for each committee meeting attended. Such fees for attendance at Board meetings and committee meetings may not exceed $1,000 per day.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 1997 by: (i) each of Racing Champions' directors and named executive officers; (ii) all directors and executive officers of Racing Champions as a group; and (iii) each person or other entity known by Racing Champions to own beneficially more than 5% of the outstanding Racing Champions Common Stock. Except as otherwise indicated in the footnotes, each of the holders listed below has sole voting and investment power over the shares beneficially owned.


                                                  SHARES OF      PERCENT OF
                                                   COMMON          COMMON
                                                   STOCK           STOCK
                                                BENEFICIALLY    BENEFICIALLY
                        NAME                       OWNED            OWNED
        ------------------------------------    ------------    ------------
        Robert E. Dods......................     1,303,701           9.8%
        Boyd L. Meyer(1)....................     1,303,701           9.8
        Daniel M. Gill(2)...................     2,381,249          18.0
        Peter K. K. Chung(3)................     1,303,701           9.8
        Samuel B. Guren(4)..................       651,431           4.9
        Avy H. Stein(5).....................     2,381,249          18.0
        John S. Bakalar.....................            --           --
        John J. Vosicky.....................        10,000            *
        Curtis W. Stoelting(6)..............       137,640           1.0
        John F. Olsen(7)....................        44,967            *
        Willis Stein & Partners, L.P.(8)....     2,381,249          18.0
        All directors and executive
        officers as a group
        (12 persons)(9).....................     7,226,322          54.1

     ------------
     * Denotes less than 1%.

     (1)  Includes 343,798 shares of Common Stock held by the Meyer
          Family Limited Partnership, for which Mr. Meyer serves as a general partner and shares voting and investment power with members of his immediate family who are the other general partners.

      (2) Represents shares of Common Stock held by Willis Stein & Partners, L.P. Mr. Gill may be deemed to beneficially own the shares of Common Stock owned by Willis Stein & Partners, L.P. by virtue of his status as a Founding Member of Willis Stein & Partners, L.L.C., the general partner of Willis Stein & Partners, L.P.

      (3) Represents shares of Common Stock held by a corporation controlled by Mr. Chung.

      (4)  Represents shares of Common Stock held by Baird Capital
           Partners II Limited Partnership and BCP II Affiliates Fund Limited Partnership, entities for which Mr. Guren serves as a Managing Director and shares voting and investment power with the other Managing Directors. Mr. Guren disclaims beneficial ownership in all shares of Common Stock held by Baird Capital Partners II Limited Partnership or BCP II Affiliates Fund Limited Partnership.

      (5) Represents shares of Common Stock held by Willis Stein & Partners, L.P. Mr. Stein may be deemed to beneficially own the shares of Common Stock owned by Willis Stein & Partners, L.P. by virtue of his status as a Founding Member of Willis Stein & Partners, L.L.C., the general partner of Willis Stein & Partners, L.P.

      (6) Includes 39,075 shares of Common Stock subject to stock options which are currently exercisable.

      (7) Includes 25,254 shares of Common Stock subject to stock options which are currently exercisable.

      (8)  The general partner of Willis Stein & Partners, L.P. is
           Willis Stein & Partners, L.L.C., a Delaware limited liability company, of which John R. Willis, Avy H. Stein, Daniel M. Gill, Beth
           F. Johnston, and Daniel H. Blumenthal are the Founding Members.
           Each such person may, through Willis Stein & Partners, L.L.C., be deemed to share the power to direct the voting and disposition of all of the Common Stock held by Willis Stein & Partners, L.P. The address of Willis Stein & Partners, L.P. is 227 West Monroe Street, Suite 4300, Chicago, Illinois 60606.

      (9) Includes (i) 1,303,701 shares of Common Stock held by a corporation controlled by Mr. Chung, (ii) 343,798 shares of Common Stock held by the Meyer Family Limited Partnership, for which Mr. Meyer serves as a general partner and shares voting and investment power with members of his immediate family who are the other general partners, (iii) 2,381,249 shares of Common Stock for which Messrs. Gill and Stein share voting and investment power and 651,431 shares of

            Common Stock for which Mr. Guren shares voting and investment power (Messrs. Gill, Stein and Guren disclaim beneficial ownership in such shares of Common Stock) and (iv) 114,837 shares of Common Stock subject to stock options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1996, pursuant to the Recapitalization, Racing Champions issued $38.2 million of Series A Junior Subordinated Promissory Notes (the "Series A Junior Notes"), $1.2 million of Series B Junior Subordinated Promissory Notes (the "Series B Junior Notes"), $6.7 million of Series A Preferred Stock and $1.2 million of Series B Preferred Stock to the Investor Group and Racing Champions' senior management, including Robert E. Dods, Boyd L. Meyer, Peter K.K. Chung, Curtis W. Stoelting, John F. Olsen, Peter J. Henseler and M. Kevin Camp. On June 17, 1997, Racing Champions used a part of the proceeds from the Offering to repay all amounts outstanding under the Series A Junior Notes and the Series B Junior Notes and to redeem all outstanding shares of Series A Preferred Stock and Series B Preferred Stock. In connection with the repayment of the notes and the redemption of the preferred stock, Racing Champions paid $7.5 million to Mr. Dods, $7.5 million to Mr. Meyer, $7.5 million to Mr. Chung, $649,000 to Mr. Stoelting, $130,000 to Mr. Olsen, $130,000 to Mr. Henseler and $130,000 to Mr. Camp. Racing Champions also paid $19.6 million to Willis Stein & Partners, L.P., an entity affiliated with Avy H. Stein and Daniel M. Gill, two directors of Racing Champions, and an aggregate of $5.4 million to two entities affiliated with Samuel B. Guren, a director of Racing Champions.

     Racing Champions leases warehouse space from D. W. Realty, Inc., a corporation wholly owned by William L. Dods, brother of Robert E. Dods, President and a director of Racing Champions. The amount of the lease payments for the year ended December 31, 1997 was $68,814 and Racing Champions currently pays rent of $5,490 per month. Racing Champions believes that the terms of this lease are no less favorable to Racing Champions than could have been obtained from an unaffiliated third party.

     Eric Meyer, son of Boyd L. Meyer, Executive Vice President and a director of Racing Champions, is a principal of Reicher-Goerdt-Meyer Sales and Marketing, Inc. ("Reicher Goerdt"), one of Racing Champions' external sales representative organizations. For year ended December 31, 1997, Eric Meyer was allocated approximately $168,239 of the sales commissions paid by Racing Champions to Reicher Goerdt. Racing Champions pays sales commissions to Reicher Goerdt at the same rate and on no more favorable terms than for Racing Champions' other sales representative organizations.

     James Chung, brother of Peter K.K. Chung, President of Racing Champions Limited and a director of Racing Champions, owns 70% of Sunrise, one of the manufacturers utilized by Racing Champions. For the year ended December 31, 1997, Racing Champions paid $5,242,441 to Sunrise for the purchase of die cast vehicle replicas. Racing Champions expects to continue to make purchases from Sunrise during 1998. Racing Champions believes that the terms for the purchase of products from Sunrise are no less favorable to Racing Champions than could have been obtained from an unaffiliated party.

     Racing Champions loaned $120,758 to Peter J. Henseler, Vice President -- Marketing of Racing Champions, on April 30, 1996, evidenced by a promissory note that bears interest at 8% per year. Mr. Henseler used the proceeds of this loan to purchase 19,713 shares of Common Stock and shares of preferred stock and promissory notes of Racing Champions which were retired on June 17, 1997 using a part of the proceeds of Racing Champions' initial public offering. These securities were pledged as collateral for the note. As of March 31, 1997, $98,599 of principal and interest was outstanding under this note. On April 8, 1997, Mr. Henseler repaid all outstanding amounts under this note.

     Willis Stein & Partners, L.P., a stockholder of Racing Champions, owns approximately 28% of the equity securities of Petersen Holdings, L.L.C. ("Holdings") and 47% of the common stock of Brightview Communications Group, Inc. ("Brightview"). Holdings and Brightview in turn own all of the equity securities of Petersen Publishing Company, L.L.C. ("Petersen"). In addition, Willis Stein & Partners, L.P. has the contractual ability to control the policies and operations of Petersen. Racing Champions has entered into licensing and marketing arrangements with Petersen in connection with the Racing Champions Mint and Racing Champions Hot Rod Collection and made payments of approximately $181,497 during the year ended December, 31 1997 to Petersen in connection with these licenses.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. Exhibits:


         EXHIBIT
         NUMBER                 DOCUMENT DESCRIPTION
         -------                --------------------

           2.1 Agreement and Plan of Merger, dated as of December 4, 1997, among the Company, WSG Acquisition, Inc. and Wheels Sports Group, Inc.

           2.2 First Amendment to Agreement and Plan of Merger, dated as of February 2, 1998, among the Company, WSG Acquisition, Inc. and Wheels Sports Group, Inc.

           2.3 Second Amendment to Agreement and Plan of Merger, dated as of February 3, 1998, among the Company, WSG Acquisition, Inc. and Wheels Sports Group, Inc.

           2.4 Stockholder Agreement, dated as of December 4, 1997, between the Company and Howard L. Correll, Jr.

         EXHIBIT
         NUMBER                 DOCUMENT DESCRIPTION
         -------                --------------------

           3.1 Amended and Restated Certificate of Incorporation of the Company (2)

           3.2          Amended and Restated By-Laws of the Company (1)

          10.1 Asset and Stock Purchase Agreement, dated as of April 30, 1996, among the Company, Racing Champions, Inc., Robert Dods, Boyd Meyer, Peter Chung, Dods-Meyer, Ltd., Racing Champions Limited, Garnett Services, Inc., Hosten Investment Limited and Banerjan Company
                        Limited (1)

          10.2 Stockholders Agreement, dated as of April 30, 1996, by and among the Company, Willis Stein &
                        Partners, L.P., Baird Capital Partners II Limited Partnership, BCP II Affiliates Fund Limited Partnership, Nassau Capital Partners L.P., NAS Partners I L.L.C., Robert Dods, Boyd Meyer, Peter Chung, Dods-Meyer, Ltd., Racing Champions Limited, Garnett Services, Inc., Hosten Investment Limited, Curt Stoelting, John Olsen, Peter Henseler and Kevin Camp (1)

          10.3 Registration Agreement, dated as of April 30, 1996, by and among the Company, Willis Stein &
                        Partners, L.P., Baird Capital Partners II Limited Partnership, BCP II Affiliates Fund Limited Partnership, Nassau Capital Partners L.P., NAS Partners I L.L.C., Robert Dods, Boyd Meyer, Peter Chung, Dods-Meyer, Ltd., Racing Champions Limited, Garnett Services, Inc., Hosten Investment Limited, Curt Stoelting, John Olsen, Peter Henseler and Kevin Camp (1)

         EXHIBIT
         NUMBER                 DOCUMENT DESCRIPTION
         -------                --------------------

          10.4 Executive Securities Agreement, dated as of April 30, 1996, by and among the Company, Curt Stoelting, John Olsen, Peter Henseler, Kevin Camp, Willis Stein & Partners, L.P., Baird Capital Partners II Limited Partnership, BCP II Affiliates Fund Limited Partnership, Nassau Capital Partners L.P., NAS Partners I L.L.C., Robert Dods, Boyd Meyer and Peter Chung (1)

          10.5 Securities Purchase Agreement, dated as of April 30, 1996, by and among the Company, Willis Stein &
                        Partners, L.P., Baird Capital Partners II Limited Partnership, BCP II Affiliates Fund Limited Partnership, Nassau Capital Partners L.P., NAS Partners I L.L.C., Curt Stoelting, John Olsen, Peter Henseler and Kevin Camp (1)

          10.6 Amendment No. 1 to Securities Purchase Agreement, dated as of April 30, 1996, by and among the Company, Willis Stein & Partners, L.P. and certain other purchasers of the Company's stock (1)

          10.7 Securities Purchase Agreement, dated as of April 30, 1996, by and between the Company and Dods-Meyer, Ltd.(1)

          10.8 Amended and Restated Credit Agreement, dated as of June 17, 1997, by and among the Company, Racing Champions, Inc., BankBoston, N.A., as lender and agent, and the other lenders party thereto

          10.9 Amended and Restated Guarantee and Security Agreement, dated as of June 17, 1997, by and among the Company, Racing Champions, Inc. and BankBoston, N.A., as agent

          10.10 Employment Agreement, dated as of April 30, 1996, by and between Racing Champions, Inc. and Robert Dods (1)

         EXHIBIT
         NUMBER                 DOCUMENT DESCRIPTION
         -------                --------------------
          10.11 Employment Agreement, dated as of April 30, 1996, by and between Racing Champions, Inc. and Boyd Meyer (1)

          10.12 Employment Agreement, dated as of April 30, 1996, by and between Banerjan Company Limited and Peter Chung (1)

          10.13 Employment Agreement, dated as of April 30, 1996, by and between Racing Champions, Inc. and Curt Stoelting (1)

          10.14 Employment Agreement, dated as of April 30, 1996, by and between Racing Champions, Inc. and Peter Henseler (1)

          10.15 Employment Agreement, dated as of April 30, 1996, by and between Racing Champions, Inc. and John Olsen (1)

          10.16 Employment Agreement, dated as of April 30, 1996, by and between Racing Champions, Inc. and Kevin Camp (1)

          10.17         1996 Key Employees Stock Option Plan (1)

          10.18         1996 Key Employees Performance Compensation Plan (1)

          10.19 Amendment No. 1 to 1996 Key Employees Performance Compensation Plan (1)

          10.20         Racing Champions Corporation Stock Incentive Plan (1)

          10.21         Racing Champions Corporation Employee Stock Purchase
                        Plan (1)

          21            Subsidiaries of the Company

          24 Power of Attorney (included as part of the signature page hereof)

          27            Financial Data Schedule

-------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-22493) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-22635) and incorporated herein by reference.

(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K for the three months ended December 31, 1997.

(c)  Financial statement schedules.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Racing Champions Corporation and Subsidiaries:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Racing Champions Corporation included in this annual report and issued our report thereon dated February 10, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP



Chicago, Illinois
February 10, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of Racing Champions, Inc. and Dods-Meyer, Ltd.:

        We have audited in accordance with generally accepted auditing standards, the combined financial statements of Racing Champions, Inc. and Dods-Meyer, Ltd. and issued our report thereon dated February 15, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a part of the basic financial statements. This schedule has been subject to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Chicago, Illinois
February 15, 1997

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                     (FOR EACH INCOME STATEMENT PRESENTED)

                                                                         ADDITIONS
                                             BALANCE AT        -----------------------------                   BALANCE AT
                                            BEGINNING OF       CHARGED TO       CHARGED TO                       END OF
                DESCRIPTION                    PERIOD           EXPENSE       OTHER ACCOUNTS    DEDUCTIONS       PERIOD
                -----------                 ------------       ----------     --------------    ----------     ----------
Allowances deducted from related accounts
  receivable balance sheet accounts of,
  Racing Champions, Inc. and Dods-Meyer,
  Ltd.
  Year-ended December 31, 1994.............   $240,000          $    --            $--           $    --        $240,000
  Year-ended December 31, 1995.............    240,000               --             --            40,000         200,000
  Four months ended April 30, 1996 ........    200,000           37,000             --                --         257,000
Racing Champions Corporation
  Eight months ended December 31, 1996.....    257,000           43,000             --                --         300,000
  Year ended December 31, 1997 ............    300,000               --             --                --         300,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RACING CHAMPIONS CORPORATION

                                    By       /s/ Robert E. Dods
                                       ---------------------------------
                                           Robert E. Dods, President

                                    Date:  March 26, 1998

     Each person whose signature appears below hereby appoints Robert E. Dods and Curtis W. Stoelting, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated



/s/ Robert E. Dods                President and                  March 26, 1998
------------------------          Director (Principal
Robert E. Dods                    Executive Officer)


/s/ Boyd L. Meyer                 Executive Vice President       March 26, 1998
------------------------          and Director
Boyd L. Meyer


/s/ Curtis W. Stoelting           Vice President - Finance       March 26, 1998
------------------------          and Operations and
Curtis W. Stoelting               Secretary (Principal
                                  Financial Officer
                                  and Principal
                                  Accounting Officer)


/s/ Peter K.K. Chung              Director                       March 26, 1998
------------------------
Peter K.K. Chung

/s/ Samuel B. Guren               Director                       March 26, 1998
------------------------
Samuel B. Guren

/s/ Avy H. Stein                  Director                       March 26, 1998
------------------------
Avy H. Stein

/s/ Daniel M. Gill                Director                       March 26, 1998
------------------------
Daniel M. Gill

/s/ John S. Bakalar               Director                       March 26, 1998
------------------------
John S. Bakalar

/s/ John J. Vosicky               Director                       March 26, 1998
------------------------
John J. Vosicky

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
     Report of Independent Public Accountants................................................   F-2
     Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997...............   F-3
     Consolidated Statements of Income for the eight months ended December 31,
     1996 and the year ended December 31, 1997...............................................   F-4
     Consolidated Statements of Stockholders' Equity for the eight months ended
     December 31, 1996 and the year ended December 31, 1997..................................   F-5
     Consolidated Statements of Cash Flows for the eight months ended
     December 31, 1996 and the year ended December 31, 1997..................................   F-6
     Notes to Consolidated Financial Statements for the eight months ended
     December 31, 1996 and the year ended December 31, 1997..................................   F-7

RACING CHAMPIONS, INC. AND DODS-MEYER, LTD.
     Report of Independent Public Accountants................................................  F-17
     Combined Balance Sheets as of December 31, 1995 and April 30, 1996......................  F-18
     Combined Statements of Income for the years ended December 31, 1994 and
     1995, and for the four months ended April 30, 1996......................................  F-19
     Combined Statements of Shareholders' Investment for the years ended
     December 31, 1994 and 1995, and for the four months ended April 30, 1996................  F-20
     Combined Statements of Cash Flows for the years ended December 31, 1994 and 1995 and for the four months ended April 30, 1996...................................  F-21
     Notes to Combined Financial Statements for the years ended December 31, 1994 and 1995 and for the four months ended April 30, 1996...................................  F-22

RACING CHAMPIONS LIMITED, HOSTEN INVESTMENT LIMITED,
GARNETT SERVICES INC., BERGEN SERVICES INC.
     Report of Independent Auditors..........................................................  F-25
     Combined Balance Sheets as of March 31, 1995 and 1996 and April 30, 1996................  F-26
     Combined Statements of Income for the years ended March 31, 1995 and
     1996 and for the one month ended April 30, 1996.........................................  F-27
     Combined Statements of Changes in Shareholders' Equity for the years ended
     March 31, 1995 and 1996 and for the one month ended April 30, 1996......................  F-28
     Combined Statements of Cash Flows for the years ended March 31, 1995 and
     1996 and for the one month ended April 30, 1996.........................................  F-29
     Notes to Combined Financial Statements..................................................  F-30


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Racing Champions Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of RACING CHAMPIONS CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1997, and for the eight months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Racing Champions Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, and for the eight months ended December 31, 1996, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Chicago, Illinois
February 10, 1998

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,        DECEMBER 31,
                                  ASSETS                                                         1997                1996
----------------------------------------------------------------------------                ---------------      -------------
Current assets:
    Cash and cash equivalents                                                                 $   6,463,434       $   5,897,911
    Accounts receivable, net of allowance for doubtful accounts of $300,000                      11,226,609           5,359,473
    Note receivable from officer                                                                          -             120,758
    Inventory                                                                                     1,700,675           1,264,317
    Deferred and prepaid taxes                                                                      145,813           1,255,131
    Prepaid expenses                                                                              1,158,205             343,210
                                                                                             --------------       -------------
                     Total current assets                                                        20,694,736          14,240,800
                                                                                             --------------       -------------
Property and equipment:
    Tooling                                                                                       9,962,090           6,717,375
    Other equipment                                                                               1,878,768           1,349,973
                                                                                             --------------       -------------
                                                                                                 11,840,858           8,067,348
    Less- Accumulated depreciation                                                               (2,829,989)           (839,282)
                                                                                             --------------       -------------
                                                                                                  9,010,869           7,228,066
Excess purchase price over net assets acquired, net                                              84,946,274          87,139,838
Other assets                                                                                        125,713             471,334
                                                                                             --------------       -------------
                     Total assets                                                             $ 114,777,592       $ 109,080,038
                                                                                             ==============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
Current liabilities:
    Accounts payable                                                                          $   3,489,170       $   1,777,690
    Accrued expenses                                                                              5,716,383           5,757,175
    Accrued royalties                                                                             2,814,380           1,890,857
    Due to stockholders                                                                                   -             945,373
    Line of credit                                                                                5,000,000                  -
    Current maturities of bank term notes                                                         3,950,000           6,200,000
    Senior subordinated debt to stockholders                                                              -           8,020,000
                                                                                             --------------       -------------
                     Total current liabilities                                                   20,969,933          24,591,095

Bank term notes, less current maturities                                                         11,650,000          30,700,000
Junior subordinated debt to stockholders                                                                  -          39,441,054
Deferred interest on junior subordinated debt                                                             -           1,938,083
Deferred income taxes                                                                             3,065,210             996,575
                                                                                             --------------       -------------
                     Total liabilities                                                           35,685,143          97,666,807
                                                                                             --------------       -------------
Stockholders' equity:
    Preferred stock, Series A, $.01 par value, no shares authorized, issued, or outstanding at December 31, 1997, and 100,000 shares authorized,
       66,668 issued and outstanding at December 31, 1996, with a liquidation
       value of $7,223,107 at December 31, 1996                                                           -             556,974
    Preferred stock, Series B, $.01 par value, no shares authorized, issued, or outstanding at December 31, 1997, and 20,000 shares authorized, 11,952 issued and outstanding at December 31, 1996, with a liquidation
       value of $1,294,333 at December 31, 1996                                                           -              99,853
    Common stock, voting, $.01 par value, 20,000,000 shares authorized,
       13,242,382 and 6,948,156 shares issued and outstanding at December
       31, 1997 and 1996, respectively                                                              132,424              69,482
    Common stock, nonvoting, $.01 par value, no shares authorized, issued, or outstanding at December 31, 1997, and 1,000,000 shares authorized,
       937,084 issued and outstanding at December 31, 1996                                                -               9,371
    Additional paid-in capital                                                                   69,667,564           8,782,383
    Retained earnings                                                                             9,292,461           1,895,168
                                                                                             --------------       -------------
                     Total stockholders' equity                                                  79,092,449          11,413,231
                                                                                             --------------       -------------
                     Total liabilities and stockholders' equity                               $ 114,777,592       $ 109,080,038
                                                                                             ==============       =============


       The accompanying notes are an integral part of these
                     consolidated balance sheets

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  EIGHT MONTHS
                                                              YEAR ENDED             ENDED
                                                             DECEMBER 31,         DECEMBER 31,
                                                                1997                 1996
                                                             ------------         ------------
Net sales                                                     $76,562,382         $49,384,893
Cost of sales, related party                                    5,242,441           3,990,651
Cost of sales, other                                           26,943,269          17,374,793
                                                             ------------         -----------
         Gross profit                                          44,376,672          28,019,449
Selling, general and administrative expenses                   23,660,433          15,244,449
Amortization of intangible assets                               2,216,278           1,539,101
                                                             ------------         -----------
   Operating income                                            18,499,961          11,235,899
Interest expense                                                5,125,953           6,737,725
Other expense                                                     200,401             153,471
                                                             ------------         -----------
    Income before income taxes                                 13,173,607           4,344,703
Income tax expense                                              5,297,892           1,793,495
                                                             ------------         -----------
Net income                                                      7,875,715           2,551,208
Dividends accrued on preferred stock                              478,422             656,040
                                                             ------------         -----------
Net income available to common stockholders                   $ 7,397,293         $ 1,895,168
                                                             ============         ===========
Net income per common share:
    Basic earnings per share                                     $0.71               $0.24
                                                             ============         ===========
    Diluted earnings per share                                   $0.69               $0.23
                                                             ============         ===========
Weighted average shares outstanding:
    Basic                                                      10,448,780           7,885,240
    Diluted                                                    10,777,483           8,211,588



              The accompanying notes are an integral part of these
                            consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                             ADDITIONAL
                                          COMMON          PREFERRED           PAID-IN            RETAINED          STOCKHOLDERS'
                                          STOCK             STOCK             CAPITAL            EARNINGS             EQUITY
                                          -------       -------------      ------------         -----------       -------------
Balance, May 1, 1996                     $ 78,853        $       787        $ 8,782,383          $        -        $  8,862,023
    Net income                                  -                  -                  -           2,551,208           2,551,208
    Accrued dividends                           -            656,040                  -            (656,040)                  -
                                         --------        -----------        -----------           ---------        ------------
Balance, December 31, 1996                 78,853            656,827          8,782,383           1,895,168          11,413,231
    Net income                                  -                  -                  -           7,875,715           7,875,715
    Accrued dividends                           -            478,422                  -            (478,422)                  -
    Initial public offering                53,571                  -         68,746,418                   -          68,799,989
    Redemption of preferred stock               -         (1,135,249)        (7,861,237)                  -          (8,996,486)
                                         --------        -----------        -----------          ----------        ------------
Balance, December 31, 1997               $132,424        $         -        $69,667,564          $9,292,461        $ 79,092,449
                                         ========        ===========        ===========          ==========        ============


              The accompanying notes are an integral part of these
                            consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED        EIGHT MONTHS ENDED
                                                                                     DECEMBER 31,           DECEMBER 31,
                                                                                        1997                   1996
                                                                                     ------------       ------------------
Cash flows from operating activities:
    Net income                                                                      $  7,875,715          $  2,551,208
    Adjustments to reconcile net income to net cash provided by operating activities-
           Depreciation                                                                1,990,702               826,052
           Amortization on intangible assets                                           2,216,280             1,539,099
           Amortization of deferred financing costs                                      462,587               745,820
           Deferred income taxes                                                       2,072,172               884,190
           Deferred interest on junior subordinated debt                               1,375,890             1,938,083
           Changes in operating assets and liabilities-
              Accounts receivable                                                     (5,867,136)             (654,921)
              Inventory                                                                 (436,358)            1,647,698
              Prepaid expenses                                                           290,786              (220,591)
              Accounts payable and accrued expenses                                    2,594,211             1,572,972
                                                                                    ------------          ------------
                     Net cash provided by operating activities                        12,574,849            10,829,610
                                                                                    ------------          ------------
Cash flows from investing activities:
    Purchase of property and equipment                                                (3,773,509)           (2,348,107)
    Cash used for acquisitions, net                                                            -           (27,781,355)
    Issuance of note receivable                                                          (50,000)                    -
                                                                                    ------------          ------------
                     Net cash used by investing activities                            (3,823,509)          (30,129,462)
                                                                                    ------------          ------------
Cash flows from financing activities:
    Stock issued for cash                                                                      -             5,661,309
    Initial public offering                                                           68,799,989                     -
    Redemption of preferred stock                                                     (7,862,000)                    -
    Cash dividends paid on preferred stock                                            (1,134,486)                    -
    Proceeds from bank term loans                                                      8,000,000            40,000,000
    Payment on bank term loans                                                       (29,300,000)           (3,100,000)
    Net borrowings on line of credit                                                   5,000,000                     -
    Proceeds from issuance of junior subordinated notes                                        -            21,570,570
    Payment of junior subordinated notes                                             (39,441,054)                    -
    Payment of deferred interest on junior subordinated notes                         (3,403,651)                    -
    Payment of senior subordinated notes                                              (8,020,000)                    -
    Payment of three day notes                                                                 -           (38,934,116)
    Decrease in due to stockholders                                                     (945,373)                    -
    Decrease in note receivable from officer                                             120,758                     -
                                                                                    ------------          ------------
                     Net cash provided (used) by financing activities                 (8,185,817)           25,197,763
                                                                                    ------------          ------------
                     Net increase in cash and cash equivalents                           565,523             5,897,911

Cash and cash equivalents, beginning of period                                         5,897,911                     -
                                                                                    ------------          ------------
Cash and cash equivalents, end of period                                            $  6,463,434          $  5,897,911
                                                                                    ============          ============
Supplemental disclosure of cash flow information:
    Cash paid for interest during the period                                        $  7,031,305          $  5,422,846
    Cash paid for taxes during the period                                              1,792,649             4,339,689
                                                                                    ============          ============

Supplemental disclosure of noncash transactions:
    Issuance of stock for acquisitions                                              $          -          $  3,200,713
    Issuance of junior subordinated notes for acquisitions                                     -            17,870,484
    Issuance of senior subordinated notes for acquisitions                                     -             8,020,000
    Issuance of three day notes for acquisitions                                               -            38,934,116
    Issuance of stock and junior subordinated note to officer for note
           receivable                                                                          -               120,758
                                                                                    ============          ============




              The accompanying notes are an integral part of these
                            consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEAR ENDED DECEMBER 31, 1997, AND
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1996



1.    DESCRIPTION OF BUSINESS

      Racing Champions Corporation ("RCC") and Subsidiaries (collectively "the Company") is a producer and marketer of collectibles. The Company is known for its extensive line of officially licensed, high quality collectible replicas of actual race cars and related vehicles from the most popular U.S. professional racing series, including NASCAR stock car racing, National Hot Rod Association drag racing, Championship Auto Racing Teams and Indy Racing League Indy-style racing and World of Outlaws sprint car racing. The Company also produces and markets classic and custom vehicles and collectible pewter figures. Products are manufactured in numerous styles for the following customer bases: national and regional retail chains; collector and hobby shops and premium sales to corporations. Racing Champions, Inc., a wholly owned subsidiary of Racing Champions Corporation, has license agreements with the major U.S. automotive manufacturers and most of the major motor sport sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well known characters and properties. The Company sells its products primarily in North America. Racing Champions Limited ("RCL"), a wholly owned Hong Kong subsidiary of RCI, oversees the production of the Company's products.


2.    RECAPITALIZATION

      On April 30, 1996, an investor group consummated a recapitalization (the "Recapitalization") which involved the following: (a) the Company's purchase of all of the outstanding stock of Racing Champions, Inc. ("RCI") and substantially all of the assets of Dods-Meyer, Ltd. ("DML") (collectively the "RCI Group"); (b) the acquisition by Banerjan Company Limited (subsequently renamed Racing Champions Limited) of substantially all of the assets of Racing Champions Limited, Garnett Services, Inc. and Hosten Investment Limited (collectively the "RCL Group"); and (c) the contribution by the Company of all the outstanding stock of the Hong Kong subsidiary to RCI.

      The Recapitalization was financed with $40,000,000 of bank borrowings and the issuance to management and the investor group of $8,020,000 of senior subordinated notes, $38,245,820 of Series A junior subordinated notes, $1,195,233 of the Company's Series B preferred stock, $118,840 of the Company's nonvoting common stock and $881,160 of the Company's common stock.

      The acquisitions were accounted for using the purchase method of accounting. The acquisitions involved the following: (a) the Company's purchase of all the outstanding stock of RCI in exchange for the issuance by the Company of three day notes for $10,630,014, senior subordinated notes of $1,327,808, Series A junior subordinated notes of $2,746,848 and Series B junior subordinated Notes of $295,330; (b) the Company's purchase of substantially all of the assets DML for a cash payment of $1,728,107, and the issuance by the Company of three-day notes for $28,304,102, senior subordinated notes of $4,025,525, Series A junior subordinated notes of $8,369,985, Series B; juniors subordinated notes of $899,904, 2,422.06 shares of Series A preferred stock at a price of $100 per share, 11,952.33 shares of Series B preferred stock at a price of $100 per share, 1,354,908 shares of common stock at a price of $0.13 per share and 937,084 shares of nonvoting common stock at a price of $0.13 per share; (c) the Company's purchase of substantially all of the assets of RCL for a cash payment of $1,500,000; (d) the Company's purchase of substantially all of the assets of Hosten Investment Limited for a cash payment of $50,000; and (e) the Company's purchase of substantially all of the assets of Garnett Services, Inc. for a cash payment of $17,976,667, and the issuance by the Company of senior subordinated notes of $2,666,667, Series A junior subordinated notes of $5,558,417, 13,163.36 shares of Series A preferred stock at a price of $100 per share, and 1,145,996 shares of common stock at a price of $0.13 per share.

      The excess purchase price over the book value of the net assets acquired was $93,547,442. Of this excess $88,663,805 has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years and $4,883,637 was recorded as inventory and property and equipment.


3.    STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION/TRANSACTIONS

      The financial statements consolidate the accounts of RCC and its wholly owned subsidiaries. All intercompany items and transactions have been eliminated.

      Foreign subsidiary assets and liabilities are translated at the rates of exchange at the balance sheet date while income statement accounts are translated at the average exchange rates in effect during the period. Exchange gains and losses resulting from translations for the year ended December 31, 1997, and the eight months ended December 31, 1996, were insignificant; however, if they were significant, the Company would have recorded such gains and losses in stockholders' equity in a cumulative adjustment account.

      Transactions in foreign currencies are translated into the local currency at the rates which prevailed at the time of the transactions. Gains and losses on foreign currency transactions are included in income. For the year ended December 31, 1997, and the eight months ended December 31, 1996, gains and losses of such transactions were insignificant.

      REVENUE RECOGNITION

      The Company recognizes revenue based upon shipment of product to customers.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Such investments are valued at market prices.

      USE OF ESTIMATES

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      INVENTORY

      Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

      PROPERTY AND EQUIPMENT

      Property and equipment have been recorded at their fair value as of the date of the Recapitalization. Items purchased after the Recapitalization were recorded at cost. Depreciation is computed using the straight-line method for financial statement purposes. Accelerated methods are used for income tax purposes. The estimated useful lives used in computing depreciation for financial statement purposes are as follows:

                 ASSET DESCRIPTIONS                   ESTIMATED USEFUL LIVES
              -----------------------------         --------------------------
              Tooling                                       4-8 years
              Furniture and office equipment                7 years
              Leasehold improvements                       3-10 years
              Computer systems                              5 years
                                                    ==========================

      EXCESS PURCHASE PRICE OVER NET ASSETS ACQUIRED

      Excess of purchase price over net assets acquired is amortized over 40 years on a straight-line basis and is tax deductible over 15 years. The Company periodically evaluates the carrying value of goodwill for possible impairment based upon expected future undiscounted operating cash flows. Amortization expense relating to excess of purchase price over the net assets as of December 31, 1997, and for the eight months ended December 31, 1996, was approximately $2,100,000 and $1,400,000, respectively.

      CONCENTRATION OF CREDIT RISK

      Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers in which there were three customers accounting for approximately 22%, 16% and 11% of net sales for the year ended December 31, 1997, and 17%, 19% and 15% of net sales for the eight months ended December 31, 1996. Additionally, at December 31, 1997, four customers accounted for approximately 16%, 16%, 12% and 11% of accounts receivable and at December 31, 1996, three customers accounted for approximately 27%, 14%, and 13% of accounts receivable. The Company does not require collateral or other security to support customers' receivables. The Company conducts periodic reviews of its customers' financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased insurance which covers a portion of its receivables from major customers.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value because of the short-term nature of the items. The carrying values of the line of credit and the term loan approximate their fair value primarily due to the floating interest rates associated with the debt instrument.

      ACCOUNTING FOR STOCK-BASED COMPENSATION

      With respect to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB No. 25") "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. The Company has elected to continue to measure compensation cost under APB No. 25. If the APB No. 25 method is continued, pro forma disclosures are required as if SFAS No. 123 accounting provisions were followed.

      NET INCOME PER SHARE

      In December, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table discloses the provisions set forth in SFAS No. 128:


                                                                     FOR THE YEAR ENDED
                                                                     DECEMBER 31, 1997
                                                         --------------------------------------------
                                                                            WEIGHTED           PER
                                                             NET             AVERAGE          SHARE
                                                           INCOME            SHARES           AMOUNT
                                                         ----------        ----------       ---------
Basic net income per share
    Net income available to common stockholders          $7,397,293        10,448,780          $0.71
                                                                                               =====
Plus effect of dilutive securities
    Stock options                                             -               328,703
                                                         -----------      -----------
Diluted net income per share
    Net income available to common stockholders
       plus assumed conversions
                                                         $7,397,293        10,777,483          $ .69
                                                         ==========       ===========          =====


Options to purchase 185,753 shares of common stock at a price ranging between $14 and $15 per share were outstanding during 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

The options, which expire from June 11, 2007, through October 23, 2007, were still outstanding at the end of 1997.


                                                                FOR THE EIGHT MONTHS ENDED
                                                                    DECEMBER 31, 1996
                                                        ------------------------------------------
                                                                          WEIGHTED           PER
                                                          NET              AVERAGE          SHARE
                                                         INCOME            SHARES           AMOUNT
                                                        --------         ----------       ---------

Basic net income per share
    Net income available to common stockholders         $1,895,168        7,885,240         $0.24
                                                                                            =====
 Plus effect of dilutive securities
    Stock options                                            -              326,348
                                                        ----------       ----------
    Diluted net income per share

    Net income available to common stockholders
       plus assumed conversions                         $1,895,168        8,211,588         $0.23
                                                        ==========        =========         =====


4.    INCOME TAXES

      For financial reporting purposes, income before income taxes includes the following components:

                                                              EIGHT MONTHS
                                          YEAR ENDED             ENDED
                                         DECEMBER 31,         DECEMBER 31,
                                             1997                1996
                                         ------------         ------------
              Pretax income
                United States             $13,028,555          $4,247,843
                Foreign                       145,052              96,860
                                          -----------          ----------
                                          $13,173,607          $4,344,703
                                          ===========          ==========


      The significant components of income tax expense are as follows:

                                                    EIGHT MONTHS
                                YEAR ENDED              ENDED
                               DECEMBER 31,         DECEMBER 31,
                                   1997                 1996
                               ------------        --------------
Current
    Federal                      $2,733,091           $   749,095
    State                           482,310               160,210
    Foreign                          10,319                     -
                               ------------        --------------
                                  3,225,720               909,305
                               ------------        --------------
Deferred
    Federal                       1,736,604               730,005
    State                           306,460               137,626
    Foreign                          29,108                16,559
                               ------------        --------------
                                  2,072,172               884,190
                               ------------        --------------
                                 $5,297,892           $ 1,793,495
                               ============        ==============

      A reconciliation of statutory Federal tax rate and actual effective income tax rate is as follows:

                                                                         EIGHT MONTHS
                                                    YEAR ENDED               ENDED
                                                   DECEMBER 31,           DECEMBER 31,
                                                       1997                  1996
                                                   ------------          -------------
Statutory rate                                       34.0%                  34.0%
State taxes, net of Federal benefit                   4.8                    4.8
Other                                                 1.4                    2.5
                                                   ------------          -------------
Effective rate                                       40.2%                  41.3%
                                                   ============          =============

      The significant components of deferred tax assets and liabilities are as follows:

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1997             1996
                                                                  -------------     -----------
Deferred income tax assets

    Valuation allowances                                          $   108,848        $ 112,385
                                                                  -------------     -----------
Deferred income tax liabilities

    Intangible assets                                               2,452,633          732,416
    Property and equipment                                            612,577          264,159
                                                                  -------------     -----------
           Total deferred income tax liabilities                    3,065,210          996,575
                                                                  -------------     -----------
                                                                   $2,956,362        $ 884,190
                                                                  =============     ===========

5.   DEBT

      In conjunction with its initial public offering, the Company revised and amended its bank agreement on June 17, 1997. The amended credit agreement provides for a revolving loan and a five-year term loan. The revolving loan allows the Company to borrow up to $5 million at any time prior to June 28, 2002, based upon levels of the Company's accounts receivable, inventory and cash flows. At December 31, 1997, there were $5,000,000 of borrowings outstanding on the revolving loan. The term loan is in the principal amount of $22 million, with final maturity at June 28, 2002. The outstanding balance on the term loan at December 31, 1997, was $15,600,000, of which $3,950,000 was current.

      Borrowings under the credit agreement bear interest, at the Company's option, at the bank's base rate plus a margin that varies between 0.0% and 0.75% or at a reserve adjusted Eurodollar rate plus a margin that varies between 1.5% and 2.25%. All amounts outstanding under the credit agreement are secured by substantially all of the assets of the Company. Under the agreement, the Company is subject to certain financial covenants relating to, among other things, maintenance of financial ratios and other covenants. The Company was in compliance with all its covenants through the date of this report.

      In September, 1997, the Company entered into a two-year interest rate swap agreement with its primary lender. Under this agreement, the Company hedges on a quarterly basis, a notional amount ranging between $7 million and $10 million through September, 1999, at a reserve adjusted Euro-rate of 6.20%. During 1997, the impact of this agreement was immaterial.

      The Company's Hong Kong subsidiary entered into a credit agreement with a bank that provides for a line of credit of up to $5 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 2% and are cross-guaranteed by RCI and RCL. As of December 31, 1997 and 1996, there were no outstanding borrowings under this line of credit.

      Long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                 -----------------------------
                                                                                    1997              1996
                                                                                 ------------     ------------
Term Loans A and B payable to the bank, bearing interest ranging from
    8.25% to 8.75% as of December 31, 1996, interest payable every
    quarter, repaid in 1997                                                       $      -         $36,900,000
Senior subordinated notes payable to stockholders, interest at a
    designated bank's base rate, repaid in 1997                                          -           8,020,000
Series A junior Subordinated notes payable to stockholders, interest at 12%; 40%
    of interest earned is payable each March 1, June 1, September 1 and December
    1, repaid in 1997                                                                    -          38,245,820
Series B junior Subordinated notes payable to stockholders; interest at 12%; 40%
    of interest earned is payable each March 1, June 1, September 1 and December
    1, repaid in 1997                                                                    -           1,195,234
Term loan payable to the bank, bearing interest at 7.1875% as of
    December 31, 1997, with principal in amounts varying from $940,000 to
    $1,250,000, plus interest, payable quarterly through September, 2001           15,600,000            -
                                                                                 ------------     ------------
                                                                                   15,600,000       84,361,054

Less- Current maturities                                                            3,950,000       14,220,000
                                                                                 ------------     ------------
                                                                                  $11,650,000      $70,141,054
                                                                                 ============     ============

Principal maturities of long-term debt are as follows:

                        December 31-
                            1999                                   $ 4,375,000
                            2000                                     4,875,000
                            2001                                     2,400,000
                                                                  -------------
                               Total long-term debt                $11,650,000
                                                                  =============

6.    LEGAL PROCEEDINGS

      The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.


7.    CAPITAL STOCK

      On April 9, 1997, the Company issued a 7.885261-for-one stock split of common stock and increased in the number of authorized shares to 20,000,000 shares of voting common stock and 1,000,000 shares of nonvoting common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

      On June 17, 1997, the Company sold 5,357,142 shares of its common stock in an initial public offering. The net proceeds to the Company from the sale of the stock were approximately $69 million, after deduction of commissions and offering expenses. Approximately $9 million of the net proceeds was used to redeem preferred stock issued in the Recapitalization; $43 million was used to repay shareholder notes issued in the Recapitalization; and $17 million was used to repay bank borrowings incurred in connection with the Recapitalization.

      In connection with the Recapitalization that occurred in April, 1996, the Company issued preferred stock, which accrued dividends at 12% per year. On June 17, 1997, the Company filed its Restated Certificate of Incorporation to eliminate the Series A preferred stock, Series B preferred stock, and nonvoting common stock. All nonvoting common stock was exchanged on a 1 for 1 basis for common stock of the Company.


8.    STOCK OPTIONS

      The Company has adopted a 1996 Employee Stock Option Plan for its key employees. The Employee Stock Option Plan is administered by the Board of Directors. The Company has reserved 415,041 shares of common stock for issuance under the plan. On April 30, 1996, and June 1, 1996, the Company granted 311,281 and 20,752 options, respectively, to purchase shares of common stock at an exercise price equal to fair market value as determined by the Board of Directors in connection with the Recapitalization. These options vest equally over a five-year period. The options will expire on the earlier of the tenth anniversary of the date of grant or 30 days after the date of termination of the employees' employment with the Company.

      In April, 1997, the Company adopted the Racing Champions Corporation Stock Incentive Plan, under which the Board of Directors may grant options to purchase up to 311,852 shares of common stock to executives or key employees of the Company. On June 11 and October 23, 1997, the Company granted 149,753 and 6,000 options, respectively, to purchase shares of common stock at an exercise price equal to fair market value. Part of these options vested immediately and the rest vest over a five-year period. These options expire on the tenth anniversary of the date of grant.


The stock option activity for the Company's stock option plan is as follows:


                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                                             PRICE            EXERCISE
                                                              SHARES         RANGES            PRICE
                                                            ----------    -------------     -----------
Outstanding at May 1, 1996
   Granted                                                    332,033        $ 0.13             $0.13
                                                            ----------    -------------     -----------

Outstanding as of December 31, 1996                           332,033        $ 0.13             $0.13
   Granted                                                    155,753        $14.00            $14.00
                                                            ----------    -------------     -----------

Outstanding as of December 31, 1997                           487,786      $0.13-$14.00         $4.56
                                                            ==========    =============     ===========

Options exercisable at December 31, 1996                        -
                                                            ==========
Options exercisable at December 31, 1997                     145,258                            $7.66
                                                            ==========                      ===========

      The Company also issued 30,000 options to an outside sales representative on August 13, 1997, at an exercise price equal to fair market value. These options vest ratably over the term of the contract that the Company has with this sales representative, which is approximately three years. Compensation expense associated with these options at December 31, 1997, was insignificant. The weighted average fair value of these options at the date of grant was $6.91 per share, based upon the assumptions described below using the Black - Scholes option pricing model. At December 31, 1997, none of these options were exercisable.

      In determining pro forma net income available to common stockholders in accordance with SFAS No. 123, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, a risk free rate of 6.04% to 6.56% and 6.87% to 7.03% in 1997 and 1996, respectively, volatility factor of 41% and 0% for options granted in 1997 and 1996, respectively, and expected life of 10 years. The weighted average fair value of options granted under the Company's stock plans for the year ended December 31, 1997 and the eight months ended December 31, 1996, was $8.95 and $.06 per share, respectively. As of December 31, 1997, the weighted average remaining contractual life of all options was approximately nine years.

      For the year ended December 31, 1997, and for the eight months ended December 31, 1996, net income available to common stockholders and diluted earnings per share were $7,397,293 and $0.69 and $1,895,168 and $0.23, respectively. Under SFAS No. 123, pro forma net income available to common stockholders and pro forma diluted earnings per share for the year ended December 31, 1997, and for the eight months ended December 31, 1996, would have been $6,904,598 and $0.64, and $1,893,493 and $0.23, respectively.
      The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may be granted.


9.    RELATED-PARTY TRANSACTIONS

      The Company purchased $5,242,441 and $3,990,651 of product during the year ended December 31, 1997, and the eight months ended December 31, 1996, respectively, from a company controlled by a relative of one of the Company's stockholders.

      During the eight months ended December 31, 1996, an officer of the Company held ownership interests in two of the Company's suppliers. These interests were disposed of by December 31, 1996. For the eight months ended December 31, 1996, the Company paid $5.6 million and $5.7 million to these suppliers, respectively, for purchases of die cast vehicle replicas.

      The Company leases warehouse space, from a party related to a director of the Company. Rent expense for the year ended December 31, 1997, and the eight months ended December 31, 1996, was $68,814 and $41,440 respectively.

      During the eight months ended December 31, 1996 the Company leased office space from a party related to a director of the Company.
      Rent expense for the eight months ended December 31, 1996 was $241,036.

      The Company pays sales commissions to an external sales representative organization, of which one of the principals of this organization is a relative of an officer/director of the Company. For the year ended December 31, 1997, and the eight months ended December 31, 1996, commissions of $168,239 and $85,393, respectively, were allocated to the related principal.


10.   EMPLOYEE BENEFIT PLAN

      The Company adopted a 401(k) savings plan as of December, 1996, which became effective on January 1, 1997, Employees' meeting certain eligibility requirements, as defined, may contribute up to 15% of pre-tax gross wages, subject to certain restrictions. The Company will make matching contributions of 50% of the employees contributions up to 5% of employee wages. In 1997, the Company's contributions were approximately $46,000.


11.   RECENTLY ISSUED PRONOUNCEMENTS

      In early 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS

      No. 130 and No. 131 are effective for periods beginning after December 15, 1997. Adoption of these pronouncements is not expected to have a material impact on the consolidated financial statements of the Company.


12.   SUBSEQUENT EVENT

      On December 5, 1997, the Company announced execution of a definitive agreement, which provides that Wheels Sports Group, Inc., a recently consolidated group of marketers and distributors of officially licensed NASCAR-related merchandise, will be acquired by Racing Champions. The acquisition, which is subject to due diligence, stockholder approval, and other customary closing conditions, is expected to close in the first half of 1998. The transaction is planned as a stock-for-stock exchange and will be accounted for as a pooling of interests. Under the terms of the agreement, each of Wheels Sports Group, Inc's. outstanding shares of common stock, (approximately 5.3 million shares outstanding at December 31, 1997), will be exchanged for 0.70 shares of the Company's common stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Racing Champions, Inc. and Dods-Meyer, Ltd.:

         We have audited the accompanying combined balance sheets of RACING CHAMPIONS, INC. (an Illinois corporation) and DODS-MEYER, LTD. (an Illinois corporation) as of December 31, 1995 and April 30, 1996, and the related combined statements of income, shareholders' investment and cash flows for the years ended December 31, 1994 and 1995 and for the four months ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Racing Champions, Inc. and Dods-Meyer, Ltd. as of December 31, 1995 and April 30, 1996, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1995 and for the four months ended April 30, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 15, 1997

                   RACING CHAMPIONS, INC. AND DODS-MEYER, LTD.

                             COMBINED BALANCE SHEETS


                                                                            DECEMBER 31,        APRIL 30,
                                                                               1995               1996
                                                                            ------------       -----------
                                ASSETS
Current assets:
   Cash and cash equivalents................................                  $2,461,234        $  255,466
   Accounts receivable, net of allowance for doubtful
     accounts of $200,000 and $257,000 in 1995 and 1996,
     respectively...........................................                   3,495,736         3,569,178
   Inventory................................................                     711,743         1,553,075
   Other current assets.....................................                     170,228           453,939
                                                                            ------------       -----------
     Total current assets...................................                   6,838,941         5,831,658
                                                                            ------------       -----------
Property and equipment:
   Tooling..................................................                   4,317,008         5,246,778
   Other equipment..........................................                     398,575           418,969
                                                                            ------------       -----------
                                                                               4,715,583         5,665,747
   Less-accumulated depreciation............................                   3,284,576         3,644,575
                                                                            ------------       -----------
                                                                               1,431,007         2,021,172
                                                                            ------------       -----------

         Total assets.......................................                  $8,269,948        $7,852,830
                                                                            ============       ===========

               LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable.........................................                  $   83,510        $  548,040
   Accrued expenses.........................................                   1,901,413         1,447,239
   Accrued bonus............................................                          --         2,501,439
   Accrued royalties........................................                   1,477,506           863,673
   Accrued distributions....................................                     500,000           811,344
   Due to related party.....................................                     900,522         1,500,489
   Note payable to related party............................                   1,120,000         1,140,000
                                                                            ------------       -----------
     Total current liabilities..............................                   5,982,951         8,812,224
                                                                            ------------       -----------
Shareholders' investment:
   Common stock, Racing Champions, Inc., no par value,
     5,000 shares authorized, 1,000 shares issued and
     outstanding............................................                         400               400
   Common stock, Dods-Meyer, Ltd., no par value, 10,000
     shares authorized, 1,000 shares issued and
     outstanding............................................                       1,000             1,000

   Additional paid-in capital...............................                       9,600             9,600

   Retained earnings (deficit)..............................                   2,275,997          (970,394)
                                                                            ------------       -----------
Total sahreholders' investment..............................                   2,286,997          (959,394)
                                                                            ------------       -----------
         Total liabilities and shareholders' investment.....                  $8,269,948        $7,852,830
                                                                            ============       ===========




     The accompanying notes are an integral part of these balance sheets.

                   RACING CHAMPIONS, INC. AND DODS-MEYER, LTD.

                          COMBINED STATEMENTS OF INCOME


                                                                                             FOUR MONTHS
                                                    YEARS ENDED DECEMBER 31,                   ENDED
                                                 -------------------------------              APRIL 30,
                                                    1994               1995                     1996
                                                 -----------        ------------             -----------
Net sales.............................           $43,267,924         $48,592,178             $16,614,029
Cost of sales, related party..........            25,212,148          25,556,121               9,403,514
                                                 -----------        ------------             -----------
  Gross profit........................            18,055,776          23,036,057               7,210,515
Selling, general and administrative
  expenses............................             9,491,222          13,312,053               4,713,344
Nonrecurring bonus expense............               --                 --                     2,389,218
                                                 -----------        ------------             -----------
  Operating income....................             8,564,554           9,724,004                 107,953
Interest expense......................              (210,876)           (132,758)                (20,000)
Other income..........................               218,985             141,932                  36,299
Other expense.........................               --                 (147,292)                (13,452)
                                                 -----------        ------------             -----------
  Income before income taxes..........             8,572,663           9,585,886                 110,800
Income tax expense....................               348,699             193,500                  39,000
                                                 -----------        ------------             -----------
  Net income..........................           $ 8,223,964          $9,392,386              $   71,800
                                                 ===========        ============             ===========





       The accompanying notes are an integral part of these statements.

                   RACING CHAMPIONS, INC. AND DODS-MEYER, LTD.

                 COMBINED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                                                     ADDITIONAL
                                       COMMON         PAID-IN              RETAINED        SHAREHOLDERS'
                                       STOCK          CAPITAL              EARNINGS         INVESTMENT
                                    -----------     -----------         --------------     -------------
Balance, December 31, 1993          $     1,400      $    9,600         $   (1,840,353)    $  (1,829,353)
     Net income                           --               --                8,223,964         8,223,964
     Distributions                        --               --               (4,000,000)       (4,000,000)
                                    -----------     -----------         --------------     -------------
Balance, December 31, 1994                1,400           9,600              2,383,611         2,394,611
  Net income                              --               --                9,392,386         9,392,386
  Distributions                           --               --               (9,500,000)       (9,500,000)
                                    -----------     -----------         --------------     -------------
Balance, December 31, 1995                1,400           9,600              2,275,997         2,286,997
  Net income                              --               --                   71,800            71,800
  Distributions                           --               --               (3,318,191)       (3,318,191)
                                    -----------     -----------         --------------     -------------
Balance, April 30, 1996               $   1,400      $    9,600         $     (970,394)    $    (959,394)
                                    ===========     ===========         ==============     =============




       The accompanying notes are an integral part of these statements.

                   RACING CHAMPIONS, INC. AND DODS-MEYER, LTD.

                        COMBINED STATEMENTS OF CASH FLOWS



                                                                                                    FOUR MONTHS
                                                                  YEARS ENDED DECEMBER 31,              ENDED
                                                             ----------------------------------       APRIL 30,
                                                                   1994              1995               1996
                                                             --------------     ---------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................   $    8,223,964     $     9,392,386     $      71,800
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation.........................................          678,583             711,778           359,999
     Deferred income taxes................................          196,256              --                --
     Changes in operating assets and liabilities
       Accounts receivable................................         (274,665)           (895,104)          (73,442)
       Inventory..........................................          602,899            (379,348)         (841,332)
       Other current assets...............................           32,694            (170,228)         (283,711)
       Accounts payable and accrued expenses..............         (395,462)          1,115,250         1,897,962
       Due to related party...............................          (51,254)            496,484           599,967
                                                             --------------     ---------------     -------------
         Net cash provided by operating activities........        9,013,015          10,271,218         1,731,263
                                                             --------------     ---------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment.....................       (1,128,788)         (1,076,826)         (950,164)
                                                             --------------     ---------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on bank note..................................          (50,000)           (950,000)           --
   Change in shareholders' notes payable..................       (1,615,000)             --                20,000
   Distributions to shareholders..........................       (3,100,000)         (9,900,000)       (3,006,847)
                                                             --------------     ---------------     -------------
         Net cash used in financing activities............       (4,765,000)        (10,850,000)       (2,986,847)
                                                             --------------     ---------------     -------------
         Net increase (decrease) in cash and cash
           equivalents....................................        3,119,227          (1,655,608)       (2,205,768)
Cash and cash equivalents, beginning of period............          997,615           4,116,842         2,461,234
                                                             --------------     ---------------     -------------
Cash and cash equivalents, end of period..................   $    4,116,842     $     2,461,234     $    255,466
                                                             ==============     ===============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest during the period...............   $      220,340     $        72,758     $      --
   Cash paid for taxes during the period..................          871,395              88,968            --
                                                             ==============     ===============     =============



       The accompanying notes are an integral part of these statements.

                   RACING CHAMPIONS, INC. AND DODS-MEYER, LTD.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                  AND FOR THE FOUR MONTHS ENDED APRIL 30, 1996

1.  DESCRIPTION OF BUSINESS

         Racing Champions, Inc. ("RCI") and Dods-Meyer, Ltd. ("DML") (collectively "the Company") is a leading producer and marketer of collectible scaled die cast vehicle replicas. The Company is best known for its extensive line of officially licensed, high-quality collectible replicas of actual race cars and related vehicles from the most popular U.S. professional racing series, including NASCAR stock car racing, National Hot Rod Association drag racing, Championship Auto Racing Teams and Indy Racing League Indy-style racing, World of Outlaws sprint car racing as well as Honda and Kawasaki racing motorcycles. Products are manufactured in numerous styles for the following customer bases: national and regional retail chains, collector and hobby shops and premium sales to corporations. RCI has license agreements with the major U.S. automotive manufacturers and most of the major motor sport sponsors, team owners and their drivers.

         RCI sells its products primarily in North America through sales representatives of DML, which is owned by shareholders of RCI, Racing Champions Limited ("RCL"), a Hong Kong company owned by a related party, oversees the production of RCI products.

         On April 30, 1996, the Company was part of a recapitalization which involved the Company and RCL and other affiliates of RCL, whereby a new holding company, Racing Champions Corporation, acquired all stock of RCI and all operating assets of DML.

2.  STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION

         The financial statements combine the accounts of RCI and DML after elimination of intercompany items and transactions.

REVENUE RECOGNITION

         The Company recognizes revenue based upon shipment of product to customers.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalent. Such investments are valued at market prices.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORY

         Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial statement purposes with estimated useful lives for tooling of two years and for other equipment of five to ten years. Accelerated methods are used for income tax purposes.

INCOME TAXES

         DML has elected to be treated as an S Corporation under the Internal Revenue Code pursuant to which profits and losses are allocated to the shareholders for inclusion in their personal tax returns. As of January 1, 1994, RCI elected to be treated as an S Corporation. Accordingly, a deferred tax asset of $196,256 was charged to tax expense as of January 1, 1994. The remaining tax expense for 1995 and 1996 is due to Illinois replacement taxes.

RELATED-PARTY TRANSACTIONS

         RCL's beneficial owner is a warrant holder in RCI. The stock purchase warrant was issued in 1993 and allows the holder to purchase 500 shares of common stock for an aggregate price of $1,000,000 and contains certain anti-dilution provisions. The warrant is exercisable on December 30, 2003, or upon the occurrence of certain events including a change in control, as defined, or a filing of a registration statement for an initial public offering of the Company's common stock. At December 31, 1995 and 1994, RCI had 500 shares of common stock held in reserve for the exercise of this warrant. This warrant was canceled on April 30, 1996 as part of the recapitalization of the Company.

         In addition to payments related to the purchase of products, RCI paid RCL fees of 30.5% of the cost of product shipped, which amounted to $1,772,000 in 1994, $2,123,414 in 1995 and $831,832 in 1996 which have been included in Cost of sales, Related party, on the accompanying Combined Statements of Income.

STOCK DIVIDEND

         On December 20, 1994, RCI's shareholders and directors declared a 24-to-1 stock dividend to shareholders of RCI's common stock, thereby effecting a 24-to-1 stock split. This split has been retroactively reflected in the accompanying financial statements.

CONCENTRATION OF CREDIT RISK

         Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers in which one customer accounted for approximately 11% of net sales for the year ended December 31, 1994, two customers accounted for approximately 15% and 10% of net sales for the year ended December 31, 1995 and three customers accounted for approximately 16%, 15% and 15% of net sales for the four months ended April 30, 1996. The Company does not require collateral or other security to support customers' receivables. The Company conducts periodic reviews of its customers' financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable. The Company insures its receivables for major customers with a third party.

3.  NOTES PAYABLE

         During 1995, the Company entered into a revolving line of credit agreement with a bank which extends through April, 1996. The maximum amount of borrowings was the lesser of $4,000,000 or the collateral availability, as defined in the agreement. The agreement required maintenance of certain covenants and was secured by substantially all of the assets of the Company. As of April 30, 1996, there was no outstanding balance on this line of credit. On April 30, 1996, as part of the recapitalization (see Note 1) this agreement was canceled.

         The Company has an unsecured promissory note payable to a related party (a former shareholder) of $1,120,000 and $1,140,000 at December 31, 1995, and April 30, 1996, respectively, including accrued interest. Interest charged at 6% is payable at maturity.

4.  STOCK OPTION PLAN

         During 1994, RCI established a stock option plan, under which up to 100 shares of RCI's common stock may be granted to key employees. Under this Plan, options to purchase a total of 74.76 shares of RCI common stock at $3,960 per share were issued during 1994. The options were issued at an exercise price equal to fair market value. The options are exercisable upon the earlier of a change in control of RCI, as defined, or an initial public offering of RCI's common stock. The options expire five years from the date they become exercisable. The options outlined above were canceled in connection with the recapitalization (see Note 1).

                         REPORT OF INDEPENDENT AUDITORS

The Shareholders
Racing Champions Limited,
(Incorporated in Hong Kong with limited liability)
Hosten Investment Limited,
(Incorporated in Hong Kong with limited liability)
Garnett Services Inc.,
(Incorporated in the British Virgin Islands with limited liability) Bergen Services Inc.,
(Incorporated in the British Virgin Islands with limited liability)

         We have audited the accompanying combined balance sheets of Racing Champions Limited, Hosten Investment Limited, Garnett Services Inc. and Bergen Services Inc. (hereinafter collectively referred to as "the Racing Champions Limited Group" or "the RCL Group") as of March 31, 1995, 1996 and April 30, 1996 and the related combined statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 1996 and the one month period ended April 30, 1996. These financial statements are the responsibility of the RCL Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the RCL Group as of March 31, 1995, 1996 and April 30, 1996, and the combined results of its operations and its cash flows for each of the two years in the period ended March 31, 1996 and for the one month period ended April 30, 1996 in conformity with accounting principles generally accepted in the United States of America.

ERNST & YOUNG
Hong Kong

February 19, 1997

                         RACING CHAMPIONS LIMITED GROUP

                             COMBINED BALANCE SHEETS
                                (IN U.S. DOLLARS)


                                                                                         MARCH 31,
                                                                             --------------------------------
                                                                                                                    APRIL 30,
                                                                                                                  ------------
                                                                  NOTES          1995               1996              1996
                                                                 -------     ------------       -------------     ------------
                                ASSETS
Current assets:
   Cash and cash equivalents..............................                   $     43,277       $     301,240     $     50,875
   Trade receivables, net.................................                        996,405           1,739,938        1,470,941
   Prepayments, deposits and other receivables............                        577,134             282,213          237,122
   Amount due from Racing Champions, Inc. ("RCI").........                        596,828             442,660          572,434
   Amount due from affiliates.............................          9           1,032,754              --              111,965
                                                                             ------------       -------------     ------------
     Total current assets.................................                      3,246,398           2,766,051        2,443,337

Fixed assets..............................................       8 & 13           474,461             433,952          411,699
Other asset...............................................          3              --                  --              879,690
Deferred income taxes.....................................                          4,560              60,440           65,713
                                                                             ------------       -------------     ------------
       Total assets.......................................                   $  3,725,419       $   3,260,443     $  3,800,439
                                                                             ============       =============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank overdrafts, secured...............................         12        $    320,384       $      --         $     --
   Current portion of obligations under capital lease.....         13              49,596             148,151          147,888
   Accounts payable and accrued liabilities...............          7             794,598             723,655          992,660
   Amount due to affiliates...............................          9              --                 218,790           --
   Income tax payable.....................................                         38,872             136,768          151,086
                                                                             ------------       -------------     ------------
     Total current liabilities............................                      1,203,450           1,227,364        1,291,634
Long-term obligations under capital lease.................         13              72,834             175,320          163,237
                                                                             ------------       -------------     ------------
       Total liabilities..................................                      1,276,284           1,402,684        1,454,871

Contingencies and commitments.............................         16

Shareholders' equity:
   Share capital..........................................         14             129,369             129,369          129,369
   Retained earnings......................................                      2,319,766           1,728,390        2,216,199
                                                                             ------------       -------------     ------------
     Total shareholders' equity...........................                      2,449,135           1,857,759        2,345,568
                                                                             ------------       -------------     ------------
       Total liabilities and shareholders' equity.........                   $  3,725,419       $   3,260,443     $  3,800,439
                                                                             ============       =============     ============



             The accompanying notes are an integral part of these
                        combined financial statements.

                         RACING CHAMPIONS LIMITED GROUP

                          COMBINED STATEMENTS OF INCOME
                                (IN U.S. DOLLARS)


                                                                                               ONE MONTH
                                                              YEARS ENDED MARCH 31,              ENDED
                                                         ----------------------------------     APRIL 30,
                                              NOTES          1995                1996             1996
                                            ---------    --------------      --------------    ------------
Sales:
   Related party -- RCI.....................              $10,316,438         $11,308,084      $1,304,352
   Other customers..........................               12,014,547          26,013,536       2,547,775
                                                         --------------      --------------    ------------
     Total sales............................               22,330,985          37,321,620       3,852,127
                                                         --------------      --------------    ------------
Cost of sales:
   Related party purchases..................    15         (8,161,941)        (11,245,727)     (1,719,700)
   Other purchases..........................               (4,776,869)         (7,643,479)       (307,945)
   Commission paid to RCI...................    15         (5,777,498)        (13,745,461)     (1,331,278)
                                                         --------------      --------------    ------------
     Total cost of sales....................              (18,716,308)        (32,634,667)     (3,358,923)
                                                         --------------      --------------    ------------
Commission received from RCI................    15          1,673,212           2,398,325         258,387
                                                         --------------      --------------    ------------
     Gross profit...........................                5,287,889           7,085,278         751,591
Depreciation of fixed assets................                 (360,177)           (392,079)        (29,268)
Selling and administrative expenses.........    15         (2,861,294)         (3,968,028)       (215,760)
                                                         --------------      --------------    ------------
     Operating income.......................                2,066,418           2,725,171         506,563
Financial expenses, net.....................  4 & 15          (55,239)           (130,004)        (12,755)
Other income, net...........................    5             113,085             178,534          28,512
                                                         --------------      --------------    ------------
     Income before income taxes.............                2,124,264           2,773,701         522,320
Income taxes................................    6             (45,312)           (170,677)        (34,511)
                                                         --------------      --------------    ------------
     Net income.............................               $2,078,952          $2,603,024        $487,809
                                                         ==============      ==============    ============






             The accompanying notes are an integral part of these
                        combined financial statements.

                         RACING CHAMPIONS LIMITED GROUP

             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN U.S. DOLLARS)


                                                         COMBINED           RETAINED
                                                       SHARE CAPITAL        EARNINGS          TOTAL
                                                       -------------       -----------      ----------
Balance at March 31, 1994..........................       $129,369          $2,868,872      $2,998,241
   Net income......................................         --               2,078,952       2,078,952
   Dividends.......................................         --              (2,628,058)     (2,628,058)
                                                       -------------       -----------      ----------
Balance at March 31, 1995..........................        129,369           2,319,766       2,449,135
   Net income......................................         --               2,603,024       2,603,024
   Dividends.......................................         --              (3,194,400)     (3,194,400)
                                                       -------------       -----------      ----------
Balance at March 31, 1996..........................        129,369           1,728,390       1,857,759
   Net income......................................         --                 487,809         487,809
                                                       -------------       -----------      ----------
Balance at April 30, 1996..........................       $129,369          $2,216,199      $2,345,568
                                                       =============       ===========      ==========






             The accompanying notes are an integral part of these
                        combined financial statements.

                         RACING CHAMPIONS LIMITED GROUP

                        COMBINED STATEMENTS OF CASH FLOWS
                                (IN U.S. DOLLARS)



                                                                        YEARS ENDED MARCH 31,            ONE MONTH
                                                                   -------------------------------         ENDED
                                                                        1995             1996         APRIL 30, 1996
                                                                   --------------   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................   $  2,078,952     $   2,603,024     $    487,809
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Gains on disposal of fixed assets............................        (51,809)         (147,616)          --
   Depreciation.................................................        360,177           392,079           29,268
   Deferred income taxes........................................        (29,961)          (55,880)          (5,273)
   Decrease (increase) in assets:
     Trade receivables, net.....................................       (107,845)         (743,533)         268,997
     Prepayments, deposits and other receivables................       (201,268)          294,921           45,091
     Amount due from RCI........................................          7,348           154,168         (129,774)
     Amount due from affiliates.................................       (679,856)        1,032,754         (111,965)
     Tax refund.................................................        240,642            --               --
   Increase (decrease) in liabilities:
     Amounts due to affiliates..................................         --               218,790         (218,790)
     Accounts payable and accrued liabilities...................         63,950           (70,943)         269,005
     Income taxes payable.......................................         38,355            97,896           14,318
                                                                   --------------   --------------    --------------
       Net cash provided by operating activities................      1,718,685         3,775,660          648,686
                                                                   --------------   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets.....................................        (75,914)          (35,390)          (7,015)
   Purchase of other asset......................................         --                --             (879,690)
   Proceeds from disposal of fixed assets.......................        139,715           162,995           --
                                                                   --------------   --------------    --------------
       Net cash provided by (used in) investing activities......         63,801           127,605         (886,705)
                                                                   --------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances (repayment) of bank overdrafts......................        320,384          (320,384)          --
   Dividends paid...............................................     (2,628,058)       (3,194,400)          --
   Net payments under finance lease.............................       (112,426)         (130,518)         (12,346)
                                                                   --------------   --------------    --------------
       Net cash used in financing activities....................     (2,420,100)       (3,645,302)         (12,346)
       Net increase (decrease) in cash and cash equivalents.....       (637,614)          257,963         (250,365)
Cash and cash equivalents, at beginning of year.................        680,891            43,277          301,240
                                                                   --------------   --------------    --------------
Cash and cash equivalents, at end of year.......................   $     43,277     $     301,240     $     50,875
                                                                   ==============   ==============    ==============
SUPPLEMENTARY CASH FLOWS DISCLOSURES:
   Interest paid................................................   $     41,735     $     67,038      $      4,666
   Income taxes paid............................................         36,918           128,661           25,466
   Inception of a capital lease contract........................        112,894           331,559           --
                                                                   ==============   ==============    ==============


                 The accompanying notes are an integral part
                    of these combined financial statements

                         RACING CHAMPIONS LIMITED GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN U.S. DOLLARS UNLESS OTHERWISE INDICATED)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

         Racing Champions Limited ("RCL"), Bergen Services Inc. ("BSI"), and Hosten Investments ("HIL") were formed in 1989, 1989 and 1991, respectively to act as purchasing and sales agents of collectible scaled replicas of race cars and other vehicles for Garnett Services Inc. ("GSI"). BSI and GSI were incorporated in the British Virgin Islands ("BVI"), and RCL and HIL were incorporated in Hong Kong. RCL, BSI, GSI and HIL are collectively referred to as "the Racing Champions Limited Group" or "the RCL Group".

         Substantially all the RCL Group's products are sold to Racing Champions, Inc. ("RCI"), a related party, and other customers in the United States of America. Effective on May 1, 1996, the operations of RCL, HIL and GSI have been acquired by Racing Champions, Inc.

2.  BASIS OF PRESENTATION

         The combined financial statements of the RCL Group have been prepared based on the historical financial statements of the RCL Group of companies for the years ended March 31, 1995 and 1996 and for one month ended April 30, 1996, in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

(A) FIXED ASSETS AND DEPRECIATION

         Fixed assets are stated at cost less accumulated depreciation.

         Depreciation of fixed assets is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                  Leasehold improvements.................. 25%
                  Furniture and fixtures.................. 20%
                  Office equipment........................ 20%
                  Motor vehicles.......................... 30%

(B) INCOME TAXES

         Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

                         RACING CHAMPIONS LIMITED GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN U.S. DOLLARS UNLESS OTHERWISE INDICATED)

(C) FOREIGN CURRENCY TRANSLATION

         The RCL Group's functional currency is Hong Kong dollars ("HK$"). Foreign currency transactions and monetary assets and liabilities denominated in foreign currencies are translated into HK$ at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are translated into HK$ at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the statements of income.

         The financial statements of the RCL Group where the HK$ is the functional currency have been translated into U.S. dollars for reporting purpose in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' equity.

(D) OTHER ASSET

         Other asset consists of a golf club membership debenture that is stated at purchase cost which approximates its fair market value.

(E) REVENUE RECOGNITION

         Revenue from the sale of the RCL Group's products is recognized when the products are shipped to customers.

(F) RETIREMENT BENEFITS

         The RCL Group participates in a defined contribution retirement plan administered by an insurance company (the "Retirement Plan"). All staff covered under the Retirement Plan are entitled to a lump sum payment, payable by the insurance company, upon their retirement equal to the sum of employees' contributions plus the employer's contribution. The RCL Group is required to make contributions to the Retirement Plan at a rate of 5% of the salaries of its existing staff. The retirement benefits contributions are charged to the statements of income as services are provided.

         Contributions made to the retirement plan during the years ended March 31, 1995, 1996 and one month ended April 30, 1996 were $17,322, $17,540 and
$1,068, respectively.

(G) CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and demand deposits with banks with a term to maturity of three months or less at the date of acquisition.

                         RACING CHAMPIONS LIMITED GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN U.S. DOLLARS UNLESS OTHERWISE INDICATED)

(H) USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.  FINANCIAL EXPENSES, NET

             Financial expenses, net consist of:

                                                                                       ONE MONTH
                                                          YEARS ENDED MARCH 31,          ENDED
                                                          ------------------------      APRIL 30,
                                                            1995          1996           1996
                                                          ---------     ----------     ---------
                        Interest income.............      $ 32,915      $  13,982     $      61
                        Interest expenses on:
                           Bank overdrafts..........       (28,315)       (46,598)       (2,843)
                           Capital leases...........       (13,420)       (20,440)       (1,823)
                        Bank charges................       (46,419)       (76,948)       (8,150)
                                                          ---------     ----------     ---------
                                                          $(55,239)     $(130,004)     $(12,755)
                                                          =========     ==========     =========

5.  OTHER INCOME, NET

             Other income, net consists of:


                                                                                                 ONE MONTH
                                                                     YEARS ENDED MARCH 31,         ENDED
                                                                   -----------------------       APRIL 30,
                                                                      1995         1996            1996
                                                                   ----------   ----------      ----------
                   Foreign exchange gains/(losses), net             $(20,564)   $   3,265       $       51
                   Gains on disposal of fixed assets                  51,809      147,616             --
                   Miscellaneous income                               81,840       27,653           28,461
                                                                   ----------   ----------      ----------
                                                                    $113,085     $178,534          $28,512
                                                                   ==========   ==========      ==========


                         RACING CHAMPIONS LIMITED GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN U.S. DOLLARS UNLESS OTHERWISE INDICATED)

6.  INCOME TAXES

         The companies in the RCL Group operate both in Hong Kong and other jurisdictions. Details of the related provision for income taxes are as follows:


                                                                                                  One Month
                                                                    Years Ended March 31,          Ended
                                                                ----------------------------      April 30,
                                                                     1995            1996           1996
                                                                ------------    ------------    ------------
                   Income before income taxes:
                      Hong Kong..............................   $    322,039    $  1,182,021    $    209,159
                      Other jurisdictions....................      1,802,225       1,591,680         313,161
                                                                ------------    ------------    ------------
                                                                $  2,124,264    $  2,773,701    $    522,320
                                                                ============    ============    ============
                   Income tax provision:
                      Current:
                         Hong Kong...........................   $     75,273    $    226,557    $     39,784
                         Other jurisdictions.................            --              --              --
                                                                ------------    ------------    ------------
                                                                      75,273         226,557          39,784
                                                                ------------    ------------    ------------
                      Deferred, Hong Kong....................        (29,961)        (55,880)         (5,273)
                                                                ------------    ------------    ------------
                                                                $     45,312    $    170,677    $     34,511
                                                                ============    ============    ============


             Income earned by BSI and GSI outside the BVI is not subject to tax.

         Those companies carrying on business in Hong Kong are subject to Hong Kong profits tax on their income arising in or derived from Hong Kong after adjusting for income and expense items which are not assessable or deductible for income tax purposes. As such, current income taxes are calculated at a statutory tax rate of 16.5%.

                         RACING CHAMPIONS LIMITED GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN U.S. DOLLARS UNLESS OTHERWISE INDICATED)

         A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Hong Kong tax rates to the income before income taxes is as follows:


                                                                                                 One Month
                                                                    Years Ended March 31,          Ended
                                                                ----------------------------     April 30,
                                                                    1995            1996           1996
                                                                ------------    ------------    -----------
                   Statutory Hong Kong tax rates:............        16.5%            16.5%           16.5%
                                                                ------------    ------------    -----------
                   Computed expected tax expense.............   $    350,503    $    457,661    $    86,183
                   Lower tax rate of BVI companies...........       (297,367)       (262,627)       (51,672)
                   Non-deductible/(taxable) items:
                      Gains on disposal of fixed assets......         (8,548)        (24,357)            --
                      Expenses...............................            724              --             --
                                                                ------------    ------------    -----------
                                                                $     45,312    $    170,677    $    34,511
                                                                ============    ============    ===========

         Deferred income taxes represent temporary differences on depreciation allowance of fixed assets. No valuation allowance for deferred income tax assets has been recorded.

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of:

                                                                          March 31,
                                                                ----------------------------      April 30,
                                                                    1995           1996             1996
                                                                ------------    ------------    ------------
                   Accounts payable..........................   $    734,443    $    552,361    $    818,856
                   Accrued liabilities.......................         60,155         171,294         173,804
                                                                ------------    ------------    ------------
                                                                $    794,598    $    723,655    $    992,660
                                                                ============    ============    ============

8.  FIXED ASSETS

         Fixed assets consist of:

                                                                          March 31,
                                                                ----------------------------       April 30,
                                                                     1995            1996            1996
                                                                ------------    ------------    -------------
                   Leasehold improvements....................   $    506,553    $    510,285    $     510,285
                   Furniture and fixtures....................        249,495         255,391          255,391
                   Office equipment..........................        258,198         253,319          260,334
                   Motor vehicles............................        487,677         453,239          453,239
                                                                ------------    ------------    -------------
                                                                   1,501,923       1,472,234        1,479,249
                   Less:  Accumulated depreciation...........     (1,027,462)     (1,038,282)      (1,067,550)
                                                                ------------    ------------    -------------
                                                                $    474,461    $    433,952    $     411,699
                                                                ============    ============    =============

                         RACING CHAMPIONS LIMITED GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN U.S. DOLLARS UNLESS OTHERWISE INDICATED)

9.  AMOUNT DUE FROM (TO) AFFILIATES

         Amounts due from (to) affiliates consist of:


                                                                          March 31,
                                                                ----------------------------      April 30,
                                                                     1995            1996           1996
                                                                ------------    ------------    ------------
                   Amounts due from (to) directors...........   $    (96,460)   $    450,385    $     34,605
                   Amounts due from shareholders.............        121,839         117,455         956,112
                   Amounts due from (to) related
                      companies..............................      1,007,375        (786,630)       (878,752)
                                                                ------------    ------------    ------------
                                                                $  1,032,754    $   (218,790)   $    111,965
                                                                ============    ============    ============

         Amounts due to/from directors and shareholders relate to short-term advances. Amounts due to/from related companies pertain to short-term advances to related parties described in Notes 1 and 15.

10.  CONCENTRATION OF RISKS

         Financial instruments which potentially subject the RCL Group to a concentration of credit risk consist of cash deposits and trade receivables.

         (i)  Cash deposits

             The RCL Group places its cash deposits with international banks in Hong Kong.

         (ii)  Trade receivables

         As of April 30, 1996, approximately 28.0% and 48.8% of the total trade receivables balance were due from Racing Champions, Inc. and the two other largest customers, respectively. The RCL Group does not have a policy of requiring collateral for trade receivables.

         Racing Champions, Inc. and the second largest customers account for approximately 46% and 10%; 30% and 23%; 34% and 22% of net sales, respectively, for each of the two years ended March 31, 1995 and 1996 and one month period ended April 30, 1996.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments are set out as follows:

         (i)  Cash deposits

         The cash deposits are stated at cost which approximates market value.

         (ii) Trade receivables and amounts due from related companies

                         RACING CHAMPIONS LIMITED GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN U.S. DOLLARS UNLESS OTHERWISE INDICATED)

         Trade receivables and the amounts due from related companies are stated at their book value less provision for doubtful debts, which approximates the fair market value.

         (iii)  Other asset

             Other asset is stated at purchase cost which approximates its fair value based on current market value.

         (iv)  Other financial instruments

             All other financial instruments are stated at their book value which approximates their fair values.

12.  BANKING FACILITIES

         The RCL Group has banking facilities of $13,628,719 for overdrafts and trade finance. Unused facilities as of April 30, 1996 amounted to $13,628,719.

         The banking facilities of the RCL Group were secured by mortgages over a director's personal leasehold land and buildings and corporate guarantees given by the RCL Group and two directors totaling $8,150,065.

         The bank overdrafts carry interest at 2.5% above the Hong Kong prime lending rate, a weighted average of 11.5% as of April 30, 1996.

13.  CAPITAL LEASES

         The RCL Group leases motor vehicles under capital leases. Leases meeting certain specific criteria are accounted for as the acquisition of an asset. The principal amounts of leases that have been capitalized were as follows:

                                                                          March 31,
                                                                ----------------------------      April 30,
                                                                     1995            1996           1996
                                                                ------------    ------------    ------------
                   Motor vehicles............................   $    487,677    $    453,239    $    453,239
                   Less:  Accumulated amortization...........       (361,278)       (172,414)       (183,745)
                                                                ------------    ------------    ------------
                                                                $    126,399    $    280,825    $    269,494
                                                                ============    ============    ============


         Amortization of the leased assets is included in depreciation expenses.

                         RACING CHAMPIONS LIMITED GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN U.S. DOLLARS UNLESS OTHERWISE INDICATED)

         At April 30, 1996, future minimum payments under capital leases with initial terms of one year or more consisted of the following:


          Year ending April 30:
             1996..........................................................       $   170,026
             1997..........................................................           170,026
             1998..........................................................            16,603
                                                                               --------------
          Total minimum lease payments.....................................           356,655
          Less: Interest elements..........................................           (45,530)
                                                                               --------------
          Present value of net minimum lease payments......................           311,125
          Less: current portion............................................          (147,888)
                                                                               --------------
          Long term portion................................................       $   163,237
                                                                               ==============


14.  SHARE CAPITAL

         Share capital represented an aggregate amount of the nominal value of issued share capital of RCL, HIL, GSI and BSI as follows:


                                            RCL            HIL          BSI           GSI
                                        ----------    -----------    ---------     ---------
     Authorized share capital........   US$129,366    US$1,293.66    US$50,000     US$50,000
     Issued share capital............   US$129,366    US$     .26    US$     2     US$     1
     Stated value per share..........   US$    .13    US$     .13    US$     1     US$     1


15.  RELATED PARTY BALANCES AND TRANSACTIONS

         The RCL Group paid commissions to RCI on all shipments to customers other than RCI. These commissions represented the gross profit earned on these sales. The RCL Group received agency fee income from RCI on all shipments based upon a percentage of the cost of the items sold.

         A significant proportion of RCL Group's products was purchased from vendors who were either directly or indirectly, and partially owned by the RCL Group's shareholders. Also, RCL Group paid rents to affiliated companies of $539,385, $554,274 and $40,065 for the years ended March 31, 1995 and 1996 and the one month ended April 30, 1996, respectively.

16.  CONTINGENCIES AND COMMITMENTS

         The RCL Group had the following capital commitments and contingencies:

             (i) The RCL Group had bills discounted with recourse amounting to $498,327, $63,087 and $256,668 as of March 31, 1995, March 31, 1996 and
    April 30, 1996, respectively.

             (ii) The RCL Group had guarantees of banking facilities granted to a director amounting to $1,936,879, $1,888,191 and $2,018,111 as of March 31, 1995, March 31, 1996 and April 30, 1996, respectively.

                         RACING CHAMPIONS LIMITED GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                  (IN U.S. DOLLARS UNLESS OTHERWISE INDICATED)

             (iii) Operating leases:

             The RCL Group leases land and buildings under non-cancelable operating lease arrangements. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at April 30, 1996.


                   For the year ended April 30,
                   1997......................................   $   59,931
                   1998......................................      186,287
                                                                ----------
                                                                $  246,218
                                                                ==========

             Rental expenses under all operating leases were $539,385 and $554,274 for the years ended March 31, 1995 and 1996, respectively, and $40,065 for the one month ended April 30, 1996.

17.  POST BALANCE SHEET EVENTS

         Subsequent to the balance sheet date, on May 1, 1996, RCL, HIL, GSI (the "Companies") and Racing Champions, Inc. ("RCI") entered into an asset and stock purchase agreement (the "Agreement"). Pursuant to the Agreement, the Companies agreed to sell certain of their assets and liabilities with a net book value of $647,229 at April 30, 1996 to Banerjan Company Limited ("Banerjan"), a wholly-owned subsidiary of RCI for total consideration of $29,213,420. Thereafter, the Companies ceased business and the name of Racing Champions Limited was released to Banerjan Company Limited, which was renamed Racing Champions Limited, a wholly-owned subsidiary of RCI.

                                 EXHIBIT INDEX


  EXHIBIT                                                   SEQUENTIAL PAGE
  NUMBER                DOCUMENT DESCRIPTION                    NUMBER
  -------               --------------------                ---------------

    2.1         Agreement and Plan of Merger, dated as
                of December 4, 1997, among the Company,
                WSG Acquisition, Inc. and Wheels Sports
                Group, Inc.

    2.2         First Amendment to Agreement and Plan
                of Merger, dated as of February 2,
                1998, among the Company, WSG Acquisition,
                Inc. and Wheels Sports Group, Inc.

    2.3         Second Amendment to Agreement and Plan
                of Merger, dated as of February 3,
                1998, among the Company, WSG Acquisition,
                Inc. and Wheels Sports Group, Inc.

    2.4         Stockholder Agreement, dated as of
                December 4, 1997, between the Company and
                Howard L. Correll, Jr.

    3.1         Amended and Restated Certificate of
                Incorporation of the Company (2)

    3.2         Amended and Restated By-Laws of
                the Company (1)

   10.1         Asset and Stock Purchase Agreement,
                dated as of April 30, 1996, among the
                Company, Racing Champions, Inc., Robert
                Dods, Boyd Meyer, Peter Chung, Dods-Meyer,
                Ltd., Racing Champions Limited, Garnett
                Services, Inc., Hosten Investment
                Limited and Banerjan Company Limited (1)

  EXHIBIT                                                   SEQUENTIAL PAGE
  NUMBER                DOCUMENT DESCRIPTION                    NUMBER
  -------               --------------------                ---------------

   10.2         Stockholders Agreement, dated as of
                April 30, 1996, by and among the
                Company, Willis Stein & Partners,
                L.P., Baird Capital Partners II Limited
                Partnership, BCP II Affiliates Fund
                Limited Partnership, Nassau Capital
                Partners L.P., NAS Partners I L.L.C.,
                Robert Dods, Boyd Meyer, Peter Chung,
                Dods-Meyer, Ltd., Racing Champions
                Limited, Garnett Services, Inc.,
                Hosten Investment Limited, Curt
                Stoelting, John Olsen, Peter
                Henseler and Kevin Camp (1)

   10.3         Registration Agreement, dated as
                of April 30, 1996, by and among the
                Company, Willis Stein & Partners,
                L.P., Baird Capital Partners II Limited
                Partnership, BCP II Affiliates Fund
                Limited Partnership, Nassau Capital
                Partners L.P., NAS Partners I L.L.C.,
                Robert Dods, Boyd Meyer, Peter Chung,
                Dods-Meyer, Ltd., Racing Champions
                Limited, Garnett Services, Inc.,
                Hosten Investment Limited, Curt
                Stoelting, John Olsen, Peter Henseler
                and Kevin Camp (1)

   10.4 Executive Securities Agreement, dated as of April 30, 1996, by and among the Company, Curt Stoelting, John Olsen, Peter
                Henseler, Kevin Camp, Willis Stein
                & Partners, L.P., Baird Capital Partners
                II Limited Partnership, BCP II Affiliates
                Fund Limited Partnership, Nassau Capital
                Partners L.P., NAS Partners I L.L.C.,
                Robert Dods, Boyd Meyer and Peter Chung (1)

   10.5         Securities Purchase Agreement, dated as
                of April 30, 1996, by and among the
                Company, Willis Stein & Partners, L.P.,
                Baird Capital Partners II Limited
                Partnership, BCP II Affiliates Fund
                Limited Partnership, Nassau Capital
                Partners L.P., NAS Partners I L.L.C.,
                Curt Stoelting, John Olsen, Peter
                Henseler and Kevin Camp (1)

  EXHIBIT                                                   SEQUENTIAL PAGE
  NUMBER                DOCUMENT DESCRIPTION                    NUMBER
  -------               --------------------                ---------------

   10.6         Amendment No. 1 to Securities Purchase
                Agreement, dated as of April 30, 1996,
                by and among the Company, Willis Stein
                & Partners, L.P. and certain other
                purchasers of the Company's stock (1)

   10.7         Securities Purchase Agreement, dated as
                of April 30, 1996, by and between the
                Company and Dods-Meyer, Ltd. (1)

   10.8         Amended and Restated Credit Agreement,
                dated as of June 17, 1997, by and among
                the Company, Racing Champions, Inc.,
                BankBoston, N.A., as lender and agent,
                and the other lenders party thereto

   10.9         Amended and Restated Guarantee and
                Security Agreement, dated as of June 17,
                1997, by and among the Company, Racing
                Champions, Inc. and BankBoston, N.A.,
                as agent

   10.10        Employment Agreement, dated as of April
                30, 1996, by and between Racing Champions,
                Inc. and Robert Dods (1)

   10.11        Employment Agreement, dated as of April 30,
                1996, by and between Racing Champions, Inc.
                and Boyd Meyer (1)

   10.12        Employment Agreement, dated as of April 30,
                1996, by and between Banerjan Company
                Limited and Peter Chung (1)

   10.13        Employment Agreement, dated as of April 30,
                1996, by and between Racing Champions, Inc.
                and Curt Stoelting (1)

   10.14        Employment Agreement, dated as of April 30,
                1996, by and between Racing Champions, Inc.
                and Peter Henseler (1)

  EXHIBIT                                                   SEQUENTIAL PAGE
  NUMBER                DOCUMENT DESCRIPTION                    NUMBER
  -------               --------------------                ---------------

   10.15        Employment Agreement, dated as of April 30,
                1996, by and between Racing Champions, Inc.
                and John Olsen (1)

   10.16        Employment Agreement, dated as of April 30,
                1996, by and between Racing Champions, Inc.
                and Kevin Camp (1)

   10.17        1996 Key Employees Stock Option Plan (1)

   10.18        1996 Key Employees Performance Compensation
                Plan (1)

   10.19        Amendment No. 1 to 1996 Key Employees
                Performance Compensation Plan (1)

   10.20        Racing Champions Corporation Stock Incentive
                Plan (1)

   10.21        Racing Champions Corporation Employee Stock
                Purchase Plan (1)

   21           Subsidiaries of the Company

   24 Power of Attorney (included as part of the signature page hereof)

   27           Financial Data Schedule

-------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-22493) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-22635) and incorporated herein by reference.