Form 10-Q
period 1998-03-31
RACING CHAMPIONS CORP
filed 1998-05-13
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)
      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1998
                                             OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from         to
                                           -------    ---------

                     Commission file number:        0-22635
                                                    -------
                          Racing Champions Corporation
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                        36-4088307
-------------------------------------      -------------------------------------
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

On March 31, 1998, there were outstanding 13,242,382 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                   FORM 10-Q

                                 MARCH 31, 1998

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.  Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997............................................       3

         Consolidated Statements of Income for the Quarters
         Ended March 31, 1998 and 1997................................       4

         Consolidated Statements of Cash Flows for the Quarters
         Ended March 31, 1998 and 1997................................       5

         Notes to Unaudited Consolidated Financial Statements.........       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................       9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...       11



                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings............................................       12

Item 2.  Changes in Securities and Use of Proceeds....................       12

Item 3.  Defaults Upon Senior Securities..............................       12

Item 4.  Submission of Matters to a Vote of Security Holders..........       12

Item 5.  Other Information............................................       13

Item 6.  Exhibits and Reports on Form 8-K.............................       13

         Signatures...................................................       14

                       PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)



                                                        MARCH 31, 1998    DECEMBER 31, 1997
                                                        --------------    -----------------
                                                         (UNAUDITED)         (UNAUDITED)
ASSETS
Cash and cash equivalents                                  $  2,078           $  6,463
Accounts receivable, net                                     11,038             11,227
Inventory                                                     4,110              1,701
Other current assets                                          1,871              1,304
Property and equipment, net                                   9,639              9,011
Excess purchase price over net assets acquired, net          84,941             84,946
Other non-current assets                                        444                125
                                                        -----------------------------------
 Total assets                                              $114,121           $114,777
                                                        ===================================
LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued expenses                      $ 12,604           $ 12,020
Bank term loans                                              14,650             15,600
Line of credit                                                2,500              5,000
Deferred income taxes                                         3,420              3,065
                                                        -----------------------------------
 Total liabilities                                           33,174             35,685
Stockholders' equity                                         80,947             79,092
                                                        -----------------------------------
 Total liabilities and stockholders' equity                $114,121           $114,777
                                                        ===================================

          See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              FOR THE QUARTER ENDED MARCH 31,
                                           -------------------------------------
                                                  1998                1997
                                           -------------------------------------
                                               (UNAUDITED)        (UNAUDITED)
Net sales                                         $19,452           $15,187
Cost of sales                                       8,274             6,493
                                           -------------------------------------
Gross profit                                       11,178             8,694
Selling, general and administrative
  expenses                                          7,158             5,171
Amortization of intangible assets                     556               554
                                           -------------------------------------
Operating income                                    3,464             2,969
Interest expense                                      316             2,380
Other expense                                          57                43
                                           -------------------------------------
Income before income taxes                          3,091               546
Income tax expense                                  1,236               218
                                           -------------------------------------
Net income                                        $ 1,855           $   328
                                           =====================================
Net income available to common
  stockholders                                    $ 1,855           $    73
                                           =====================================
Net income per common share:
  Basic                                           $  0.14           $  0.01
                                           =====================================
  Diluted                                         $  0.14           $  0.01
                                           =====================================
Weighted average shares outstanding:
  Basic                                            13,242             7,885
  Diluted                                          13,570             8,214

          See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)



                                                FOR THE QUARTER ENDED MARCH 31,
                                               ---------------------------------
                                                     1998              1997
                                               ---------------------------------
                                                 (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $ 1,855           $   328
 Depreciation and amortization                       1,274             1,361
 Deferred taxes and interest                           355               738
 Changes in operating assets and liabilities        (2,203)              (29)
                                               ---------------------------------
  Net cash provided by operating activities          1,281             2,398

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                 (1,347)             (562)
 Purchase price in excess of net assets
  acquired                                            (554)                -
 Increase in other non-current assets                 (315)                -
                                               ---------------------------------
  Net cash used by investing activities             (2,216)             (562)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from bank, net                           (3,450)            2,017
 Decrease in note receivable from officer                -                22
 Payments on shareholder debt                            -            (8,942)
                                               ---------------------------------
  Net cash used by financing activities             (3,450)           (6,903)
                                               ---------------------------------
  Net decrease in cash and cash
  equivalents                                       (4,385)           (5,067)
Cash and cash equivalents, beginning of
 period                                              6,463             5,898
                                               ---------------------------------
Cash and cash equivalents, end of period           $ 2,078           $   831
                                               =================================
Supplemental information:
Cash paid during the period for:
 Interest                                          $   320           $ 1,649
 Taxes                                             $   559           $    31

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

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and the cash flows of the Company for the three month period then ended.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - COMMON STOCK OFFERING

On June 17, 1997 the Company sold 5,357,142 shares of its common stock in an underwritten public offering (the "Offering"). The Offering price was $14 per common share. The net proceeds to the Company from the sale of the stock were approximately $69 million, after deduction of commissions and offering expenses. Approximately $9 million of the net proceeds was used to redeem preferred stock issued in the Recapitalization; $43 million was used to repay shareholder notes issued in the Recapitalization; and $17 million was used to repay bank borrowings incurred in connection with the Recapitalization.

NOTE 4 - COMMON AND PREFERRED STOCK

Authorized and issued shares and the par value of the Company's voting common stock are as follows:


                                                       SHARES           SHARES
                                                   OUTSTANDING AT   OUTSTANDING AT
                     AUTHORIZED SHARES  PAR VALUE  MARCH 31, 1998  DECEMBER 31, 1997
                     -----------------  ---------  --------------  -----------------
Voting Common Stock         20,000,000       $.01      13,242,382         13,242,382

On June 17, 1997, the Company filed its Amended and Restated Certificate of Incorporation to eliminate its Series A preferred stock, Series B preferred stock and nonvoting common stock.

NOTE 5 - DEBT

In conjunction with the Offering, the Company revised and amended its bank agreement on June 17, 1997. The amended credit agreement provides for a revolving loan and a five-year term loan. The revolving loan allows the Company to borrow up to $5 million at any time prior to June 28, 2002, based upon levels of the Company's accounts receivable, inventory and cash flows. At March 31, 1998, there was $2,500,000 outstanding on the revolving loan. The term loan is in the principal amount of $22 million, with final maturity at June 28, 2002. The outstanding balance on the term loan at March 31, 1998 was $14,650,000, of which $4,000,000 was current.

Borrowings under the credit agreement bear interest, at the Company's option, at the bank's base rate plus a margin that varies between 0.00% and 0.75% or at a reserve adjusted Eurodollar rate plus a margin that varies between 1.50% and 2.25%. All amounts outstanding under the credit agreement are secured by substantially all of the assets of the Company.

NOTE 6 - NET INCOME PER SHARE

In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Furthermore, the consolidated financial statements have been retroactively adjusted to reflect a 7.885261-for-one stock split issued on April 9, 1997.

NOTE 7 - PENDING ACQUISITION OF WHEELS SPORTS GROUP, INC.

On December 5, 1997, the Company announced the execution of a definitive agreement, which provides that Wheels Sports Group, Inc. ("Wheels"), a recently consolidated group of marketers and distributors of officially licensed NASCAR-related merchandise, will be acquired by the Company. The acquisition, which is subject to due diligence, approval by the stockholders of the Company and Wheels, the filing and effectiveness of a registration statement on Form S-4 with the Securities and Exchange Commission which will include the joint proxy statement/prospectus that will be used to solicit proxies from the stockholders of the Company and Wheels, and other customary closing conditions, is expected to close in the first half of 1998. The transaction is planned as a stock-for-stock exchange and will be accounted for as a pooling of interests. Under the terms of the agreement, each of Wheels' outstanding shares of common stock (approximately 5.3 million shares outstanding at December 31, 1997), will be exchanged for 0.51 shares of the Company's common stock. The 0.51 exchange ratio is subject to adjustment if the average closing price of the Company's common stock for the 10 trading days prior to the consummation of the acquisition is less than $7.50 per share or greater than $14.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the Company's financial condition, results of operations, and liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere herein.

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net sales. Net sales increased $4.2 million or 27.6%, to $19.4 million for the three months ended March 31, 1998 from $15.2 million for the three months ended March 31, 1997. The increase in sales was primarily attributable to 30% growth in sales of NASCAR racing replicas. Sales in the custom and classic vehicle category also increased by more than two times in the first quarter of 1998 as compared to the first quarter of 1997.

     Gross profit. Gross profit increased $2.5 million, or 28.7%, to $11.2 million for the three months ended March 31, 1998 from $8.7 million for the three months ended March 31, 1997. The gross profit margin (as a percentage of net sales) increased slightly to 57.7% in 1998 compared to 57.2% in 1997.
There were no major changes in the components of cost of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.0 million, or 38.5%, to $7.2 million for the three months ended March 31, 1998 from $5.2 million for the three months ended March 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 37.1% for the three months ended March 31, 1998 from 34.2% for the three months ended March 31, 1997. The increase in selling, general and administrative expenses as a percentage of nets sales is primarily due to the increased advertising in the form of television and print media, which totaled approximately $0.8 million or 4.4% of net sales. These same expenses were not incurred in the first quarter of 1997.

     Operating income. Operating income increased $0.5 million, or 16.7%, to $3.5 million for the three months ended March 31, 1998 from $3.0 million for the three months ended March 31, 1997. As a percentage of net sales, operating income decreased to 18.0% for the three months ended March 31, 1998 from 19.7% for the three months ended March 31, 1997.

     Interest expense. Interest expense of $0.3 million for the three months ended March 31, 1998 related primarily to bank term loans and $2.4 million for the three months ended March 31, 1997 related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

     Income tax. Income tax expense for the three months ended March 31, 1998, and March 31, 1997 include provisions for Federal, state and Hong Kong income taxes at an effective rate of 40.0%.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of $1.3 million during the three months ended March 31, 1998. This was primarily due to earnings from operations. Capital expenditures for the three months ended March 31, 1998 were approximately $1.3 million, of which approximately $1.0 million was for molds and tooling.

On June 17, 1997, the Company revised and amended its credit agreement with BankBoston, N.A. and certain other lenders. The revised and amended credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $5.0 million at any time prior to June 28, 2002, based upon levels of the Company's accounts receivable, inventory and cash flows and the amount of letter of credit exposure. The Company had $2.5 million outstanding under the revolving loan at March 31, 1998. The term loan in the principal amount of $22.0 million is due in scheduled quarterly payments with final maturity on June 28, 2002. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

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

BankBoston's Hong Kong branch has made available to the Company's Hong Kong subsidiary a line of credit of up to $5.0 million. Amounts borrowed under this line of credit bearing interest at the bank's cost of funds plus 2% and are cross-guaranteed by Racing Champions, Inc. and the Hong Kong subsidiary. At March 31, 1998 the Hong Kong subsidiary had no outstanding borrowing under this line of credit.

The Company's anticipated debt service obligations under the existing credit facilities for the remainder of 1998 for scheduled interest and principal payments and repayment of the outstanding line of credit borrowings are approximately $6.5 million. Average annual debt service obligations under these same facilities through September, 2001 are approximately $4.8 million. In connection with the proposed acquisition of Wheels, the Company anticipates replacing Wheels' current credit facilities with borrowings from the Company's bank group. The Wheels credit facility consists of a term loan in the amount of $7.7 million and a revolving loan of up to $10.0 million. Estimated annual debt service obligations of the Company including the Wheels credit facilities would be approximately $5.3 million through September, 2003.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the timing of the racing season. The Company estimates that capital expenditures during fiscal 1998, principally for molds and tooling, will be approximately $4.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.

                           FORWARD-LOOKING STATEMENTS

A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future products; (2) competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with race team owners, drivers, sponsors, agents, vehicle manufacturers, major race sanctioning bodies and other licensers; (4) there are significant conditions remaining to be satisfied with respect to the Company's pending acquisition of Wheels and no assurance can be given that such acquisition will be consummated or, if consummated, that the terms of the acquisition will be as presently contemplated; (5) the Company relies upon six independently owned factories located in China to manufacture its racing replicas and certain other products; (6) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and (7) the Company may be adversely affected by general economic conditions in its markets. Further information on other factors which could affect the financial condition, results of operations or business of the Company are described in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not hold any market sensitive instruments during the period covered by this report.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 5, 1997, Petty Enterprises, Inc. filed a civil action in North Carolina state court naming Racing Champions, Inc., a wholly-owned subsidiary of the Company, as a defendant. The complaint relates to the Company's production and sale of racing replicas bearing trademarks or trade names owned by the plaintiff under a license agreement and makes a number of allegations regarding unauthorized production, advertisement, use and sale by the Company of such trademarks and trade names. The plaintiff seeks an unspecified amount of compensatory and punitive damages and also seeks a court order that the Company cease production, sale or promotion of products bearing the plaintiff's trademarks or trade names and deliver all such products to the plaintiff for destruction. The Company filed an answer on June 30, 1997, denying all claims and asserting a counterclaim with respect to approximately $80,000 of unpaid receivables. On July 12, 1997, the plaintiff filed a reply denying the Company's counterclaim. The Company subsequently removed the case to the U.S. District Court for the Middle District of North Carolina. Discovery is proceeding in the case, and trial is currently scheduled for January 11, 1999. The Company intends to vigorously defend the claims, although no assurances can be given as to the outcome of this matter.

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

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the first quarter of 1998.

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

             27   Financial Data Schedule

     (b)     Reports on Form 8-K:  None in the first quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 13th day of May, 1998.

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