Form 10-Q
period 1998-06-30
RACING CHAMPIONS CORP
filed 1998-08-14
CIK 1034239

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

(Mark One)
  [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1998

                            OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    ---------

                      Commission file number:  0-22635
                                             -----------

                        Racing Champions Corporation
          ---------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                 36-4088307
---------------------------------------  --------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)


       800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, IL 60137
       ---------------------------------------------------------------
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
                          Yes        X              No
                                  -------                -------

On June 30, 1998, there were outstanding 15,960,794 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1998

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1.     Consolidated Balance Sheets as of June 30, 1998 and
             December 31, 1997  . . . . . . . . . . . . . . . . . . . . . .  3
            Consolidated Statements of Income for the Three Months Ended
             June 30, 1998 and 1997 and for the Six Months Ended
             June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .  4
            Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . .  5
            Notes to Unaudited Consolidated Financial Statements  . . . . .  6
Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . 10
Item 3.     Quantitative and Qualitative Disclosures about Market Risk  . . 13

                     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 13
Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . . 13
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 13
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . 13
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . 14
Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 15
            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . 17


                          PART I.FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                          June 30, 1998             December 31, 1997
                                                                          -------------             -----------------
                                                                           (Unaudited)                  (Unaudited)
           ASSETS
           Cash and cash equivalents . . . . . . . . . . . . . . .        $     5,279                  $      6,903
           Restricted cash . . . . . . . . . . . . . . . . . . . .                  -                         3,300
           Accounts receivable, net  . . . . . . . . . . . . . . .             20,468                        12,180
           Inventory . . . . . . . . . . . . . . . . . . . . . . .             10,439                         4,412
           Other current assets  . . . . . . . . . . . . . . . . .              2,993                         2,445
           Property and equipment, net . . . . . . . . . . . . . .             11,679                        10,524
           Excess purchase price over net assets acquired, net . .            100,797                       101,569
           Other non-current assets  . . . . . . . . . . . . . . .                415                         1,934
                                                                          -----------                  ------------
             Total assets  . . . . . . . . . . . . . . . . . . . .        $   152,070                  $    143,267
                                                                          ===========                  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           Accounts payable and accrued expenses . . . . . . . . .        $    24,372                  $     15,976
           Acquisition notes payable . . . . . . . . . . . . . . .              2,000                         5,250
           Bank term loans . . . . . . . . . . . . . . . . . . . .             24,177                        21,946
           Line of credit  . . . . . . . . . . . . . . . . . . . .              7,631                         7,230
           Other liabilities . . . . . . . . . . . . . . . . . . .                111                         1,262
                                                                          -----------                  ------------
             Total liabilities   . . . . . . . . . . . . . . . . .             58,291                        51,664
           Stockholders' equity  . . . . . . . . . . . . . . . . .             93,779                        91,603
                                                                          -----------                  ------------
             Total liabilities and stockholders' equity  . . . . .        $   152,070                  $    143,267
                                                                          ===========                  ============





          See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   For the three months ended June 30,      For the six months ended June 30,
                                                   -----------------------------------      ---------------------------------
                                                       1998                1997                 1998                1997
                                                   ------------        ------------         ------------        ------------
                                                   (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)
Net sales.......................................   $    42,693         $    24,950          $    71,332         $     42,145
Cost of sales...................................        19,168              10,628               31,378               18,896
                                                   -----------         -----------          -----------         ------------
Gross profit....................................        23,525              14,322               39,954               23,249
Selling, general and administrative expenses....        13,226               7,274               24,863               12,991
Amortization of intangible assets...............           669                 554                1,333                1,112
Merger related costs............................         5,525                   -                5,525                    -
                                                   -----------         -----------          -----------         ------------
Operating income................................         4,105               6,494                8,233                9,146
Interest expense................................           743               2,142                1,535                4,551
Other expense...................................            39                  42                  156                   85
                                                   -----------         -----------          -----------         ------------
Income before income taxes......................         3,323               4,310                6,542                4,510
Income tax expense..............................         1,372               1,888                2,703                2,073
                                                   -----------         -----------          -----------         ------------
Net income before discontinued operations and
extraordinary item..............................         1,951               2,422                3,839                2,437
Discontinued operations, net of tax benefit of
$266 and $428...................................             -               1,032                    -                1,032
Extraordinary charge for early extinguishment of
debt, net of tax benefit of $1,188..............         1,782                   -                1,782                    -
                                                   -----------         -----------          -----------         ------------
Net income......................................   $       169         $     1,390          $     2,057         $      1,405
                                                   ===========         ============         ===========         ============
Net income available to common stockholders.....   $       169         $     1,166          $     2,057         $        927
                                                   ===========         ============         ===========         ============
Net income per share from continuing operations:
  Basic.........................................   $      0.12         $      0.22          $      0.24         $       0.24
                                                   ===========         ===========          ===========         ============
  Diluted.......................................   $      0.12         $      0.21          $      0.24         $       0.23
                                                   ===========         ===========          ===========         ============
Net income per common share:
  Basic.........................................   $      0.01         $      0.11          $      0.13         $       0.09
                                                   ===========         ===========          ===========         ============
  Diluted.......................................   $      0.01         $      0.10          $      0.13         $       0.09
                                                   ===========         ===========          ===========         ============
Weighted average shares outstanding:
  Basic.........................................        15,961              11,030               15,961               10,233
  Diluted.......................................        16,292              11,394               16,289               10,577





         See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)



                                                                        For the six months ended June 30,
                                                                        ---------------------------------
                                                                        1998                          1997
                                                                     ----------                   -----------
                                                                     (Unaudited)                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $     2,057                  $      1,405
  Depreciation and amortization   . . . . . . . . . . . . . .             2,928                         2,177
  Deferred taxes and interest   . . . . . . . . . . . . . . .             1,531                         1,354
  Provision for losses related to discontinued operations   .                 -                           348
  Provision for allowances for doubtful accounts  . . . . . .                 -                           375
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                            17
  Changes in operating assets and liabilities   . . . . . . .            (7,089)                           57
                                                                    -----------                  ------------
    Net cash (used) provided by operating activities  . . . .              (573)                        5,733

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment  . . . . . . . . . . . .            (2,984)                       (1,649)
  Purchase price in excess of net assets acquired   . . . . .              (554)                          657
  Increase in other non-current assets  . . . . . . . . . . .              (195)                            -
                                                                    -----------                  ------------
    Net cash used by investing activities   . . . . . . . . .            (3,733)                         (992)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing from bank, net  . . . . . . . . . . . . . . . . .             2,632                       (15,877)
  Issuance of common stock  . . . . . . . . . . . . . . . . .                 -                        74,723
  Redemption of preferred stock   . . . . . . . . . . . . . .                 -                        (7,862)
  Distributions to stockholders   . . . . . . . . . . . . . .                 -                        (1,570)
  Payments on acquisition loans   . . . . . . . . . . . . . .            (3,250)                            -
  Payments on stockholder debt  . . . . . . . . . . . . . . .                 -                       (51,847)
                                                                    -----------                  ------------
    Net cash used by financing activities   . . . . . . . . .              (618)                       (2,433)
                                                                    -----------                  ------------
    Net increase (decrease) in cash and cash equivalents  . .            (4,924)                        2,308
Cash and cash equivalents, beginning of period  . . . . . . .            10,203                         6,216
                                                                    -----------                  ------------
Cash and cash equivalents, end of period  . . . . . . . . . .       $     5,279                  $      8,524
                                                                    ===========                  ============
Supplemental information:
Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .       $       960                  $      6,372
  Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .       $     1,450                  $         35





         See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Racing Champions Corporation ("the Company") and its wholly-owned subsidiaries, Racing Champions, Inc., Racing Champions Limited, and Racing Champions South, Inc. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations for the three months and six months ended June 30, 1998 and the cash flows of the Company for the six month period then ended.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2 - BUSINESS COMBINATION

On June 12, 1998, a subsidiary of the Company merged with Wheels Sports Group, Inc. ("Wheels"), subsequently renamed Racing Champions South, Inc. The merger was effected by exchanging 2.7 million shares of the Company's common stock for all of the common stock of Wheels. Each share of Wheels was exchanged for 0.51 shares of the Company's common stock. In addition, outstanding Wheels' warrants and stock options were converted at the same exchange ratio into warrants and options to purchase the Company's common stock.

The merger has been accounted for as a pooling-of-interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the results of operations, financial position and cash flows of Wheels as though it had always been a part of the Company. Certain reclassifications were made to the Wheels financial statements to conform to the Company's presentations.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                          Six months ended               Six months ended
                                          June 30, 1998                  June 30, 1997
                                          ----------------               ----------------
Net sales:
       Racing Champions                    $ 48,855                       $ 38,132
       Wheels                                23,856                          4,024
       Intercompany sales                    (1,379)                           (11)
                                           --------                       --------
       Combined                            $ 71,332                       $ 42,145
                                           ========                       ========

Net income:
       Racing Champions                    $  4,212                       $  2,915
       Wheels                                (2,074)                        (1,510)
       Intercompany eliminations                (81)                            --
                                           --------                       --------
       Combined                            $  2,057                       $  1,405
                                           ========                       ========

In connection with the merger, the Company recorded a second quarter charge to operating expenses of $5.5 million ($3.3 million after taxes, or $0.20 per diluted common share) for direct and other merger related costs pertaining to the merger and certain restructuring.

Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs included severance for terminated employees and exit and agreement extension costs.

Details of merger related costs follow.

Merger transaction costs         $2.1
Restructuring costs               3.4
                                 ----
Total costs                      $5.5
                                 ====

NOTE 3 - COMMON STOCK OFFERINGS

On June 17, 1997 the Company sold 5,357,142 shares of its common stock in an underwritten public offering. The offering price was $14 per common share.
The net proceeds to the Company from the sale of the stock were approximately $69 million, after deduction of commissions and offering expenses. Approximately $9 million of the net proceeds was used to redeem preferred stock issued in the Recapitalization; $43 million was used to repay shareholder notes issued in the Recapitalization; and $17 million was used to repay bank borrowings incurred in connection with the Recapitalization.

In April 1997, Wheels completed an initial public offering of 1,035,000 shares of its common stock at a price of $6.00 per share, resulting in net proceeds of $4.7 million. Included as part of this offering were warrants for the purchase of an additional 517,500 shares of Wheels' common stock at an exercise price of $7.08 per share. The warrants, which were immediately exercisable, expire in April 2002 and have been converted at an exchange ratio of 0.51 into warrants to purchase shares of the Company's common stock. The warrants may be redeemed by the Company beginning in April 1998 at a price of $0.05 per warrant if the closing bid price of the Company's common stock equals or exceeds $17.35 for 20 consecutive trading days and certain other terms and conditions are met. Holders of outstanding warrants have no voting or other rights as a stockholder of the Company.

NOTE 4 - RECAPITALIZATION

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

NOTE 5 - COMMON AND PREFERRED STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:


                                                      SHARES OUTSTANDING  SHARES OUTSTANDING
                        AUTHORIZED SHARES  PAR VALUE  AT JUNE 30, 1998    AT DECEMBER 31, 1997
                        -----------------  ---------  ----------------    --------------------
Voting Common Stock        28,000,000         $.01       15,960,794         15,960,794

On June 17, 1997, the Company filed its Restated Certificate of Incorporation to eliminate the Series A preferred stock, Series B preferred stock and nonvoting common stock.

In connection with the acquisition of Wheels in June, 1998, the Company increased its authorized shares from 20,000,000 to 28,000,000.

NOTE 6 - DEBT

In conjunction with the merger, the Company amended its bank agreement on June 11, 1998. The amended credit agreement provides for a revolving loan and a five-year term loan. The revolving loan allows the Company to borrow up to $12 million at any time prior to June 30, 2003, based upon levels of the Company's accounts receivable, inventory and cash flows. At June 30, 1998, there was $7,600,000 outstanding on the revolving loan. The term loan is in the principal amount of $25 million, with final maturity at June 30, 2003. The outstanding balance on the term loan at June 30, 1998 was $24,000,000, of which $4,125,000 was current.

Borrowings under the credit agreement bear interest, at the Company's option, at the bank's base rate plus a margin that varies between 0.00% and 0.75% or at a reserve adjusted Eurodollar rate plus a margin that varies between 1.50% and 2.25%. All amounts outstanding under the credit agreement are secured by substantially all of the assets of the Company.

NOTE 7 - PER SHARE INFORMATION

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

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    Net sales. Net sales increased $17.8 million, or 71.5%, to $42.7 million for the three months ended June 30, 1998 from $24.9 million for the three months ended June 30, 1997. The increase in sales was primarily attributable to 52% growth in sales of NASCAR racing replicas. Sales in the custom and classic vehicle category also increased by more than 100% in the second quarter of 1998 as compared to the second quarter of 1997. Furthermore, sales of other NASCAR merchandise contributed over $14 million in sales to the second quarter 1998 as compared with $2 million for the second quarter 1997.

  Gross profit. Gross profit increased $9.2 million, or 64.3 %, to $23.5 million for the three months ended June 30, 1998 from $14.3 million for the three months ended June 30, 1997. The gross profit margin (as a percentage of net sales) decreased to 55.0% in 1998 compared to 57.4% in 1997 due to changes in product mix. There were no major changes in the components of cost of sales.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.9 million, or 80.8%, to $13.2 million for the three months ended June 30, 1998 from $7.3 million for the three months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 30.9% for the three months ended June 30, 1998 from 29.3% for the three months ended June 30, 1997. The increase in the selling, general and administrative expenses is primarily due to the increased advertising in the form of television and print media, which totaled approximately $1.2 million or 2.8% of net sales. Advertising expense for the second quarter of 1997 for print media was approximately $0.2 million or 0.8% of net sales.

    Operating income. Operating income decreased $2.4 million, or 36.9%, to $4.1 million for the three months ended June 30, 1998 from $6.5 million for the three months ended June 30, 1997. The decrease in operating income is a result of the merger-related costs of approximately $5.5 million incurred in conjunction with the Wheels acquisition, as well as the increase in selling and administrative expenses noted above. As a percentage of net sales, operating income excluding merger-related costs decreased to 22.6% for the three months ended June 30, 1998 from 26.1% for the three months ended June 30, 1997 due to lower operating margins related to the $14 million in sales in other NASCAR merchandise.

    Interest expense. Interest expense of $0.7 million for the three months ended June 30, 1998 related primarily to bank term loans and $2.1 million for the three months ended June 30, 1997 related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

    Income tax. Income tax expense for the three months ended June 30, 1998, and June 30, 1997 include provisions for federal, state and Hong Kong income taxes at an effective rate of 41.3% and 43.8%.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    Net sales. Net sales increased $29.2 million, or 69.4%, to $71.3 million for the six months ended June 30, 1998 from $42.1 million for the six months ended June 30, 1997. The increase in sales was primarily attributable to 44% growth in sales of NASCAR racing replicas. Sales in the custom and classic vehicle category also increased by more than 150% in the first six months of 1998 as compared to the first six months of 1997. Furthermore, sales of other NASCAR merchandise contributed over $23 million in sales year to date in 1998 as compared to $4 million in sales year to date in 1997.

  Gross profit. Gross profit increased $16.8 million, or 72.4 %, to $40.0 million for the six months ended June 30, 1998 from $23.2 million for the six months ended June 30, 1997. The gross profit margin (as a percentage of net sales) increased slightly to 56.1% in 1998 compared to 55.1% in 1997. There were no major changes in the components of cost of sales.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $11.9 million, or 91.5%, to $24.9 million for the six months ended June 30, 1998 from $13.0 million for the six months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 34.9% for the six months ended June 30, 1998 from 30.9% for six months ended June 30, 1997. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to the increased advertising in the form of television and print media, which totaled approximately $2.2 million or 3.1% of net sales. Advertising expense for the six months ended June 30, 1997 for print media was $0.4 million or 0.9% of net sales.

    Operating income. Operating income decreased $0.9 million, or 9.9%, to $8.2 million for the six months ended June 30, 1998 from $9.1 million for the six months ended June 30, 1997. The decrease in operating income is a result of the merger-related costs of $5.5 million incurred in conjunction with the Wheels acquisition, as well as the increase in selling, general and administrative expenses noted above. As a percentage of net sales, operating income excluding merger-related costs decreased to 19.7% for the six months ended June 30, 1998 from 21.6% for the six months ended June 30, 1997 due to lower operating margins related to the $23 million of sales in other NASCAR merchandise.

    Interest expense. Interest expense of $1.5 million for the six months ended June 30, 1998 related primarily to bank term loans and $4.6 million for the six months ended June 30, 1997 related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

    Income tax. Income tax expense for the six months ended June 30, 1998, and June 30, 1997 include provisions for federal, state and Hong Kong income taxes at an effective rate of 41.3% and 46.0%, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used net cash of $0.6 million during the six months ended June 30, 1998. This was primarily due to an increase in inventories. Capital expenditures for the six months ended June 30, 1998 were approximately $3.0 million, of which approximately $1.8 million was for molds and tooling.

On June 11, 1998, the Company amended its credit agreement with BankBoston, N.A. and certain other lenders. The amended credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $12.0 million at any time prior to June 30, 2003, based upon levels of the Company's accounts receivable, inventory and cash flows and the amount of letter of credit exposure. The Company had $7.6 million outstanding under the revolving loan at June 30, 1998. The term loan in the principal amount of $25.0 million is due in scheduled quarterly payments with final maturity on June 30, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

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

BankBoston's Hong Kong branch has made available to the Company's Hong Kong subsidiary a line of credit of up to $5.0 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 2% and are cross-guaranteed by Racing Champions Inc. and the Hong Kong subsidiary. At June 30, 1998 the Hong Kong subsidiary had no outstanding borrowings under this line of credit.

The Company's anticipated debt service obligations under the existing credit facilities for 1998 for scheduled interest and principal payments and repayment of the outstanding line of credit borrowings are approximately $10.7 million. Average annual debt service obligations under these same facilities through June, 2003 are approximately $5.8 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the timing of the racing season. Due to seasonal increases in demand for the Company's racing replicas, working capital financing requirements are usually highest during the third quarter and fourth quarters. The Company expects that capital expenditures during 1998, principally for molds and tooling, will be approximately $5.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.

                             YEAR 2000 COMPLIANCE

The Company is reviewing its current computer applications with respect to the year 2000 issue. The Company does not believe that the costs to modify its internal computer applications with respect to year 2000 compliance will have a material effect on the Company's financial condition or results of operations. Although the Company has recently commenced communications with certain of its significant customers regarding the year 2000 compliance of these customers, the Company is unable to determine the effect on the Company of year 2000 compliance by its customers.


                          FORWARD-LOOKING STATEMENTS

A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future products; (2) competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with race team owners, drivers, sponsors, agents, vehicle manufacturers, major race sanctioning bodies and other licensors; (4) the Company relies upon six independently owned factories located in China to manufacture its racing replicas and certain other products; (5) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (6) the Company's ability to integrate and assimilate the business of Wheels; and (7) the Company may be adversely affected by general economic conditions in its markets. Further information on other factors which could affect the financial condition, results of operations or business of the Company are described in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


                           PART II.OTHER INFORMATION

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

         On May 4, 1997, a proposed class action lawsuit was filed in U.S. District Court in Georgia against several trackside vendors, including Green's Racing Souvenirs, Inc. ("GRS"), an indirect wholly-owned subsidiary of the Company. The complaint alleges that the defendants have engaged in price fixing activities at certain NASCAR events in violation of federal anti-trust laws. Plaintiffs seek an unspecified amount of compensatory and punitive damages and also an order enjoining the alleged price fixing practices. GRS has entered into a joint defense agreement with certain co-defendants pursuant to which defense costs are being reimbursed by defendant Americrown Service Corporation. The existing joint defense agreement is to remain in effect through class certification proceedings, which are expected to be completed during late 1998. The Company expects that the action will be dismissed if class certification is not obtained. In the event class certification is obtained, the Company expects that GRS would vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       (a)     Not applicable.

       (b)     Not applicable.

       (c)     Not applicable.

       (d)     Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES.

       Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

       The annual meeting of stockholders of the Company was held on June 11, 1998.

         The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1: Approval of Amended and Restated Merger Agreement, dated as of December 31, 1997, among the Company, WSG Acquisition, Inc. and Wheels Sports Group, Inc. and the issuance of shares of Common Stock pursuant thereto

               For        Against          Abstain           Broker Non-Votes
               ---        -------          -------           ----------------
         10,490,851       12,410           8,010                 2,536,094

Proposal 2: Amendment of Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 20,000,000 to 28,000,000

               For        Against          Abstain          Broker Non-Votes
               ---        -------          -------          ----------------
         10,465,336       31,895           14,040              2,536,094

Proposal 3: Election of directors

                                     For            Withheld
                                     ---            --------
    (a) John S. Bakalar           13,025,945          21,420
    (b) Randy C. Baker            13,021,645          25,720
    (c) Peter K.K. Chung          13,026,295          21,070
    (d) Robert E. Dods            13,026,295          21,070
    (e) Randy E. Duncan           13,026,145          21,220
    (f) Daniel M. Gill            13,026,095          21,270
    (g) Samuel B. Guren           13,026,095          21,270
    (h) Boyd L. Meyer             13,026,295          21,070
    (i) Victor H. Shaffer         13,026,145          21,220
    (j) Avy H. Stein              13,026,095          21,270
      (k) John J. Vosicky         13,026,295          21,070

Proposal 4:  Ratification of appointment of Arthur Andersen LLP as auditors of the Company

            For             Against         Abstain          Broker Non-Votes
            ---             -------         -------          ----------------
         12,999,870         8,915           38,580              0

Proposal 5: Approval of amendment to the Company's Stock Incentive Plan

            For             Against         Abstain          Broker Non-Votes
            ---             -------         -------          ----------------
         12,399,039         497,639         150,687               0

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:
                 2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 4, 1997, among the Company, WSG
                          Acquisition, Inc. and Wheels Sports Group, Inc.
                          (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4
                          (Registration No. 333-50865) filed by the Company with the Securities and Exchange Commission on April 23,
                          1998).

                 3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-22635) filed by the Company with the Securities and Exchange
                          Commission on August 14, 1997).

                 3.2      First Amendment to Amended and Restated Certificate of
                          Incorporation of the Company (incorporated by reference to Exhibit 99.2 of the Company's Current
                          Report on Form 8-K dated June 12, 1998 (File No.
                          0-22635) filed by the Company with the Securities and Exchange Commission on June 29, 1998).

                 3.3      Amended and Restated By-Laws of the Company.

                 10.1     Amendment No. 3 to Amended and Restated Credit
                          Agreement, dated as of June 11, 1998, by and among the Company, Racing Champions, Inc., BankBoston, N.A., as lender and agent, and the other lenders party thereto
                          (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 12,
                          1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on June 29, 1998).

                 10.2 Warrant Agreement, dated as of August 5, 1998, between the Company and BankBoston, N.A., as warrant agent.

                 10.3 Warrant dated December 31, 1997, as amended, issued by Wheels Sports Group, Inc. to Indosuez CM II, Inc.

                 10.4     Registration Rights Agreement, dated as of December
                          31, 1997, between Wheels Sports Group, Inc. and
                          Indosuez CM II, Inc.

                 10.5     Warrant dated April 27, 1997 issued by Wheels Sports
                          Group, Inc. to Schneider Securities, Inc.

                 10.6     Wheels Sports Group, Inc. 1996 Omnibus Stock Plan.

                 10.7 Employment Agreement, dated as of April 30, 1998, between Racing Champions, Inc. and Curtis W.
                          Stoelting.


                 10.8 Employment Agreement, dated as of April 30, 1998, between Racing Champions, Inc. and Peter J. Henseler.

                 10.9 Employment Agreement, dated as of April 30, 1998, between Racing Champions, Inc. and John F. Olsen.

                 10.10 Employment Agreement, dated as of April 30, 1998, between Racing Champions, Inc. and M. Kevin Camp.

                 10.11 Racing Champions Corporation Stock Incentive Plan, as amended.

                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K:

                 The Company filed a Form 8-K on June 29, 1998, reporting the following:

                 Item 2. Consummation of the merger of WSG Acquisition, Inc., a wholly owned subsidiary of the Company, with and into Wheels Sports Group, Inc.

                                  Execution of Amendment No. 3 to
                                  the Company's Amended and Restated Credit
                                  Agreement with Bank Boston, N.A., as lender and agent, and the other lenders named therein.

                 Item 7:          The following financial statements were
                                  filed:

                                  (1) the audited consolidated financial
                                  statements of Wheels Sports Group, Inc. at
                                  December 31, 1997 and 1996 and for the three years ended December 31, 1997; (2) the audited financial statements of High Performance Sports Marketing, Inc. at December 31, 1996 and September 30, 1997 and for the year ended December 31, 1996 and the nine months ended September 30, 1997; and (3) the audited financial statements of Press Pass Partners at December 31, 1997 and 1996 and for the three years ended December 31, 1997. Unaudited financial statements of the business acquired as of and for the six months ended June 30, 1998 will be filed no later than August 26, 1998.

                                  SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Dated this 14th day of August 1998.

                                    RACING CHAMPIONS CORPORATION

                                    By /s/ Robert E. Dods
                                       ---------------------------------------
                                       Robert E. Dods, Chief Executive Officer


                                    By /s/ Curtis W. Stoelting
                                       ---------------------------------------
                                       Curtis W. Stoelting, Executive Vice
                                         President and Secretary