Form 10-Q
period 1998-09-30
RACING CHAMPIONS CORP
filed 1998-11-13
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)
  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

                                             OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from _______ to _________

                     Commission file number:        0-22635
                                                --------------

                          Racing Champions Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                    36-4088307
---------------------------------------       ----------------------------------
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

                                  Yes  X    No___

On September 30, 1998, there were outstanding 15,974,819 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                   FORM 10-Q

                               SEPTEMBER 30, 1998

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.  Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997...............................................    3

         Consolidated Statements of Income for the Three Months Ended
         September 30, 1998 and 1997 and for the Nine Months Ended
         September 30, 1998 and 1997.....................................    4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1997...............................    5

         Notes to Unaudited Consolidated Financial Statements............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......   12


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings...............................................   13

Item 2.  Changes in Securities and Use of Proceeds ......................   13

Item 3.  Defaults Upon Senior Securities.................................   13

Item 4.  Submission of Matters to a Vote of Security Holders.............   13

Item 5.  Other Information...............................................   13

Item 6.  Exhibits and Reports on Form 8-K................................   13

         Signatures......................................................   15

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                       September 30, 1998       December 31, 1997
                                                       ------------------       -----------------
                                                            (Unaudited)             (Unaudited)
ASSETS
Cash and cash equivalents...........................              $  8,737            $  6,903
Restricted cash.....................................                    --               3,300
Accounts receivable, net............................                23,619              12,180
Inventory...........................................                13,727               4,412
Other current assets................................                 4,988               2,445
Property and equipment, net.........................                12,474              10,524
Excess purchase price over net assets acquired, net.               100,137             101,569
Other non-current assets............................                   351               1,934
                                                                  --------            --------
 Total..............................................              $164,033            $143,267
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses...............               $ 28,736           $ 15,976
Acquisition notes payable...........................                  2,000              5,250
Bank term loans.....................................                 23,068             21,946
Line of credit......................................                  9,100              7,230
Other liabilities...................................                  1,415              1,262
                                                                   --------           --------
 Total liabilities..................................                 64,319             51,664
Stockholders' equity................................                 99,714             91,603
                                                                   --------           --------
 Total liabilities and stockholders' equity.........               $164,033           $143,267
                                                                   ========           ========

          See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                  For the Quarter ended September 30,     For the nine months ended September 30,
                                                  -----------------------------------     ---------------------------------------
                                                           1998                1997                 1998                  1997
                                                         -------             -------              --------               -------
                                                       (Unaudited)         (Unaudited)          (Unaudited)           (Unaudited)
Net sales.....................................           $50,604             $24,291              $121,936               $66,436
Cost of sales.................................            23,351              10,761                54,602                29,657
                                                         -------             -------              --------               -------
Gross profit..................................            27,253              13,530                67,334                36,779
Selling, general and administrative expenses..            16,260               7,497                41,253                20,488
Amortization of intangible assets.............               666                 554                 1,998                 1,666
Merger related costs..........................                --                  --                 5,525                    --
                                                         -------             -------              --------               -------
Operating income..............................            10,327               5,479                18,558                14,625
Interest expense..............................               625                 303                 2,159                 4,854
Other expense.................................                71                  65                   223                   150
                                                         -------             -------              --------               -------
Income before income taxes....................             9,631               5,111                16,176                 9,621
Income tax expense............................             3,856               1,897                 6,566                 3,970
                                                         -------             -------              --------               -------
Net income before discontinued operations and
extraordinary item............................             5,775               3,214                 9,610                 5,651
Discontinued operations, net of tax benefit of
$428..........................................                --                  --                    --                 1,032
Extraordinary charge for early extinguishment
of debt, net of tax benefit of $1,188........                 --                  --                 1,782                    --
                                                         -------             -------              --------               -------
Net income....................................           $ 5,775             $ 3,214              $  7,828               $ 4,619
                                                         =======             =======              ========               =======
Net income available to common stockholders...           $ 5,775             $ 3,214              $  7,828               $ 4,141
                                                         =======             =======              ========               =======
Net income per share from continuing
operations:
 Basic........................................           $  0.36             $  0.21              $   0.60               $  0.48
                                                         =======             =======              ========               =======
 Diluted......................................           $  0.35             $  0.20              $   0.59               $  0.46
                                                         =======             =======              ========               =======
Net income per common share:
 Basic........................................           $  0.36             $  0.21              $   0.49               $  0.35
                                                         =======             =======              ========               =======
 Diluted......................................           $  0.35             $  0.20              $   0.48               $  0.34
                                                         =======             =======              ========               =======
Weighted average shares outstanding:
 Basic........................................            15,971              15,388                15,964                11,852
 Diluted......................................            16,430              15,811                16,396                12,215

          See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)





                                                            For the nine months ended September 30,
                                                            ---------------------------------------
                                                                      1998              1997
                                                                   ----------        ----------
                                                                   (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................            $  7,828            $ 4,619
 Depreciation and amortization.........................               4,440              3,299
 Deferred taxes and interest...........................               1,521              1,637
 Provision for allowances for doubtful accounts........                  37                347
 Other.................................................                   6                 96
 Changes in operating assets and liabilities...........             (10,188)            (3,440)
                                                                   --------            -------
 Net cash provided by operating activities.............               3,644              6,558

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment....................              (4,516)            (2,690)
 Proceeds from disposal of property and equipment......                 189                 --
 Purchase price in excess of net assets acquired.......                (554)               657
 Increase in other non-current assets..................                (109)              (146)
                                                                   --------            -------
 Net cash used by investing activities.................               (4990)            (2,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from bank, net..............................               2,992            (17,501)
 Issuance of common stock..............................                 138             74,723
 Redemption of preferred stock.........................                  --             (7,862)
 Distributions to stockholders.........................                  --             (1,570)
 Payments on acquisition loans.........................              (3,250)                --
 Payments on stockholder debt..........................                  --            (51,847)
                                                                   --------            -------
 Net cash used by financing activities.................                (120)            (4,057)
                                                                   --------            -------
 Net increase (decrease) in cash and cash equivalents..              (1,466)               322
Cash and cash equivalents, beginning of period.........              10,203              6,215
                                                                   --------            -------
Cash and cash equivalents, end of period...............            $  8,737            $ 6,537
                                                                   ========            =======

Supplemental information:
Cash paid during the period for:
 Interest..............................................            $  1,486            $ 6,686
 Taxes.................................................            $  4,571            $    36

          See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Racing Champions Corporation (the "Company") and its wholly-owned subsidiaries, Racing Champions, Inc., Racing Champions Limited, and Racing Champions South, Inc. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations for the three months and nine months ended September 30, 1998 and the cash flows of the Company for the nine month period then ended.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

The merger has been accounted for as a pooling - of - interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the results of operations, financial position and cash flows of Wheels as though it had always been a part of the Company. Certain reclassifications were made to the Wheels financial statements to conform to the Company's presentations.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.


                                        Six  months ended        Year ended
                                         June 30, 1998        December 31, 1997
                                        -----------------     -----------------
Net Sales:
Racing Champions                               $48,855            $76,562
Wheels                                          23,856              7,491
Intercompany sales                             (1,379)              (308)
                                           -----------         ----------
Combined                                       $71,332            $83,745
                                           -----------         ----------
Net income:
Racing Champions                               $ 4,212            $ 7,876
Wheels                                         (2,074)            (4,372)
Intercompany eliminations                         (81)              --
                                           -----------         ----------
Combined                                       $ 2,057            $ 3,504
                                           -----------         ----------

In connection with the merger, the Company recorded a second quarter charge to operating expenses of $5.5 million ($3.3 million after taxes, or $0.20 per common share) for direct and other merger related costs pertaining to the merger and certain restructuring.

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

NOTE 3 - COMMON STOCK OFFERING

On June 17, 1997 Racing Champions Corporation sold 5,357,142 shares of its common stock in an underwritten public offering (the "Offering"). The Offering price was $14 per common share. The net proceeds to the Company from the sale of the stock were approximately $69 million, after deduction of commissions and offering expenses. Approximately $9 million of the net proceeds was used to redeem preferred stock issued in the Recapitalization; $43 million was used to repay shareholder notes issued in the Recapitalization; $17 million was used to repay bank borrowings incurred in connection with the Recapitalization.

In April, 1997, Wheels completed an initial public offering of 1,035,000 shares of its common stock at a price of $6.00 per share, resulting in net proceeds of $4.7 million. Included as part of this offering were warrants for the purchase of an additional 517,500 shares of common stock at an exercise price of $7.08 per share. The warrants which were immediately exercisable, expire in April 2002 and may be redeemed by the Company beginning April 1998 under certain terms and conditions at a price of $0.05 per warrant. Holders of outstanding warrants have no voting or other rights as a stockholder of the Company.

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

NOTE 5 - COMMON AND PREFERRED STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:


                                                   SHARES OUTSTANDING AT  SHARES OUTSTANDING AT
                     AUTHORIZED SHARES  PAR VALUE   SEPTEMBER 30, 1998      DECEMBER 31, 1997
                     -----------------  ---------  ---------------------  ---------------------
Voting Common Stock     28,000,000           $.01       15,974,819             15,960,794

On June 17, 1997, the Company filed its Restated Certificate of Incorporation to eliminate the Series A preferred stock, Series B preferred stock and nonvoting common stock.

NOTE 6 - DEBT

In conjunction with the Wheels acquisition, the Company amended its bank agreement on June 11, 1998. The amended credit agreement provides for a revolving loan and a five-year term loan. The revolving loan allows the Company to borrow up to $12 million at any time prior to June 30, 2003, based upon levels of the Company's accounts receivable, inventory and cash flows. At September 30, 1998, there was $9,100,000 outstanding on the revolving loan.
The term loan is in the principal amount of $25 million, with final maturity at June 30, 2003. The outstanding balance on the term loan at September 30, 1998 was $23,000,000 of which $4,250,000 was current

Borrowings under the credit agreement bear interest, at the Company's option, at the bank's base rate plus a margin that varies between 0.00% and 0.75% or at a reserve adjusted Eurodollar rate plus a margin that varies between 1.50% and 2.25%. All amounts outstanding under the credit agreement are secured by substantially all of the assets of the Company.

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

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales. Net sales, increased $26.3 million or 108.2 %, to $50.6 million for the three months ended September 30, 1998 from $24.3 million for the three months ended September 30, 1997. The increase in sales is primarily attributable to approximately 150% growth in sales of NASCAR racing replicas. Sales in the custom and classic vehicle category also increased by 47% in the third quarter of 1998 as compared to the third quarter of 1997.

     Gross profit. Gross profit increased $13.8 million, or 102.2%, to $27.3 million for the three months ended September 30, 1998 from $13.5 million for the three months ended September 30, 1997. The gross profit margin (as a percentage of net sales) decreased to 53.9% in 1998 compared to 55.5% in 1997 due to changes in product mix. There were no major changes in the components of cost of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.8 million, or 117.3%, to $16.3 million for the three months ended September 30, 1998 from $7.5 million for the three months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 32.2% for the three months ended September 30, 1998 from 30.9% for the three months ended September 30, 1997. The increase in selling, general and administrative expenses is primarily due to increased direct marketing and advertising expenses, which totaled approximately $1.0 million or 2.0% of net sales. Direct marketing and advertising expenses for the third quarter of 1997 were approximately $0.3 million or 1.2% of net sales.

     Operating income. Operating income increased $4.8 million, or 87.3%, to $10.3 million for the three months ended September 30, 1998 from $5.5 million for the three months ended September 30, 1997. As a percentage of net sales, operating income decreased to 20.4% for the three months ended September 30, 1998 from 22.6% for the three months ended September 30, 1997.

     Interest expense. Interest expense of $0.6 million for the three months ended September 30, 1998 and $0.3 million for the three months ended September 30, 1997 related primarily to bank term loans.

     Income tax. Income tax expense for the three months ended September 30, 1998, and September 30, 1997 include provisions for federal, state and Hong Kong income taxes at an effective rate of 40.0% and 37.1%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales. Net sales, increased $55.5 million or 83.6%, to $121.9 million for the nine months ended September 30, 1998 from $66.4 million for the nine months ended September 30, 1997. The increase in sales was primarily attributable to 80% growth in sales of NASCAR racing replicas. Sales in the custom and classic vehicle category also increased by more than 80% in the first nine months of 1998 as compared to the first nine months of 1997.

     Gross profit. Gross profit increased $30.5 million, or 82.9%, to $67.3 million for the nine months ended September 30, 1998 from $36.8 million for the nine months ended September 30, 1997. The gross profit margin (as a percentage of net sales) decreased slightly to 55.2% in 1998 compared to 55.4% in 1997. There were no major changes in the components of cost of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $20.8 million, or 101.5%, to $41.3 million for the nine months ended September 30, 1998 from $20.5 million for the nine months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 33.9% for the nine months ended September 30, 1998 from 30.9% for the nine months ended September 30, 1997. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increased direct marketing and advertising expenses of approximately $3.2 million or 2.6% of net sales. Direct marketing and advertising expenses for the nine months ended September 30, 1997 were $0.7 million or 1% of net sales.

     Operating income. Operating income increased $4.0 million, or 27.4%, to $18.6 million for the nine months ended September 30, 1998 from $14.6 million for the nine months ended September 30, 1997. As a percentage of net sales, operating income decreased to 15.3% for the nine months ended September 30, 1998 from 22.0% for the nine months ended September 30, 1997. The decrease in operating income as a percentage of net sales is a result of the merger-related costs of $5.5 million incurred in conjunction with the Wheels acquisition, as well as the increase in selling, general and administrative expenses noted above. As a percentage of net sales, operating income excluding merger-related costs decreased to 19.8% for the nine months ended September 30, 1998 from 22.0% for the nine months ended September 30, 1997.

     Interest expense. Interest expense of $2.2 million for the nine months ended September 30, 1998 related primarily to bank term loans and $4.9 million for the nine months ended September 30, 1997 related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

     Income tax. Income tax expense for the nine months ended September 30, 1998, and September 30, 1997 include provisions for federal, state and Hong Kong income taxes at an effective rate of 40.6% and 41.3%, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of $3.6 million during the nine months ended September 30, 1998. This was primarily due to earnings from operations. Capital expenditures for the nine months ended September 30, 1998 were approximately $4.5 million, of which approximately $3.2 million was for molds and tooling.

On June 11, 1998, the Company amended its credit agreement with BankBoston, N.A. and certain other lenders. The amended credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $12.0 million at any time prior to June 30, 2003, based upon levels of the Company's accounts receivable, inventory and cash flows and the amount of letter of credit exposure. The Company had $9.1 million outstanding under the revolving loan at September 30, 1998. The term loan in the principal amount of $23.0 million as of September 30, 1998, is due in scheduled quarterly payments with final maturity on June 30, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

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

BankBoston's Hong Kong branch has made available to the Company's Hong Kong subsidiary a line of credit of up to $5.0 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 2% and are cross-guaranteed by Racing Champions Inc. and the Hong Kong subsidiary. At September 30, 1998 the Hong Kong subsidiary had no outstanding borrowings under this line of credit.

The Company's anticipated debt service obligations under the existing credit facilities for the remainder of 1998 for scheduled interest and principal payments on bank term loans are approximately $1.5 million. Average annual debt service obligations under these same facilities through June, 2003 are approximately $5.8 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the timing of the racing season. Due to seasonal increases in demand for the Company's racing replicas, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 1998, principally for molds and tooling, will be approximately $5.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.

                                YEAR 2000 ISSUE

The Year 2000 issue relates to computer hardware and software and other systems designed to use two digits rather than four digits to define the applicable year. As a result, the Year 2000 would be translated as two zeroes. Because the Year 1900 could also be translated as two zeroes, systems which use two digits could read the date incorrectly for a number of date-sensitive applications, resulting in potential calculation errors or the shutdown of major systems. The Company has undertaken various initiatives intended to ensure that its computer hardware and software and other systems will function properly with respect to dates in the Year 2000 and thereafter. The systems subject to potential Year 2000 issues include not only information technology ("IT") systems, such as accounting and data processing, order processing and communications systems, but also non-IT systems, such as alarm systems, fax machines or other miscellaneous systems.

The Company's State of Readiness. The Company's Year 2000 compliance program has focused on two initiatives: (1) a review of significant internal IT and non-IT systems to determine the extent of potential Year 2000 issues and to effect necessary upgrades with respect to Year 2000 compliance, and (2) the circulation of surveys to the Company's major vendors and customers to assess their Year 2000 readiness. The Company's main internal systems, including IT systems such as financial systems and core order processing systems, and non-IT systems have been tested and are either currently Year 2000 compliant or are expected to be Year 2000 compliant by the end of the first quarter of 1999.
The Company has circulated surveys to approximately 100 of its key third party vendors and customers. To date, approximately 25 of these surveys have been returned to the Company, and none of the surveys which have been returned indicate significant Year 2000 compliance issues.

Costs to Address the Company's Year 2000 Issues. The majority of the Company's internal Year 2000 issues have been or will be corrected through systems upgrades for other business purposes or normal maintenance contracts. The costs of such upgrades through September 30, 1998 has been approximately $100,000. The estimated costs to complete all planned upgrades for the remaining systems still not compliant is not expected to exceed $200,000.

Risks to the Company for Year 2000 Issues. The Company believes that its reasonably likely worse case scenario would be to revert to manual order processing for orders currently processed through EDI systems and the Company's internal order processing systems. The Company will continue to monitor the Year 2000 compliance of its customers and vendors. A number of risks relating to the Year 2000 issue may be out of the Company's control, including reliance on outside links for essential services such as communications and power.
There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

The Company's Year 2000 Contingency Plans. By the end of the first quarter of 1999, the Company expects to be fully Year 2000 compliant. To the extent that any of the Company systems are not Year 2000 compliant by the end of the first quarter of 1999, the Company believes that it will have time to implement alternative IT systems or manual systems by the end of 1999 which should reduce the risk of non-compliance to the Company.

                           FORWARD LOOKING STATEMENTS

A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon its continuing market acceptance of its existing and future products; (2) competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with race team owners, drivers, sponsors, agents, vehicle manufacturers, major race sanctioning bodies and other licensors; (4) the Company relies upon six independently owned factories located in China to manufacture its racing replicas and certain other products; (5) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (6) the Company's ability to integrate and assimilate the business of Wheels; (7) the Company's assessment of the Year 2000 issue, including its identification, assessment, remediation and testing efforts, the dates on which the Company believes it will complete such efforts and the costs associated with such efforts, is based upon management's estimates, which were derived from numerous assumptions regarding future events, available resources, third-party remediation plans, the accuracy of testing of the affected systems and other factors, and no assurance can be given that these estimates will prove correct or that actual results will not differ materially from those currently anticipated; and (8) the Company may be adversely affected by general economic conditions in its markets. Further information on other factors which could affect the financial condition, results of operations or business of the Company are described in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 18, 1998, Racing Champions, Inc., a wholly owned subsidiary of the Company ("RCI"), entered into a settlement agreement with Petty Enterprises, Inc. ("Petty") with respect to a civil action filed by Petty in North Carolina state court naming RCI as a defendant. The Company accrued an estimated settlement amount in the Company's financial statements in prior periods. The settlement agreement did not have a material impact on the Company's financial position and provided the Company with a release from all liability relating to this matter.

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

     Not applicable.

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

        3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1998).

        27   Financial Data Schedule.

    (b)      Reports on Form 8-K:

             The Company filed a Form 8-K/A on August 26, 1998, amending Item 7 of the Form 8-K originally filed on June 29, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Dated this 13th day of November 1998.

                                   RACING CHAMPIONS CORPORATION



                                  By /s/ Robert E. Dods
                                     -------------------------------------------
                                        Robert E. Dods, Chief Executive Officer


                                   By /s/ Curtis W. Stoelting
                                     -------------------------------------------
                                             Curtis W. Stoelting, Executive
                                              Vice President and Secretary