Form 10-K405
period 1998-12-31
RACING CHAMPIONS CORP
filed 1999-03-29
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from     to     .
                                          -----  -----

                         Commission file number 0-22635

                          Racing Champions Corporation
             -----------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

              Delaware                                     36-4088307
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

         800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, IL  60137
         ------------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code: 630-790-3507

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                      Name of each exchange on
     Title of each class                              which registered
     -------------------                              ------------------------
             NA                                                NA

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.01 Per Share
               -------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of the Registrant's common stock held by nonaffiliates as of March 15, 1999: $105,387,090. Shares of common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         Number of shares of the Registrant's common stock outstanding as of March 15, 1999: 16,085,998.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 1999 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Racing Champions Corporation ("Racing Champions" or the "Company") is the leading producer and marketer of die-cast racing replicas sold at more than 20,000 North American retail outlets. Racing Champions has leveraged its retail presence and its relationship with NASCAR to market an extensive line of NASCAR products, which in addition to die-cast racing replicas consists of Press
Pass trading cards, apparel and souvenirs. Building on its proven retail strategies, and its leading-edge design and manufacturing capabilities, Racing Champions has also broadened its offering of die-cast collectibles to include high-profile, licensed vehicle replicas on behalf of World Championship Wrestling and Sony "Signature" performers.

         Since its inception in 1989, Racing Champions has capitalized on the growing popularity of motor sports by offering an expanding line of high quality, affordable racing replicas targeted toward racing fans and adult collectors. Beginning in 1996, Racing Champions successfully expanded into classic and custom vehicle collectibles by introducing the Racing Champions Mint(TM) line of high quality die-cast replicas of classic and late-model vehicles. Racing Champions continued this expansion in 1997 by introducing additional lines of classic and custom vehicle replicas and two new lines of collectible pewter figures. In 1998, Racing Champions introduced a new line of die-cast vehicle replicas sold exclusively at hobby and collector shops and a new line of collectible pewter figures.

         Racing Champions is a holding company which was formed as a Delaware corporation in April 1996 by an investor group (the "Investor Group") led by Willis Stein & Partners, L.P., a private investment fund, for the purpose of consummating a recapitalization (the "Recapitalization") which involved the acquisition by Racing Champions of both Racing Champions, Inc., a privately held Illinois corporation formed in 1989 (together with an affiliated company, the "RCI Group"), and Racing Champions Limited, a privately held Hong Kong corporation formed simultaneously in 1989 (together with certain affiliated companies, the "RCL Group"). The RCI Group and the RCL Group, while under different ownership, effectively operated as one entity with the RCI Group managing the licensing, product development and sales operations, and the RCL Group managing the overseas manufacturing and shipping operations. The RCI Group was owned equally by Robert E. Dods and Boyd L. Meyer. The RCL Group was owned by Peter K.K. Chung, Messrs. Dods, Meyer and Chung continue to serve as senior executives of Racing Champions and collectively own approximately 24.3% of the outstanding shares of the Company's common stock, par value $0.01 per share (the "Common Stock").

RECENT DEVELOPMENTS

         ACQUISITION OF WHEELS SPORTS GROUP, INC. In June 1998, Racing Champions completed its acquisition of Wheels Sports Group, Inc., which was subsequently renamed Racing Champions South, Inc. ("Racing Champions South"). Racing Champions South markets and distributes collectible sports trading cards, primarily for the NASCAR market, and NASCAR souvenirs and apparel.

         PENDING ACQUISITION OF THE ERTL COMPANY, INC. Racing Champions has entered into a letter of intent to acquire (the "Ertl Acquisition") The Ertl Company, Inc. and certain of its foreign affiliates (collectively, "Ertl"). Ertl manufactures, markets and distributes agricultural, imprint die-cast collectibles and hobby model kits. The Ertl Acquisition is subject to the satisfaction of a number of conditions, including the completion of due diligence, the execution of a definitive acquisition agreement, the receipt of necessary regulatory approvals and other closing conditions. Because there are significant conditions remaining to be satisfied with respect to the Ertl Acquisition, no assurance can be given that the Ertl Acquisition will be consummated or, if consummated, that the terms of the Ertl Acquisition will be as presently contemplated.

PRODUCTS

         DIE-CAST RACING REPLICAS. Racing Champions has produced die-cast racing replicas since its inception in 1989. Racing Champions' racing replicas include a comprehensive line of scaled stock cars, trucks and team transporters representing most of the vehicles competing in the current year's NASCAR Winston Cup Series, Busch Grand National Series and Truck Series by Craftsman. In 1998, Racing Champions produced over 1,500 different styles of racing replicas, including various sizes such as 1:24, 1:64, 1:87 and 1:144 scale. A 1:24 scale stock car replica is approximately eight inches long whereas a 1:64 scale stock car replica is approximately three inches long. Racing Champions' racing replicas generally retail at prices ranging from $2 to $60.

         The NASCAR product line covers stock cars in the Winston Cup and Busch Grand National Series and racing trucks in the NASCAR Truck Series by Craftsman. NASCAR stock cars were Racing Champions' initial offering in the collectible racing replica category. NASCAR products include race cars and trucks, and team transporters which are produced in various sizes including 1:24, 1:64, 1:87 and 1:144 scale. The NASCAR product line is produced in an annual Regular Edition as well as special editions. The special editions are differentiated by more detailed painting, special packaging and limited edition, serial numbered production runs. In connection with NASCAR's 50th Anniversary celebration in 1998, Racing Champions offered four limited edition 50th Anniversary product lines in unique gold packaging. Racing Champions also introduced its Signature Drivers Series and Racing Champions Authentics in 1998. The Signature Driver Series consists of 1:64 and 1:24 scale stock cars and 1:64 scale transporters which feature opening hoods, intricately designed interiors and engines, and driver-specific packaging. Racing Champions Authentics features enhanced tooling, precise design and decoration and special customized packaging. Racing Champions has entered into licenses with various NASCAR stock car and truck teams, drivers, agents and sponsors, which allow Racing Champions to replicate race cars and race trucks and team transporters for over 100 teams.

         CLASSIC, CUSTOM AND FANTASY DIE-CAST VEHICLE REPLICAS

         Racing Champions Mint. In early 1996, Racing Champions introduced the Racing Champions Mint product line. Racing Champions Mint builds on Racing Champions' racing replica success but still focuses on the collectible die-cast vehicle market. Each month Racing Champions issues an assortment of six serial numbered, highly detailed 1:64 scale replicas of classic and late model cars and trucks in color schemes matching those used on the actual vehicle. Each new issue is sequentially numbered and includes releases of new models and new paint schemes. The replicas are selected from actual vehicles manufactured over the past five decades. The limited production of these replicas enhances their collectibility.

         Racing Champions Hot Rod. Due to the success of Racing Champions Mint and consumer feedback, Racing Champions launched in early 1997 a new line of collectible die-cast hot rod car replicas. Like Racing Champions Mint, new Hot Rod Collection models and styles are released in monthly assortments. Each vehicle in the Racing Champions Hot Rod Collection is produced in limited quantity and includes a serial number to enhance collectibility.

         Other Classic and Custom Die-Cast. Racing Champions introduced several additional lines in 1997 and 1998 to continue the expansion of its classic and custom die-cast vehicle replica category. Racing Champions introduced Stock Rods in 1997, which features the graphics of current NASCAR stock cars on replicas of modern and vintage cars. In 1997, Racing Champions also launched Police USA, which features police vehicles from various U.S. cities and states from the 1930's to the 1990's.

         Fantasy Die-Cast. In 1998, Racing Champions introduced a new line of fantasy die-cast collectible. These die-cast collectibles link popular entertainment properties with die-cast vehicle replicas. Initial fantasy die-cast products included the WCW and Hot Country Steel lines. Hot Country Steel depicts country music stars on "hot" cars, while WCW vehicles contain graphics associated with popular wrestlers in versions from two popular wrestling associations, WCW and NWO.

         OTHER COLLECTIBLES

         Collectible Pewter Figures. In 1997, Racing Champions introduced a new product category, collectible pewter figures. High quality pewter figures had not previously been widely available through mass merchants. Racing Champions initially focused on two proven and highly recognizable licensed properties -- comic book characters and popular athletes. Products in this category are released in continuing series. Replicas of individual comic book characters and popular athletes are produced in limited production runs and will not be repeated. In order to further collectibility, all products are hand numbered and sold with a certificate of authenticity. In 1998, Racing Champions introduced a new line of Star Trek collectible pewter figures and vehicles.

         Press Pass Trading Cards. Racing Champions designs and markets premium collectible sports trading cards under the Press Pass brand name. Press Pass trading cards primarily feature NASCAR race drivers, team owners and crew chiefs. Press Pass has been an innovator in the collectible sports trading card industry, having introduced season-long interactive cards, prism cards, 24-carat gold signature cards, holofoil cards and "game-used" cards. Game-used cards contain materials used in actual NASCAR races, including pieces of rubber taken from tires, fire-suits and metal car parts. Press Pass also markets National Football League and National Basketball Association draft pick trading cards. Draft pick cards feature leading college players who are expected to be selected in the NFL and the NBA drafts each year. Racing Champions also continues to market NASCAR trading cards under the Wheels brand name.

         APPAREL AND SOUVENIRS

         Racing Champions distributes NASCAR-related merchandise to convenience stores, mass market retailers such as Wal-Mart and K-Mart, grocery stores, drug stores and other retail outlets. During 1998, merchandise distributed by Racing Champions included T-shirts, hats, jackets, die-cast vehicle replicas, sunglasses, golf balls, key chains, can coolers, bumper stickers, license plates and souvenirs, all of which are produced by outside manufacturers. Racing Champions distributes NASCAR-related merchandise pursuant to licenses or sub-licenses granted by NASCAR team owners, drivers or corporate sponsors.

LICENSES

         Racing Champions markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis for a limited period of time. Racing Champions has over 450 licenses with various race team owners, drivers, sponsors and agents, generally for terms of 1 to 3 years. Racing Champions' racing replicas, collectible sports trading cards, apparel and souvenirs are also officially licensed by major race sanctioning bodies including NASCAR. Racing Champions also has license agreements with the major automobile and truck manufacturers, including Chevrolet, Ford, Oldsmobile, Pontiac, Buick, Dodge, Chrysler and Kenworth.

         Royalty rates for racing replicas vary by racing category but generally range in aggregate for all licensors from 12% to 21% of Racing Champions' sales price. Certain special or limited edition products may carry higher royalty rates. Royalty rates for NASCAR apparel and souvenirs generally range from 10% to 14% of Racing Champions' sale price. Royalty rates related to non-racing vehicle replicas range in aggregate from 3% to 10% of Racing Champions' sales price. For collectible pewter figures Racing Champions pays royalty rates ranging from 10% to 23% of Racing Champions' sales price depending on the number of parties involved and the market value of the property or athlete. Royalties are generally paid on a quarterly basis.

PATENTS AND TRADEMARKS

         Racing Champions has registered several trademarks with the U.S. Patent and Trademark Office, including the marks Racing Champions(TM), Sports Champions(TM), Racing Champions Mint(TM), Press Pass(TM) and Comic Book Champions(TM). Other trademark registrations are currently pending, including Racing Champions Authentics(TM), Hot Country Steel(TM) and Collectible Champions(TM). Racing Champions holds U.S. patents for its trading card display stand and model vehicle and for its unique packaging system which includes a die-cast vehicle, emblem and display stand. Racing Champions also holds a U.S. patent for its pewter packaging system which includes a figurine mounted on a display stand in front of a graphic reproduction associated with the figurine. Racing Champions believes that there is significant value in its Racing Champions trade name and trademark and plans to build additional value through increased customer awareness of many of Racing Champions' other trade names and trademarks.

SALES AND DISTRIBUTION

         In 1998, approximately 70% of Racing Champions' net sales were distributed through national and regional retail chains including K-Mart, Target, Toys 'R' Us, Wal-Mart, Hills, Meijer and ShopKo. Racing Champions' products are sold at more than 20,000 retail outlets throughout North America. Racing Champions utilizes electronic data interchange with its major retail customers to monitor retail inventories and point of sale information and receive and process customer orders.

         In addition, Racing Champions sells to a limited number of wholesale customers and at trackside which as a group represented approximately 18% of net sales for 1998. The wholesale channel distributes Racing Champions' products to hobby and collector shops throughout North America.

         Racing Champions also distributes products through the premium/promotional distribution channel. In total, this channel represented approximately 8% of net sales for 1998. Premium/promotional customers include Texaco, John Deere, General Mills, Procter & Gamble and Matco Tools. Racing Champions' premium/promotional customers offer Racing Champions' customized products to their customers through their own distribution outlets (e.g., Texaco and John Deere), through special promotions (e.g., Procter & Gamble) or with the purchase of their product.

         In 1998, Racing Champions began "direct to consumer" distribution, using direct mail and the Internet. This channel represented approximately 4% of net sales for 1998.

         Racing Champions' internal sales force provides direct customer contact with virtually all of Racing Champions' retail and wholesale accounts. This sales force is supplemented by six external sales representative organizations which are divided geographically. These external sales representative organizations provide more frequent and wider customer service and solicitation of the national and regional retailers and support approximately 56% of Racing Champions' 1998 net sales. Certain large accounts are designated as "house accounts" and are handled exclusively by Racing Champions' internal sales staff. Sales representatives generally earn commissions of 3% to 10% of the net sales price from their accounts, and their commissions are not affected by the involvement of Racing Champions' internal sales force with a customer or sale.

MARKETING

         Racing Champions' marketing program is directed toward collectors and potential new customers that fit the demographic profile of Racing Champions' target market. The focus of Racing Champions' marketing plan is to increase awareness of Racing

Champions' product offerings and brand name. Racing Champions utilizes the following media in its marketing plan.

         ADVERTISING. Racing Champions places advertisements in collector's publications with high, specific market penetration such as die-cast collector publications and figure collector publications. Racing Champions also advertises in national publications read by its targeted collectors and enthusiasts, such as NASCAR Magazine, Die Cast Digest, Hot Rod Magazine, Motor Trend, DC and Marvel comic books, and Sports Illustrated. In early 1998, Racing Champions began radio and television advertising.

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

         DIRECT CONSUMER. The Internet is an increasingly important part of Racing Champions' marketing plan as collectors have quickly adopted the Internet as a preferred way to communicate with other enthusiasts about their hobby. Racing Champions has established a proprietary World Wide Web site (www.racingchamps.com) on the Internet which highlights its products, lists product release dates and collects information directly from consumers. Racing Champions also gathers customer information through customer letters, e-mail, telephone calls and product surveys. Racing Champions uses this customer information for market research and dissemination of new product information. In 1998, Racing Champions commenced direct marketing of products through newspaper and magazine inserts. Press Pass trading cards and other NASCAR merchandise are also marketed through the Company's Platinum Club.

COMPETITION

         Racing Champions believes that it had the largest domestic share in 1998 of the collectible scaled die-cast racing replica category. Racing Champions competes with several larger domestic and foreign companies, such as Mattel, Inc., Hasbro, Inc. and Action Performance Companies, Inc., and with other producers of racing and non-racing vehicle replicas. Racing Champions also competes with the producers of miniature die-cast toy vehicles such as Matchbox(R) and Hot Wheels(R) who, like Racing Champions, principally distribute through the mass merchant channel. In this market, Racing Champions competes with Mattel, Inc. (Matchbox and Hot Wheels), Lewis Galoob Toys, Inc. (Micro Machines(R)), Playing Mantis (Johnny Lightning(R)) and Jakks Pacific Inc. (Road Champs) as well as other domestic and foreign producers of miniature die-cast toy vehicles.

         Racing Champions' Press Pass trading cards compete with full line collectible sports trading card companies, primarily Upper Deck, and with several smaller companies with more limited product lines. Competition in the distribution of NASCAR-related merchandise to convenience stores, mass market retailers and other retail outlets is intense and is primarily based on product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements with NASCAR race drivers, team owners and sponsors authorizing the right to use the name, photograph, likeness, autograph or image of the NASCAR personality on specific product lines to be sold through specific distribution channels or retail outlets.

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

MANUFACTURING

         HONG KONG OFFICE. Racing Champions Limited, the Company's Hong Kong subsidiary (the "Hong Kong Subsidiary"), has an office in Kowloon, Hong Kong and in the Racing Industrial Zone ("RIZ") in China and employs 94 people who oversee all aspects of the manufacturing of Racing Champions' racing replicas and certain other products. The Hong Kong Subsidiary sources raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from Hong Kong to the United States.

         DIE-CAST VEHICLE MANUFACTURING. Virtually all of Racing Champions' die-cast vehicle products are manufactured by five independently owned factories located in China. All of these factories (the "Dedicated Manufacturers") are exclusively dedicated to manufacturing Racing Champions' products and all are privately owned by independent Chinese entrepreneurs. All products are manufactured to Racing Champions' specifications using molds and tooling that are owned by Racing Champions. The Dedicated Manufacturers own the manufacturing equipment and machinery, and purchase raw materials, hire workers and plan production which includes subassemblies, final assemblies and packaging. Racing Champions purchases fully assembled and packaged finished goods in master cartons for distribution to its customers. Most of the Dedicated Manufacturers have been supplying Racing Champions for more than five years. Racing Champions' purchases in 1998 from the Dedicated Manufacturers, Win

Yield, Sharp Success, Sunrise, Shun Fung and Remax were 31%, 26%, 15%, 13% and 12%, respectively, of Racing Champions' total purchases of die-cast vehicle replicas.

         With oversight from Racing Champions, the Dedicated Manufacturers located a site in Dongguan (approximately 50 miles from Hong Kong) for the RIZ which serves as a complex in which each independent Dedicated Manufacturer operates a free standing factory facility. The factory facilities at the RIZ were developed by a third party who is leasing the factory facilities to the Dedicated Manufacturers. Currently, four of the Dedicated Manufacturers have moved into their factory facilities in the RIZ and are manufacturing there. Racing Champions has also established an office in the RIZ. This office houses many of the engineering and quality control functions and provides more direct oversight and coordination of the production activities.

         COLLECTIBLE SPORTS TRADING CARDS MANUFACTURING. The production of collectible sports trading cards begins with the conceptualization and design of a card series. Racing Champions must coordinate the activities of various third party contractors in the design and production process, including photographers, printers, foil stampers and inkjetters. Following printing, foil stamping, inkjetting and the placement of any other special effects on the cards, the card sheets are delivered to a packager for cutting, collating and packaging. Racing Champions generally prefers to coordinate the production of its collectible sports trading cards through a limited number of suppliers. Racing Champions believes that a number of alternate suppliers are available for each of the primary functions necessary for production of collectible sports trading cards.

         The production process generally requires from 90 to 180 days from conceptualization of a card set to shipment. During the production process, production delays are sometimes experienced due to a variety of factors such as irregularities in foil stamping, chipping of trading cards during the cutting process, and printing errors. In the past, Racing Champions has also encountered production errors by its suppliers which have caused excess returns by customers.

         Due to the lead time required for the production of collectible sports trading cards, Racing Champions is required to develop production forecasts for the sale of new products. These production forecasts are based on management's best estimate of anticipated sales, which estimate in turn is based upon prior demand for similar products, input received from distributors, market conditions at the time a card is conceptualized and other factors. In the event Racing Champions' production forecasts do not correctly estimate demand for collectible sports trading cards, Racing Champions may be required to write down excess inventory or may miss potential market opportunities.

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

         TOOLING. Racing Champions is continuously developing new tooling and molds to produce its die-cast and pewter products. Racing Champions' engineering staff works closely with outside tool makers to design and create new tooling. Depending on the size and complexity of the model, tools can cost from $20,000 to $120,000. Racing Champions often produces back-up tools for high volume models. Racing Champions owns all of its tools and provides them to the manufacturers during production. Tools are returned to Racing Champions when a product is no longer in production and are stored for future use or destroyed.

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

         PRODUCT SAFETY. Racing Champions' products are designed, manufactured, packaged and labeled to conform with the safety requirements of the American Society for Testing and Materials and the Consumer Product Safety Commission and are periodically reviewed and approved by independent safety testing laboratories. Racing Champions carries product liability insurance coverage with a limit of $16.0 million per occurrence. As of December 31, 1998, Racing Champions has never received a product liability claim.

EMPLOYEES

         As of December 31, 1998, Racing Champions had 235 employees, 233 of whom were employed full-time. Racing Champions emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people from within Racing Champions. Racing Champions' employees are not covered by collective bargaining agreements, and Racing Champions considers its employee relations to be good. Racing Champions' continued success will depend in part on its ability to attract, train and retain qualified personnel at all of its locations.

ITEM 2.  PROPERTIES

         Racing Champions' facilities are as follows:

                      DESCRIPTION             SQUARE FEET        LOCATION                       LEASE EXPIRATION
  ----------------------------------------    -----------      --------------------             ----------------
  Corporate Headquarters..................      12,280         Glen Ellyn, IL                    October 2000
  Foreign Headquarters....................       7,100         Kowloon, Hong Kong                July 2000
  Racing Champions, Inc.
  Warehouse...............................      31,583         Chicago, IL                       December 2000
  Racing Champions South
  Office/Warehouse........................      40,000         Mooresville, NC                   February 2002
  Racing Champions South
  Warehouse...............................      23,640         Mooresville, NC                   November 1999
  RIZ office and quarter..................      31,200         Dongguan City, China              March 2003

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business Racing Champions also may be involved in various legal proceedings from time to time. Racing Champions does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on Racing Champions.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the NASDAQ National Market under the symbol "RACN". The following table sets forth the high and low closing sale prices for the Common Stock as reported by the NASDAQ National Market for the periods indicated.

        YEAR ENDED DECEMBER 31, 1997

                                                                HIGH      LOW
                                                               ------    ------
        QUARTER
        -------
             Second (from June 12, 1997).................      $16.13    $14.50
             Third.......................................      $17.38    $11.50
             Fourth......................................      $13.50    $ 6.81

        YEAR ENDED DECEMBER 31, 1998
                                                                HIGH      LOW
                                                               ------    ------
        QUARTER
        -------
             First.......................................      $11.06    $ 7.81
             Second......................................      $12.63    $10.88
             Third.......................................      $13.50    $ 8.00
             Fourth......................................      $14.50    $10.25

         At December 31, 1998, there were approximately 142 holders of record of Common Stock.

         The Company has not paid any cash dividends on its Common Stock. The Company intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (amounts in thousands, except per share amounts)

         The following table sets forth selected financial data with respect to the Company for each of the periods indicated. The data for the years ended December 31, 1994 and 1995 and for the four months ended April 30, 1996 are derived from the combined financial statements of the Predecessor -- RCI Group, which have been audited by Arthur Andersen LLP, independent public accountants. The data for the fiscal years ended March 31, 1995 and 1996 and for the one month ended April 30, 1996 for the Predecessor -- RCL Group are derived from combined financial statements which have been audited by Ernst & Young, independent auditors. The data for the years ended December 31, 1996, 1997 and 1998 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, as indicated in their report included elsewhere herein.

         The pro forma financial data for the year ended December 31, 1996, which gives effect to the Recapitalization as if it had occurred on January 1, 1996; the pro forma financial data for the year ended December 31, 1997 which gives effect to the acquisitions of High Performance Sports Marketing, Inc. and Press Pass Partners by Wheels as if the purchases had occurred on January 1, 1997 and as if Racing Champions' initial public offering occurred on January 1, 1997; and the pro forma financial data for the year ended December 31, 1998 which gives effect to the acquisition of Wheels by Racing Champions as if it had occurred on January 1, 1998 using the pooling of interests method of accounting are presented for informational purposes only and are not necessarily indicative of the results of future operations of the Company or the actual results that would have been achieved had such events occurred on such dates.

                                  Predecessor - RCI Group                 The Company                       Pro Forma
                                  ------------------------    --------------------------------  -----------------------------------
                                                      Four
                                Year      Year       Months
                                Ended     Ended      Ended    Year ended Year ended Year ended  Year ended  Year ended   Year ended
                               Dec. 31   Dec. 31    April 30    Dec. 31   Dec. 31     Dec. 31     Dec. 31    Dec. 31       Dec. 31
                                1994      1995        1996       1996      1997        1998       1996 (3)   1997 (2)      1998 (1)
                               -------   -------    --------  ---------- ----------  ---------  ----------  ----------   ----------
Statement of Income Data:
  Net sales                    $43,268   $48,592    $ 16,614   $  56,908 $   83,745  $ 156,464  $   73,522  $  101,487   $  156,464
  Gross profit                  18,056    23,036       7,210      30,974     45,103     85,614      41,854      52,790       85,614
  Operating income               8,565     9,724         108      12,098     13,262     23,123      16,097      20,813       28,906
  Net income from continuing
   operations                  $ 8,224   $ 9,392    $     72   $   3,372 $    4,536  $  11,741  $    7,971  $   10,081   $   15,602
Per Share Data:
  Net income from continuing
   operations before
   extraordinary item
    Basic                                                      $    0.29 $     0.33  $    0.73  $     0.52  $     0.63   $     0.98
    Diluted                                                         0.28       0.32       0.71        0.51        0.61         0.95
  Cash dividends                                                       -          -          -           -           -            -
  Book value
    Basic                                                      $    0.35       7.46  $   11.01
    Diluted                                                         0.34       7.26      10.64
  Weighted average common
   shares and common share equivalents
   outstanding
    Basic                                                          9,318     12,279     15,982
    Diluted                                                        9,645     12,621     16,426

                                  Predecessor - RCL Group
                               ----------------------------------
                                Fiscal Years          One month
                               ended March 31       ended Apr. 30
                               -----------------    -------------
                                1995       1996        1996
                               -------   -------    -------------
Statement of Income Data:
  Net sales                    $22,331   $37,322    $  3,852
  Gross profit                   5,288     7,085         752
  Operating income               2,066     2,725         507
  Net income                   $ 2,079   $ 2,603    $    488
                                                                                                             Dec. 31,
                                                                                                               1998
                                                                                                            ----------
                                                                                                              Actual
                                                                                                            ----------
Balance Sheet Data:
  Working capital                                                                                           $    9,420
  Total assets                                                                                                 160,504
  Total debt                                                                                                    34,000
  Total stockholders' equity                                                                                   102,582

(1) Pro forma amounts exclude nonrecurring, merger-related and restructuring charges in connection with the acquisition of Wheels Sports Group, Inc. of approximately $5.8 million, as well as, approximately $0.4 million in interest on deferred financing charges and $1.8 million in extraordinary charges for the early extinguishment of debt.

(2) Pro forma amounts exclude the following items: (1) charges for the discontinued operations of World of Racing, Inc. of $1.5 million, (2) charges for the discontinued home decor product lines, including the goodwill related to the Emerald Sports Group, Inc. acquisition of $0.7 million, (3) expense related to the 1997 acquisitions which were treated as pooling-of-interests of $0.3 million, (4) accounting and audit fees of $0.5 million related to acquisition and year end accounting and auditing work,
     (5) one-time bonus payments of $0.2 million, (6) a net loss from the Wheels' trading card operations of $2.9 million which includes approximately $0.7 million related to defective products, (7) liquidation of discontinued High Performance product lines which generated $1.0 million in sales and $1.3 million in cost of sales in 1997, (8) one-time bonus payments of $1.6 million which primarily relate to a transfer of equity ownership to a key employee immediately prior to the Wheels acquisition of High Performance, (9) costs of $0.3 million incurred in connection with the integration of the other Wheels acquisitions into the High Performance facility in Mooresville, NC, (10) the impact of a discontinued Press Pass product line which generated minimal net sales and $0.5 million in cost of sales in 1997, and (11) compensation and rent expense of $0.6 million.

(3) Pro forma amounts exclude a nonrecurring bonus of $2.4 million and an inventory write-up adjustment of $1.4 million associated with the Recapitalization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless indicated otherwise, references to "Racing Champions" or the "Company" are to Racing Champions Corporation and its subsidiaries, including the operations of the RCI Group and the RCL Group prior to April 30, 1996.

OVERVIEW

         CORPORATE AND PRODUCT HISTORY. Racing Champions is a leading producer and marketer of die-cast racing replicas sold at more than 20,000 North American retail outlets. Racing Champions has leveraged this leadership position and its relationship with NASCAR to market an extensive line of NASCAR collectibles, which includes Press Pass trading cards in addition to die-cast racing replicas, as well as NASCAR apparel and souvenirs. Building on its proven retail strategies, and its leading-edge design and manufacturing capabilities, Racing Champions has also broadened its offering of die-cast collectibles to include high-profile, licensed vehicle replicas on behalf of World Championship Wrestling and Sony "Signature" performers. The majority of Racing Champions' products are sold through mass retailers, such as Wal-Mart, K-Mart, Target and Toys 'R' Us. Racing Champions has maintained strong profit margins while selling through the mass retail channel by offering high quality, collectible products, managing product availability, continuously updating its products, diligently controlling costs and realizing economies of scale.

         Racing Champions' predecessors, the RCI Group and the RCL Group, each began operations in 1989 with an initial product line of die-cast vehicles, including racing car replicas. The RCI Group, owned by Robert E. Dods and Boyd
L. Meyer, operated Racing Champions' domestic operations, while the RCL Group, owned by Peter K.K. Chung, operated Racing Champions' foreign operations. In 1990, Racing Champions shifted its focus to collectible stock car replicas and in 1991 obtained the license to use the NASCAR trademark and logo on its products and packaging.

        Over the next five years, Racing Champions experienced considerable growth in its NASCAR product line and through its introduction of collectible racing replicas from other major professional racing series. Racing Champions believes that the measures it undertook from 1991 through 1996 have significantly enhanced the Racing Champions brand name, thereby increasing demand for the Company's products. In turn, Racing Champions' mass merchant customers have responded by providing increased shelf space for Racing Champions' product lines. Racing Champions believes that its significantly broader product lines, enhanced brand name recognition among collectors and retailers and increased shelf space have positioned it to compete favorably in its principal channel of distribution.

        In 1996, Racing Champions successfully expanded into non-racing collectibles by introducing the Racing Champions Mint line of high quality classic and late-model die-cast vehicle replicas. Racing Champions continued this expansion in 1997 by introducing the Racing Champions Hot Rod Collection, and in 1998 launched Hot Country Steel and WCW collectible vehicles.

        On April 30, 1996, the Investor Group led by Willis Stein & Partners, L.P., a private investment fund, consummated the Recapitalization in which Racing Champions was formed as a new holding company for the purpose of acquiring the domestic operations of the RCI Group and the foreign operations of the RCL Group. This acquisition was accounted for using the purchase method of accounting.

        In June 1997, Racing Champions sold 5,357,142 shares of its common stock in an initial public offering. The net proceeds to the Company from the sale of the stock were approximately $69 million, after deduction of commissions and offering expenses. The net proceeds were used to redeem preferred stock issued in the Recapitalization, repay stockholder notes issued in the Recapitalization and repay bank borrowings incurred in connection with the Recapitalization.

        In June 1998, Racing Champions acquired Wheels Sports Group, Inc., subsequently renamed Racing Champions South, Inc. Racing Champions South markets and distributes collectible sports trading cards, primarily for the NASCAR market, and NASCAR souvenirs and apparel. In connection with this acquisition, Racing Champions issued 2.7 million shares of Common Stock and assumed outstanding options and warrants of Racing Champions South exercisable to purchase up to 0.8 million shares of Common Stock. The transaction was accounted for as a pooling of interests. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest reporting period.

         SALES AND EXPENSES. Racing Champions' sales are recognized as products are shipped. Racing Champions does not sell its products on consignment and ordinarily accepts returns only for defective merchandise. Returns have historically not been significant. In certain instances, where retailers are unable to resell the quantity of products which they have purchased from Racing Champions, Racing Champions may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions. These credits and other price concessions are evaluated and issued annually.

         Mass merchant retailers purchase Racing Champions' products either in the United States with credit terms ranging from 30 to 120 days or directly in Hong Kong with payment made by irrevocable letter of credit or wire transfer. By acquiring the products in Hong Kong, many of Racing Champions' retail customers are able to realize efficiencies with respect to cost and logistics. Because Racing Champions incurs significantly lower distribution and administrative costs with respect to direct shipments to customers from Hong Kong, a price discount of approximately 15% to 25% is granted. As a result, Hong Kong shipments have lower gross profit margins than domestic shipments. Therefore, the annual fluctuations in the mix of United States versus Hong Kong shipments will affect year-to-year comparability of net sales and gross profit margins. However, Racing Champions believes that the operating income margin is comparable for Hong Kong shipments due to the saved distribution and administrative costs. For the years ended December 31, 1998, 1997 and 1996, Hong Kong shipments constituted 45%, 52% and 43% respectively, of net sales.

         Racing Champions' three largest expense categories are cost of sales, royalties and sales commissions. Cost of sales consists primarily of purchases of finished products from Racing Champions' manufacturing suppliers. Royalties vary by product category and are paid on a quarterly basis. Multiple royalties may be paid on a product to various licensors. In 1998, aggregate royalties by product ranged from approximately 3% to 21% of Racing Champions' selling price. Sales commissions ranging from 3% to 10% of net sales are paid quarterly to Racing Champions' external sales representative organizations. In 1998, sales subject to commissions represented 56% of total net sales.

The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)        1998      1998        1997     1997         1996          1996
                                                    AMOUNT    PERCENT     AMOUNT   PERCENT      AMOUNT(1)     PERCENT
----------------------------------------------------------------------------------------------------------------------
Net sales                                          $156,464    100.0%    $83,745     100.0%    $  56,908       100.0%
Cost of sales                                        70,850     45.3      38,642      46.1        25,934        45.6
                                                   --------   ------     -------   -------     ---------      ------
Gross profit                                         85,614     54.7      45,103      53.9        30,974        54.4
Selling, general and administrative expenses         54,302     34.7      29,625      35.4        17,337        30.4
Merger related costs                                  5,526      3.5          --        --            --          --
Amortization of intangible assets                     2,663      1.7       2,216       2.7         1,539         2.7
                                                   --------   ------     -------   -------     ---------      ------
Operating income                                     23,123     14.8      13,262      15.8        12,098        21.3
Interest expense                                      2,751      1.8       5,220       6.2         6,780        11.9
Other expense                                           400      0.2         200       0.2           153         0.3
                                                   --------   ------     -------   -------     ---------      ------
Income before income taxes                           19,972     12.8       7,842       9.4         5,165         9.1
Income tax expense                                    8,231      5.3       3,306       4.0         1,793         3.2
                                                   --------   ------     -------   -------     ---------      ------
Net income from continuing operations
 before extraordinary item                           11,741      7.5       4,536       5.4         3,372         5.9
Discontinued operations, net of tax benefit of
 $428                                                    --       --       1,032       1.2            --          --
Extraordinary charge for early
 extinguishment of debt, net of tax benefit of
 $1,188                                               1,782      1.1          --        --            --          --
                                                   --------   ------     -------   -------     ---------      ------
Net income                                         $  9,959      6.4%    $ 3,504       4.2%    $   3,372         5.9%
                                                   --------   ------     -------   -------     ---------      ------
----------------------------------------------------------------------------------------------------------------------
Dividends accrued on preferred stock                     --       --         478       0.6           656         1.1
Net income available to common stockholders        $  9,959      6.4%    $ 3,026       3.6%    $   2,716         4.8%
----------------------------------------------------------------------------------------------------------------------
Net income per share
  Basic                                            $   0.62       --     $  0.25        --     $    0.29          --
  Diluted                                          $   0.61       --     $  0.24        --     $    0.28          --
Weighted average shares outstanding
  Basic                                              15,982       --      12,279        --         9,318          --
  Diluted                                            16,426       --      12,621        --         9,645          --

(1) Amounts for 1996 include twelve months of operations for Wheels Sports Group, Inc. consolidated with eight months of operations for Racing Champions, as Racing Champions commenced business on May 1, 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET SALES. Net sales increased $72.8 million, or 87.0%, to $156.5 million for the year ended December 31, 1998 from $83.7 million for the year ended December 31, 1997. This increase is primarily due to 66.6% growth in collectible die-cast replicas with the remainder of the growth attributable to increases in trading card, apparel and souvenir sales.

         GROSS PROFIT. Gross profit increased $40.5 million, or 89.8%, to $85.6 million for the year ended December 31, 1998 from $45.1 million for the year ended December 31, 1997. The gross profit margin (as a percentage of net sales) increased to 54.7% in 1998 from 53.9% in 1997. The gross profit margin increase is due to the increase in volume in 1998 and also due to the increase in domestic shipments (to 55% of net sales in 1998 from 48% of net sales in 1997) which have a higher gross profit margin than Hong Kong shipments. This increase was partially offset by increased cost of sales on the other collectible and apparel and souvenir lines. There were no major changes in the components of cost of sales in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $24.7 million, or 83.4%, to $54.3 million for the year ended December 31, 1998 from $29.6 million for the year ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 34.7% for the year ended December 31, 1998 from 35.4% for the year ended December 31, 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of spreading fixed selling and administrative expenses over higher sales volume. Amortization expense of $2.6 million and $2.2 million for the years ended December 31, 1998 and 1997, respectively, related primarily to intangible assets created in the Recapitalization.

         OPERATING INCOME. Operating income increased $9.8 million, or 73.7%, to $23.1 million for the year ended December 31, 1998 from $13.3 million for the year ended December 31, 1997. As a percentage of net sales, operating income decreased to 14.8% for the year ended December 31, 1998 from 15.8% for the year ended December 31, 1997. This decrease was due to $5.5 million in merger-related costs incurred in connection with the acquisition of Wheels Sports Group, Inc. Operating income excluding these nonrecurring merger-related costs was $28.6 million or 18.3% of net sales for 1998.

         INTEREST EXPENSE. Interest expense of $2.8 million and $5.2 million for the years ended December 31, 1998 and 1997, respectively, related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

         INCOME TAX. Income tax expense for the years ended December 31, 1998 and December 31, 1997 include provisions for federal, state and Hong Kong income taxes at an effective rate of 41.2% and 42.2%, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net sales increased $26.8 million, or 47.1%, to $83.7 million for the year ended December 31, 1997 from $56.9 million for the year ended December 31, 1996. This increase can be attributed to a slight increase in prices in 1997, but is primarily due to 38.5% growth in collectible die-cast replicas with the remainder of the growth attributable to the collectible pewter figures category, a new product introduction in 1997, and increases in apparel and souvenir sales.

         GROSS PROFIT. Gross profit increased $14.1 million, or 45.5%, to $45.1 million for the year ended December 31, 1997 from $31.0 million for the year ended December 31, 1996. The gross profit margin (as a percentage of net sales) decreased to 53.9% in 1997 from 54.4% in 1996. This decrease is due to the increase in Hong Kong shipments (to 52% of net sales in 1997 from 43% of net sales in 1996) which have a lower gross profit margin than domestic shipments. There were no major changes in the components of cost of sales in 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $12.3 million, or 71.1%, to $29.6 million for the year ended December 31, 1997 from $17.3 million for the year ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 35.4% for the year ended December 31, 1997 from 30.4% for the year ended December 31, 1996. The increase in selling, general and administrative expenses as a percentage of net sales was a result of an increase in fixed selling, general and administrative expenses related to the Racing Champions South operations. Amortization expense of $2.2 million and $1.5 million for the years ended December 31, 1997 and 1996, respectively, primarily related to intangible assets created in the Recapitalization.

         OPERATING INCOME. Operating income increased $1.2 million, or 9.9%, to $13.3 million for the year ended December 31, 1997 from $12.1 million for the year ended December 31, 1996. As a percentage of net sales, operating income decreased to 15.8% for the year ended December 31, 1997 from 21.3% for the year ended December 31, 1996.

         INTEREST EXPENSE. Interest expense of $5.2 million and $6.8 million for the years ended December 31,1997 and 1996, respectively, related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization.

         INCOME TAX. Income tax expense for the years ended December 31, 1997 and December 31, 1996 include provisions for federal, state and Hong Kong income taxes at an effective rate of 42.2% and 34.7%, respectively. The 1996 effective tax rate is lower than the 1997 effective tax rate due to the nontaxable income of Wheels prior to becoming a C corporation.

PRO FORMA OPERATING RESULTS

         The following table sets forth the unaudited pro forma income statement data for the Company for the years ended December 31, 1998, 1997 and 1996 giving effect to the acquisition of Wheels Sports Group, Inc. as if it had occurred on January 1, 1998 using the pooling-of-interests method of accounting, accounting for the purchase of High Performance Sports Marketing, Inc. and Press Pass Partners by Wheels as if the purchases had occurred on January 1, 1997, assuming that the initial public offering of Racing Champions occurred on January 1, 1997, and assuming that the Recapitalization of Racing Champions occurred on January 1, 1996. The unaudited pro forma data presented below does not purport to represent what the Company's actual results of operations would have been had these events occurred on the specified dates nor does it project the Company's results of operations for any future period.

                         FOR THE YEAR ENDED DECEMBER 31,

(Amounts in thousands                 1998(1)            %            1997(2)           %            1996(3)            %
except per share data)               --------          ------        --------          ------        -------          ------

Net sales                            $156,464          100.0%        $101,487          100.0%        $73,522          100.0%
Gross profit                           85,614           54.7           52,790           52.0          41,854           56.9
Operating income                       28,906           18.5           20,813           20.5          16,097           21.9
Net income                           $ 15,602           10.0         $ 10,081            9.9         $ 7,971           10.8
Net income per share:
  Basic                              $   0.98                        $   0.63                        $  0.52
  Diluted                            $   0.95                        $   0.61                        $  0.51


(1) Pro forma amounts exclude nonrecurring, merger-related and restructuring charges in connection with the acquisition of Wheels Sports Group, Inc. of approximately $5.8 million, as well as, approximately $0.4 million in interest on deferred financing charges and $1.8 million in extraordinary charges for the early extinguishment of debt.

(2) Pro forma amounts exclude the following items: (1) charges for the discontinued operations of World of Racing, Inc. of $1.5 million, (2) charges for the discontinued home decor product lines, including the goodwill related to the Emerald Sports Group, Inc. acquisition of $0.7 million, (3) expense related to the 1997 acquisitions which were treated as pooling-of-interests of $0.3 million, (4) accounting and audit fees of $0.5 million related to acquisition and year end accounting and auditing work,
     (5) one-time bonus payments of $0.2 million, (6) a net loss from the Wheels' trading card operations of $2.9 million which includes approximately $0.7 million related to defective products, (7) liquidation of discontinued High Performance product lines which generated $1.0 million in sales and $1.3 million in cost of sales in 1997, (8) one-time bonus payments of $1.6 million which primarily relate to a transfer of equity ownership to a key employee immediately prior to the Wheels acquisition of High Performance, (9) costs of $0.3 million incurred in connection with the integration of the other Wheels acquisitions into the High Performance facility in Mooresville, NC, (10) the impact of a discontinued Press Pass product line which generated minimal net sales and $0.5 million in cost of sales in 1997, and (11) compensation and rent expense of $0.6 million.

(3) Pro forma amounts exclude a nonrecurring bonus of $2.4 million and an inventory write-up adjustment of $1.4 million associated with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's continuing operations provided net cash of $2.6 million during the year ended December 31, 1998. This was primarily due to earnings from operations. Capital expenditures for the year ended December 31, 1998 were approximately $6.5 million, of which approximately $4.3 million was for molds and tooling.

         On June 11, 1998, in connection with the acquisition of Wheels Sports Group, Inc., the Company revised and amended its credit agreement with BankBoston, N.A. and certain other lenders. The revised and amended credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $12.0 million at any time prior to June 30, 2003, based upon levels of the Company's accounts receivable, inventory and cash flows and the amount of letter of credit exposure. The Company had $12.0 million outstanding under the revolving loan at December 31, 1998. The term loan in the principal amount of $22.0 million is due in scheduled quarterly payments with final maturity on June 30, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

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

         BankBoston's Hong Kong branch has made available to the Hong Kong Subsidiary a line of credit of up to $5.0 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 2% and are cross-guaranteed by Racing Champions, Inc. and the Hong Kong Subsidiary. At December 31, 1998 the Hong Kong Subsidiary had no outstanding borrowings under this line of credit.

         The Company's anticipated debt service obligations under the existing credit facilities for 1999 for scheduled interest and principal payments are approximately $5.9 million. Average annual debt service obligations under these same facilities through June 2003 are approximately $5.8 million.

         The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the timing of the racing season. Due to seasonal increases in demand for the Company's racing replicas, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 1999, principally for molds and tooling, will be approximately $7.5 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing. In connection with the Company's proposed acquisition of The Ertl Company, Inc., the Company will need to amend the credit agreement to increase its borrowing capacity thereunder.

YEAR 2000 PREPARATIONS

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

         The Company's State of Readiness. The Company's Year 2000 compliance program has focused on two initiatives: (1) a review of significant internal IT and non-IT systems to determine the extent of potential Year 2000 issues and to effect necessary upgrades with respect to Year 2000 compliance, and (2) the circulation of surveys to the Company's major vendors and customers to assess their Year 2000 readiness. The Company's main internal systems, including IT systems such as financial systems and core order processing systems, and non-IT systems have been tested and are either currently Year 2000 compliant or are expected to be Year 2000 compliant by the end of the second quarter of 1999. The Company has circulated surveys to approximately 100 of its key third party vendors and customers. Through December 31, 1998, approximately 50% of these surveys have been returned to the Company, and none of the surveys which have been returned indicate significant Year 2000 compliance issues.

         Costs to Address the Company's Year 2000 Issues. The majority of the Company's internal Year 2000 issues have been or will be corrected through systems upgrades for other business purposes or normal maintenance contracts. The costs of such upgrades through December 31, 1998 has been approximately $100,000. The estimated costs to complete all planned upgrades for the remaining systems still not compliant is not expected to exceed $100,000.

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

         The Company's Year 2000 Contingency Plans. By the end of the second quarter of 1999, the Company expects to be fully Year 2000 compliant. To the extent that any of the Company systems are not Year 2000 compliant by the end of the second quarter of 1999, the Company believes that it will have time to implement alternative IT systems or manual systems by the end of 1999 which should reduce the risk of non-compliance to the Company.

FORWARD-LOOKING STATEMENTS

         A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future products; (2) competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with race team owners, drivers, sponsors, agents, vehicle manufacturers, major race sanctioning bodies and other licensers; (4) the Company's assessment of the Year 2000 issue, including its identification, assessment, remediation and testing efforts, the dates on which the Company believes it will complete such efforts and the costs associated with such efforts, is based upon management's estimates, which were derived from numerous assumptions regarding future events, available resources, third-party remediation plans, the accuracy of testing of the affected systems and other factors, and no assurance can be given that these estimates will prove correct or that actual results will not differ materially from currently anticipated;
(5) the Company relies upon five independently owned factories located in China to manufacture its vehicle replicas and certain other products; (6) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and (7) the Company may be adversely affected by general economic conditions in its markets.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As a result of the terms of the credit agreement, the Company is sensitive to an increase in interest rates. In order to reduce its sensitivity to interest rate increases, in September 1997, the Company entered into a two-year interest rate swap agreement with its primary lender. Under this agreement, the Company hedges on a quarterly basis, a notional amount ranging between $7 million and $10 million through September, 1999, at a reserve adjusted Euro-rate of 6.20%. During 1998 and 1997, the impact of this agreement was insignificant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

         The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-1 of this report.

QUARTERLY RESULTS OF OPERATIONS

         The following tables set forth unaudited quarterly results of operations for each of the quarters in the years ended December 31, 1998 and 1997. All quarterly information was obtained from unaudited consolidated financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                                 FISCAL YEAR 1998
(Amounts in thousands, except per share data)                      Q1           Q2 (1)          Q3            Q4
Net sales                                                       $28,639        $42,693       $50,604       $34,528
Cost of sales                                                    12,083         19,168        23,351        16,248
                                                                -------        -------       -------       -------
Gross profit                                                     16,556         23,525        27,253        18,280
Selling, general and administrative expenses                     11,768         18,751        16,260        13,049
Amortization of intangible assets                                   663            669           666           665
                                                                -------        -------       -------       -------
Operating income                                                  4,125          4,105        10,327         4,566
Interest expense                                                    792            743           625           591
Other expense                                                       114             39            71           176
                                                                -------        -------       -------       -------
Income before income taxes                                        3,219          3,323         9,631         3,799
Income tax expense                                                1,543          1,372         3,856         1,460
                                                                -------        -------       -------       -------
Net income before extraordinary item                              1,676          1,951         5,775         2,339
Extraordinary item                                                  ---          1,782           ---           ---
                                                                -------        -------       -------       -------
Net income available to common stockholders                     $ 1,676         $  169       $ 5,775       $ 2,339
                                                                -------        -------       -------       -------
Net income per share before extraordinary item:
   Basic                                                        $  0.11        $  0.12       $  0.36       $  0.15
   Diluted                                                      $  0.10        $  0.12       $  0.35       $  0.14
Net income per share:
   Basic                                                        $  0.11        $  0.01       $  0.36       $  0.15
   Diluted                                                      $  0.10        $  0.01       $  0.35       $  0.14
Weighted average shares outstanding:
   Basic                                                         15,961         15,961        15,971        16,003
   Diluted                                                       16,359         16,292        16,430        16,502


(1) Second quarter selling, general and administrative expenses include approximately $5.8 million in nonrecurring, merger-related and restructuring charges incurred in connection with the acquisition of Wheels Sports Group, Inc. in June, 1998. Interest expense also includes approximately $0.4 million in interest expense on deferred financing costs of Wheels prior to the acquisition. The extraordinary item relates to the early extinguishment of debt on Wheels' books that was paid at the time of the acquisition by the Company.

                                                                              FISCAL YEAR 1997
(Amounts in thousands, except per share data)                    Q1            Q2            Q3            Q4
---------------------------------------------                 -------       -------       -------       -------
Net sales                                                     $17,195       $24,950       $24,291       $17,309
Cost of sales                                                   8,267        10,628        10,761         8,986
                                                              -------       -------       -------       -------
Gross profit                                                    8,928        14,322        13,530         8,323
Selling, general and administrative expenses                    5,718         7,274         7,497         9,136
Amortization of intangible assets                                 558           554           554           550
                                                              -------       -------       -------       -------
Operating income (loss)                                         2,652         6,494         5,479        (1,363)
Interest expense                                                2,409         2,142           303           366
Other expense                                                      43            42            65            50
                                                              -------       -------       -------       -------
Income (loss) before income taxes                                 200         4,310         5,111        (1,779)
Income tax expense (benefit)                                      185         1,888         1,897          (664)
                                                              -------       -------       -------       -------
Net income (loss) from continuing operations                       15         2,422         3,214        (1,115)
Discontinued operations                                           ---         1,032           ---           ---
                                                              -------       -------       -------       -------
Net income (loss)                                             $    15       $ 1,390       $ 3,214       $(1,115)
                                                              -------       -------       -------       -------
Net income (loss) per share from continuing operations:
   Basic                                                      $ (0.03)      $  0.20       $  0.21       $ (0.07)
   Diluted                                                    $ (0.02)      $  0.19       $  0.20       $ (0.07)
Net income (loss) per share:
   Basic                                                      $ (0.03)      $  0.11       $  0.21       $ (0.07)
   Diluted                                                    $ (0.02)      $  0.10       $  0.20       $ (0.07)
Weighted average shares outstanding:
   Basic                                                        9,427        11,030        15,388        15,576
   Diluted                                                      9,756        11,394        15,811        15,956


PRO FORMA QUARTERLY OPERATING RESULTS

         The following table sets forth the unaudited pro forma quarterly income statement data for the Company for the quarters in the year ended December 31, 1998, giving effect to the acquisition of Wheels Sports Group, Inc. as if it had occurred on January 1, 1998 using the pooling-of-interests method of accounting. The unaudited pro forma data presented below does not purport to represent what the Company's actual results of operations would have been had this acquisition occurred on that date nor does it project the Company's results of operations for any future period.

                                                              FISCAL YEAR 1998
                                       ------------------------------------------------------------
(Amounts in thousands,                 QUARTER 1       QUARTER 2        QUARTER 3         QUARTER 4
except per share data)                 ---------       ---------        ---------         ---------
Net sales                              $  28,639       $  42,693        $  50,604         $  34,528
Gross profit                              16,556          23,525           27,253            18,280
Operating income (1)                       4,383           9,630           10,327             4,566
Net income (2)                         $   2,129       $   5,359        $   5,775         $   2,339
Net income per share:
  Basic                                $    0.13       $    0.34        $    0.36         $    0.15
  Diluted                              $    0.13       $    0.33        $    0.35         $    0.14


(1) Pro forma amounts exclude nonrecurring, merger-related and restructuring charges in connection with the acquisition of Wheels Sports Group, Inc. of approximately $5.8 million.
(2) Pro forma amounts exclude items noted in (1) above as well as approximately $0.4 million in interest on deferred financing charges and $1.8 million in extraordinary charges for the early extinguishment of debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders which will be filed on or before April 30, 1999.

ITEM 11.   EXECUTIVE COMPENSATION

         Incorporated herein by reference to the discussion under "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders which will be filed on or before April 30, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the discussion under "Security Ownership" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders which will be filed on or before April 30, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the discussions under "Executive Compensation--Employment Agreements" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders which will be filed on or before April 30, 1999.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.   Exhibits:

       EXHIBIT
       NUMBER                          DOCUMENT DESCRIPTION
       -------                         --------------------

        3.1             Amended and Restated Certificate of Incorporation of the
                        Company.

        3.2 First Amendment to Amended and Restated Certificate of Incorporation of the Company.

        3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.1             Amended and Restated Credit Agreement, dated as of
                        June 17, 1997, by and among the Company, Racing Champions, Inc., BankBoston, N.A., as lender and agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22635)).

       10.2             Amendment No. 3 to Amended and Restated Credit
                        Agreement,      dated as of June 11, 1998, by and among
                        the Company, Racing Champions, Inc., BankBoston, N.A., as lender and agent, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 12, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on June 29, 1998).

       10.3 Amended and Restated Guarantee and Security Agreement, dated as of June 17, 1997, by and among the Company, Racing Champions, Inc. and BankBoston, N.A., as agent (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22635)).

       10.4 Warrant Agreement, dated as of August 5, 1998, between the Company and BankBoston, N.A., as warrant agent (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.5 Warrant dated December 31, 1997 issued by Wheels Sports Group, Inc. to Indosuez CM II, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.6 Registration Rights Agreement, dated as of December 31, 1997, between Wheels Sports Group, Inc. and Indosuez CM II, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.7 Warrant dated April 27, 1997 issued by Wheels Sports Group, Inc. to Schneider Securities, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.8* Employment Agreement, dated as of April 30, 1996, by and between Racing Champions, Inc. and Robert Dods (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1) (Registration No. 333-22493) filed with the Securities and Exchange Commission on February 27, 1997).

       10.9* Employment Agreement, dated as of April 30, 1996, by and between Racing Champions, Inc. and Boyd Meyer (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (Registration No. 333-22493) filed with the Securities and Exchange Commission on February 27, 1997).

       10.10* Employment Agreement, dated as of April 30, 1996, by and between Banerjan Company Limited and Peter Chung (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (Registration No. 333-22493) filed with the Securities and Exchange Commission on February 27, 1997).

       10.11* Employment Agreement, dated as of April 30, 1998, by and between Racing Champions, Inc. and Curt Stoelting (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.12* Employment Agreement, dated as of April 30, 1998, by and between Racing Champions, Inc. and Peter Henseler (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.13* Employment Agreement, dated as of April 30, 1998, by and between Racing Champions, Inc. and John Olsen (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.14* Employment Agreement, dated as of April 30, 1998, by and between Racing Champions, Inc. and Kevin Camp (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.15* 1996 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-22493) filed with the Securities and Exchange Commission on February 27, 1997).

       10.16* Amendment No. 1 to 1996 Key Employees Performance Compensation Plan (incorporated by reference to Exhibit
                        10.21 of the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration
                        No. 333-22493) filed with the Securities and Exchange Commission on April 11, 1997).

       10.17* Racing Champions Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       10.18* Racing Champions Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 of the Company's Pre-Effective Amendment No. 1 to
                        Registration Statement on Form S-1 (Registration No. 333-22493) filed with the Securities and Exchange Commission on April 11, 1997).

       10.19* Wheels Sports Group, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

       21               Subsidiaries of the Company.

       23               Consent of Arthur Andersen LLP.

       24 Power of Attorney (included as part of the signature page hereof).

       27               Financial Data Schedule.
---------------

*        Management contract or compensatory plan or arrangement.


(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K for the three months ended December 31, 1998

(c)      Financial statement schedules.

                           [ARTHUR ANDERSEN LLP LOGO]



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Racing Champions Corporation and Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Racing Champions Corporation included in this annual report and issued our report thereon dated February 15, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Chicago, Illinois
February 15, 1999

                                                                         Description
                                                               Valuation and Qualifying Accounts

                                 Balance at         Charged to Costs     Charged to Other                      Balance at end
        Description           Beginning of year       and Expenses           Accounts            Deductions    of year
        -----------           -----------------     ----------------     ----------------       ------------   -------------------
Allowance for doubtful
  accounts
Year ended December
  31, 1996                        $  455,000            $   39,000               --                     --            $   494,000
Year ended December
  31, 1997                        $  494,000            $1,068,000            $1,124,000                --            $ 2,686,000
Year ended December
  31, 1998                        $2,686,000            $  608,560               --              $(2,194,650)         $ 1,100,000


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

                                       Date:  March 29, 1999

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Dods              Chief Executive Officer  and Director        March 29, 1999
-----------------------------   (Principal Executive Officer)
Robert E. Dods

/s/ Boyd L. Meyer               President and Director                       March 29, 1999
-----------------------------
Boyd L. Meyer

/s/ Curtis W. Stoelting         Executive Vice President and Secretary       March 29, 1999
-----------------------------   (Principal Financial Officer and
Curtis W. Stoelting             Principal Accounting Officer)


/s/ Peter K.K. Chung            Director                                     March 29, 1999
-----------------------------
Peter K.K. Chung

/s/ Samuel B. Guren             Director                                     March 29, 1999
-----------------------------
Samuel B. Guren

/s/ Avy H. Stein                Director                                     March 29, 1999
-----------------------------
Avy H. Stein

/s/ Daniel M. Gill              Director                                     March 29, 1999
-----------------------------
Daniel M. Gill

/s/ John S. Bakalar             Director                                     March 29, 1999
-----------------------------
John S. Bakalar

/s/ John J. Vosicky             Director                                     March 29, 1999
-----------------------------
John J. Vosicky

/s/ Victor H. Shaffer           Director                                     March 29, 1999
-----------------------------
Victor H. Shaffer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Racing Champions Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of RACING CHAMPIONS CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each year in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Racing Champions Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each year in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                           ARTHUR ANDERSEN LLP

Chicago, Illinois
February 15, 1999

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        as of December 31, 1998 and 1997

                                                                                             December 31,
                                                                                          1998              1997
                                                                                     -------------     -------------
ASSETS
Current assets:
Cash and cash equivalents                                                            $   6,242,149     $   6,903,864
Restricted cash                                                                                  -         3,300,000
Accounts receivable, net of allowance for doubtful
 accounts of $1,100,000 and $2,686,000                                                  22,079,678        12,179,247
Other receivable                                                                           129,212                 -
Inventory                                                                               14,227,795         4,411,580
Deferred and prepaid taxes                                                                 801,763           712,813
Prepaid expenses                                                                         3,573,556         1,732,836
                                                                                     -------------------------------
Total current assets                                                                    47,054,153        29,240,340

Property and equipment:
Tooling                                                                                 14,233,994         9,962,090
Other equipment                                                                          5,369,794         3,116,510
                                                                                     -------------------------------
                                                                                        19,603,788        13,078,600
Less- Accumulated depreciation                                                          (6,369,639)       (3,129,961)
                                                                                     -------------------------------
                                                                                        13,234,149         9,948,639
Property held for sale                                                                     152,564           575,001
Excess purchase price over net assets acquired, net                                     99,726,572       101,569,087
Deferred financing costs                                                                         -         1,679,791
Other assets                                                                               337,050           254,625
                                                                                     -------------------------------

Total assets                                                                         $ 160,504,488     $ 143,267,483
                                                                                     ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                     $   9,627,308     $   5,899,375
Accrued expenses                                                                         6,674,031         7,450,949
Accrued royalties                                                                        4,958,052         3,247,232
Due to stockholders                                                                              -         5,250,000
Line of credit                                                                          12,000,000         7,229,776
Current maturities of term notes                                                         4,375,000         4,215,783
                                                                                     -------------------------------
Total current liabilities                                                               37,634,391        33,293,115
Term notes, less current maturities                                                     17,625,000        17,740,397
Deferred income taxes                                                                    2,663,255           630,210
                                                                                     -------------------------------
Total liabilities                                                                       57,922,646        51,663,722

Stockholders' equity:
Common stock, voting, $.01 par value, 28,000,000 shares authorized, 16,060,998 issued and outstanding at December 31, 1998 and 20,000,000 shares authorized,
15,960,794 shares issued and outstanding at December 31, 1997
                                                                                           160,610           159,608
Stock warrants outstanding                                                               2,376,040         2,376,040
Additional paid-in capital                                                              85,252,973        84,235,074
Retained earnings                                                                       14,792,219         4,833,039
                                                                                     -------------------------------
Total stockholders' equity                                                             102,581,842        91,603,761

Total liabilities and stockholders' equity                                           $ 160,504,488     $ 143,267,483
                                                                                     ===============================


The accompanying notes are an integral part of these consolidated balance sheets.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
              For the Years ended December 31, 1998, 1997, and 1996


                                                                            YEAR ENDED DECEMBER 31,
                                                                       1998           1997           1996
                                                                       ----           ----           ----
Net sales                                                           $156,463,996    $83,744,964    $56,908,028
Cost of sales, related party                                           8,218,345      5,242,441      3,990,651
Cost of sales, other                                                  62,631,886     33,399,973     21,943,100
                                                                    ------------------------------------------
Gross profit                                                          85,613,765     45,102,550     30,974,277
Selling, general and administrative expenses                          54,302,304     29,624,815     17,336,761
Merger-related costs                                                   5,525,695              -              -
Amortization of intangible assets                                      2,663,278      2,216,278      1,539,101
                                                                    ------------------------------------------
Operating income                                                      23,122,488     13,261,457     12,098,415
Interest expense                                                       2,750,781      5,219,853      6,780,129
Other expense                                                            399,499        200,401        153,471
                                                                    ------------------------------------------
Income before income taxes                                            19,972,208      7,841,203      5,164,815
Income tax expense                                                     8,231,028      3,305,892      1,793,495
                                                                    ------------------------------------------
Net income from continuing operations before extraordinary
 item                                                                 11,741,180      4,535,311      3,371,320
Discontinued operations, net of tax benefit of $428,000                        -      1,032,080              -
Extraordinary charge for early extinguishment of debt, net
   of tax benefit of $1,188,000                                        1,782,000              -              -
                                                                    ==========================================
Net income                                                          $  9,959,180     $3,503,231    $ 3,371,320
                                                                    ==========================================

Dividends accrued on preferred stock                                           -        478,422        656,040
                                                                    ------------------------------------------

Net income available to common stockholders                         $  9,959,180     $3,024,809    $ 2,715,280
                                                                    ==========================================

Pro forma income tax expense (unaudited)                                                               328,045
                                                                                                   -----------

Pro forma net income                                                                               $ 2,387,235
                                                                                                   ===========

Net income per share from continuing operations
  Basic                                                                    $0.73          $0.33          $0.29
  Diluted                                                                  $0.71          $0.32          $0.28

Net income per share from discontinued operations
  Basic                                                                    $   -          $0.08          $   -
  Diluted                                                                  $   -          $0.08          $   -

Net income per share from extraordinary item
  Basic                                                                    $0.11          $   -          $   -
  Diluted                                                                  $0.11          $   -          $   -

Net income per share
  Basic                                                                    $0.62          $0.25          $0.29
  Diluted                                                                  $0.61          $0.24          $4.28

Pro forma net income per share
  Basic                                                                    $   -          $   -          $0.26
  Diluted                                                                  $   -          $   -          $0.25

Weighted average shares outstanding:
  Basic                                                               15,981,952     12,279,111      9,318,340
  Diluted                                                             16,425,852     12,620,696      9,644,689

  The accompanying notes are an integral part of these consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
              for the Years Ended December 31, 1998, 1997 and 1996


                                                                                                           Stockholder
                                                              Stock                 Additional               loans &
                                        Common    Preferred   Warrants    Treasury    Paid-in    Retained    notes     Stockholders'
                                        Stock       Stock    Outstanding   Stock      Capital    Earnings   receivable     Equity
                                      --------    ---------  -----------  --------  ----------- ----------- ---------- -------------
Balance, January 1, 1996              $ 14,585    $       -  $         -  $      -  $   388,994 $   (58,729)$       -  $    344,850

Net Income                                   -            -            -         -            -   3,371,320         -     3,371,320

Issuance of stock                       78,853          787            -         -    8,782,383           -         -     8,862,023

Treasury stock acquisition                   -            -            -   (25,000)           -           -         -       (25,000)

Stockholder loan receivable                  -            -            -         -            -           -   (12,989)      (12,989)

Note receivable                              -            -            -         -            -           -   (95,436)      (95,436)

Treasury stock retirement                    -            -            -    25,000      (25,000)          -         -             -

Dividends paid                               -            -            -         -            -     (21,435)        -       (21,435)

Accrued dividends                            -      656,040            -         -            -    (656,040)        -             -
                                     ---------    ---------  -----------  --------  ----------- ----------- ---------  ------------
Balance, December 31, 1996              93,438      656,827            -         -    9,146,377   2,635,116  (108,425)   12,423,333

Net income                                   -            -            -         -            -   3,503,231         -     3,503,231

Issuance of stock in connection
 with purchase of:
   World of Racing, Inc. (158,100
    shares)                              1,581            -            -         -      618,419           -         -       620,000
   Emerald Sports Group, Inc.
    (33,150 shares)                        331            -            -         -      363,669           -         -       364,000
   High Performance Sports
    Marketing (226,666 shares)           2,267            -            -         -    3,997,733           -         -     4,000,000

   Press Pass Partners
   (306,000 shares)                      3,060            -            -         -    4,196,940           -         -     4,200,000

Initial public offering                 58,850            -      739,126         -   72,734,273           -         -    73,532,249
Redemption of preferred stock                -   (1,135,249)           -         -   (7,861,237)          -         -    (8,996,486)

Accrued dividends                            -      478,422            -         -            -    (478,422)        -             -
Consolidation of World of Racing, Inc.       -            -            -         -            -           -    95,436        95,436
Stockholder loan repayments                  -            -            -         -            -           -    12,989        12,989
Distribution to Subchapter S
 stockholder                                 -            -            -         -            -    (431,337)        -      (431,337)
Adjustment for converting from
 Subchapter S to C                           -            -            -         -      395,549    (395,549)        -             -

Issuance of stock warrants to bank           -            -    1,647,300         -            -           -         -     1,647,300

Stock warrants exercised                    81            -      (10,386)        -      121,665           -         -       111,360
Stock options issued                         -            -            -         -      521,686           -         -       521,686
                                     ---------    ---------  -----------  --------  ----------- ----------- ---------  ------------

Balance, December 31, 1997             159,608            -    2,376,040         -   84,235,074   4,833,039         -    91,603,761

Net income                                   -            -            -         -            -   9,959,180         -     9,959,180

Stock issued upon option exercise        1,002            -            -         -    1,006,491           -         -     1,007,493

Expense recognized under stock
 option grant                                -            -            -         -       11,408           -         -        11,408
                                     ---------    ---------  -----------  --------  ----------- ----------- ---------  ------------


Balance, December 31, 1998           $ 160,610    $       -  $ 2,376,040  $      -  $85,252,973 $14,792,219 $       -  $102,581,842
                                     =========    =========  ===========  ========= =========== =========== =========  ============


  The accompanying notes are an integral part of these consolidated statements.

                  Racing Champions Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the years ended December 31, 1998, 1997, and 1996

                                                                                 YEAR ENDED DECEMBER 31,
OPERATING ACTIVITIES                                                   1998             1997            1996
                                                                   ------------    ------------    ------------
Net income                                                         $  9,959,180    $  3,503,231    $  3,371,320
Adjustments to reconcile net income to net cash
    provided by operating activities-
       Loss from discontinued operations                                      -       1,032,080               -
       Extraordinary item                                             1,782,000               -               -
       Depreciation                                                   3,269,853       2,151,783         927,241
       Stock option expense                                                   -         521,686               -
       Provision for uncollectible accounts                                   -       1,068,000          39,000
       Interest on deferred financing costs                              12,862         462,587         745,820
       Write-off of unamortized goodwill related to Emerald                   -         364,000               -
       Amortization of intangibles                                    2,663,278       2,216,280       1,539,099
       Gain (loss) on disposition of assets                                   -          (9,530)          1,490
       Deferred income taxes                                          1,944,095        (501,828)        884,190
       Deferred interest on junior subordinated debt                          -       1,375,890       1,938,083
       Changes in operating assets and liabilities:
       Accounts receivable and other receivable                     (10,029,643)     (5,076,821)     (2,037,170)
       Inventory                                                     (9,816,215)       (721,594)      1,075,142
       Prepaid expenses                                              (1,840,720)       (135,931)       (171,963)
       Accounts payable and accrued expenses                          4,661,835       2,928,425       2,669,064
                                                                   ------------    ------------    ------------
Net cash provided by continuing operating activities                  2,606,525       9,178,258      10,981,316
Net cash used in discontinued operations                                      -        (630,000)              -
INVESTING ACTIVITIES
     Purchase of property and equipment                              (6,554,852)     (4,144,760)     (2,474,106)
     Purchase of property held for sale                                       -        (152,000)              -
     Proceeds from disposal of property & equipment                     421,929               -               -
     Purchase price in excess of net assets acquired                   (802,421)     (3,731,575)    (27,781,355)
     Increase in other non-current assets                              (215,841)              -               -
     Payment on note receivable                                               -               -          20,000
     Issuance of note receivable                                              -         (50,000)       (115,436)
                                                                   ------------    ------------    ------------
Net cash used by investing activities                                (7,151,185)     (8,078,335)    (30,350,897)

FINANCING ACTIVITIES
     Initial public offering                                                  -      73,781,027        (248,778)
     Stock issued for cash                                                    -               -       5,661,309
     Issuance of stock upon option exercise                           1,007,493               -               -
     Redemption of preferred stock                                            -      (7,862,000)              -
     Expense recognized for option grant                                 11,408               -               -
     Cash dividends paid on preferred stock                                   -      (1,134,486)              -
     Proceeds from bank term loans                                   12,002,111       8,000,000      40,000,000
     Payment on bank term loans                                     (11,948,184)    (29,300,000)     (3,100,000)
     Net borrowings on line of credit                                 4,770,224       6,485,650          19,000
     Proceeds from issuance of junior subordinated notes                      -               -      21,570,570
     Payment of junior subordinated notes                                     -     (39,441,054)              -
     Payment of deferred interest on junior subordinated notes                -      (3,403,651)              -
     Payment of senior subordinated notes                                     -      (8,020,000)              -
     Net (decrease)/increase in due to stockholders                  (5,250,000)     (1,117,008)        129,011
     Payment of three day notes                                               -               -     (38,934,116)
     Proceeds from long term debt, net of restricted cash                     -       6,470,783         340,047
     Payments on long term debt and capital leases                      (10,107)     (2,674,692)        (48,346)
     Proceeds from exercise of warrants                                       -         111,360               -
     Payment of deferred financing costs                                      -      (1,379,791)              -
     Distributions to Subchapter S stockholders                               -        (431,337)        (21,435)
     Purchase of treasury stock                                               -               -         (25,000)
     Decrease in note receivable from officer                                 -         133,747               -
     Release of escrowed cash                                         3,300,000               -               -
                                                                   ------------    ------------    ------------
Net cash provided by financing activities                             3,882,945         218,548      25,342,262


Net (decrease)/increase in cash and cash equivalents                   (661,715)        688,471       5,972,681

Cash and cash equivalents, beginning of year                          6,903,864       6,215,393         242,712
                                                                   ------------    ------------    ------------

Cash and cash equivalents, end of year                             $  6,242,149    $  6,903,864    $  6,215,393
                                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest during the year                          $  2,621,554    $  7,180,416    $  5,461,029
   Cash paid for taxes during the year                             $  6,820,559    $  1,792,649    $  4,339,689

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Proceeds from long term debt placed in escrow                   $          -    $  3,330,000    $          -
   Debt incurred in conjunction with acquisitions                  $          -    $  5,250,000    $          -
   Stock issued to affect acquisitions                             $          -    $  8,200,000    $  3,200,713
   Issuance of junior subordinated notes for acquisitions          $          -    $          -    $ 17,870,484
   Issuance of senior subordinated notes for acquisitions          $          -    $          -    $  8,020,000
   Issuance of three day notes for acquisitions                    $          -    $          -    $ 38,934,116
   Issuance of stock and junior subordinated note to officer for   $          -    $          -    $    120,758
   note receivable
   Capital lease obligations                                       $          -    $          -    $    314,834

  The accompanying notes are an integral part of these consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



1.   DESCRIPTION OF BUSINESS:

Founded in 1989, Racing Champions Corporation ("RCC") and its Subsidiaries, Racing Champions, Inc. ("RCI") and Racing Champions South, Inc. ("RCS") (collectively "the Company"), is a leading producer and marketer of racing die-cast replicas sold at major North American retail outlets. The Company has leveraged its retail presence and its relationship with NASCAR to become a designer and marketer of an extensive line of NASCAR products, which in addition to die-cast racing replicas consists of Press Pass trading cards, apparel and souvenirs. The Company has also broadened its offering of die-cast collectibles to include high profile, vehicle replicas including World Championship Wrestling and Sony "Signature" licenses. The Company has license agreements with major U.S. automotive manufacturers and most of the major motorsport sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well known characters and properties. The Company sells its products primarily in North America. Racing Champions Limited ("RCL"), a wholly owned subsidiary of RCI, oversees the production of the Company's products.

2.   RECAPITALIZATION

On April 30, 1996, an investor group consummated a recapitalization (the "Recapitalization") which involved the following: (a) the Company's purchase of all of the outstanding stock of RCI and substantially all of the assets of Dods-Meyer, Ltd. ("DML") (collectively the "RCI Group"); (b) the acquisition by Banerjan Company Limited (subsequently renamed Racing Champions Limited), of substantially all of the assets of Racing Champions Limited, Garnett Services, Inc. and Hosten Investment Limited (collectively the "RCL Group"); and (c) the contribution by the Company of all the outstanding stock of the Hong Kong subsidiary to RCI.

The Recapitalization was financed with $40,000,000 of bank borrowings and the issuance to management and the investor group of $8,020,000 of Senior Subordinated Notes, $38,245,820 of Series A Junior Subordinated Notes, $1,195,233 of the Company's Series B Preferred Stock, $118,840 of the Company's Nonvoting Common Stock and $881,160 of the Company's Common

Stock. All subordinated notes were paid in full in conjunction with the Company's initial public offering in June of 1997.

The acquisitions were accounted for using the purchase method of accounting. The excess purchase price over the book value of the net assets acquired was $93,547,442. Of this excess $88,663,805 has been recorded as an intangible asset and is being amortized on a straight-line basis over forty years and $4,883,637 was recorded as inventory and property and equipment.

3.  STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Foreign Currency Translation/Transactions

The financial statements consolidate the accounts of RCC and its wholly owned subsidiaries. All intercompany items and transactions have been eliminated. The consolidated statement of income for 1996 contains amounts for twelve months of Wheels (see note 5) and eight months of RCC, as RCC did not commence business until May 1, 1996.

Foreign subsidiary assets and liabilities are translated at the rates of exchange at the balance sheet date while income statement accounts are translated at the average exchange rates in effect during the period. Accordingly, exchange gains and losses resulting from translations for the years ended December 31, 1998, 1997 and 1996 were insignificant, however, if they were significant, the Company would have recorded such gains and losses as other comprehensive income and expense.

Transactions in foreign currencies are translated into the local currency at the rates which prevailed at the time of the transactions. Gains and losses on foreign currency transactions are included in income. For the years ended December 31, 1998, 1997 and 1996, gains and losses of such transactions were insignificant.

Revenue Recognition

The Company recognizes revenue based upon transfer of title of product to customers.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates.

For periods prior to 1997 Wheels did not include a provision for income taxes because the taxable income or loss was included in the income tax returns of the individual shareholders under the Subchapter S corporation election. Wheels converted to Subchapter C corporation status effective January 1, 1997 and as a result the retained earnings at January 1, 1997 were reclassified to additional paid-in-capital. For informational purposes, the consolidated statement of income for the year ended December 31, 1996 includes a pro forma income tax provision on taxable income for financial reporting purposes using statutory federal and state rates that would have resulted if Wheels had filed corporate tax returns during 1996.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial statement purposes. Accelerated methods are used for income tax purposes. The estimated useful lives used in computing depreciation for financial statement purposes are as follows:

           Asset Descriptions                            Estimated Useful Life
           ------------------                            ---------------------
Tooling                                                        4-8 years
Furniture and office equipment                                   7 years
Leasehold improvements                                        3-10 years
Computer systems                                                 5 years
Vehicles                                                         7 years
                                                              ==========

Property Held for Sale

Property held for sale consists of land and related improvements at December 31, 1998 and also included a building at December 31, 1997. Property held for sale is stated at the lower of cost or estimated net realizable value.

Excess Purchase Price Over Net Assets Acquired

Excess of purchase price over net assets acquired (goodwill) is amortized over 40 years on a straight-line basis and is tax deductible over 15 years. The Company periodically evaluates the carrying value of goodwill for possible impairment based upon expected future undiscounted operating cash flows. Amortization expense relating to excess of purchase price over the net assets for the years ended December 31, 1998, 1997, and 1996 was approximately, $2,700,000, $2,200,000 and $1,500,000, respectively.

Other Assets

Other assets at December 31, 1998 and 1997 consist primarily of refundable deposits for leased vehicles.

Concentration of Credit Risk

Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers in which there were two customers accounting for approximately 14% and 12% of net sales for the year ended December 31, 1998 and three customers accounting for approximately 22%, 16%, and 11% of net sales for the year ended December 31, 1997, and 19%, 17%, and 15% of net sales for the year ended December 31, 1996. Additionally, at December 31, 1998 three customers accounted for approximately 16%, 15%, and 10% of accounts receivable and at December 31, 1997 four customers accounted for approximately 16%, 16%, 12% and 11% of accounts receivable. The Company does not require collateral or other security to support customers' receivables. The Company conducts periodic reviews of its customers' financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased insurance which covers a portion of its receivables from major customers.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amounts of the Company's lines of credit, notes and other payables approximate their fair values either due to their short-term nature, the variable rates associated with these debt instruments or based on current rates offered to the Company for debt with similar characteristics.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. At December 31, 1998, $1,140,642, of direct-response advertising was included in prepaid expenses. Direct-response advertising expensed for the year ended December 31, 1998 was $1,350,899.

Accounting for Stock-Based Compensation

With respect to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB No. 25") "Accounting for Stock Issued to Employees, " to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. The Company has elected to continue to measure compensation cost under APB No. 25. If the APB No. 25 method is continued, pro forma disclosures are required as if SFAS No. 123 accounting provisions were followed.

Net Income Per Share

In December, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". The following table discloses the provisions set forth in SFAS No. 128:

                                                             Net                   Weighted                Per-Share
For the year ended December 31, 1998                        Income               Average Shares              Amount
------------------------------------                        ------               --------------          ---------------
Basic net income per share:
Net income available to common stockholders               $9,959,180              15,981,952              $   0.62

Plus effect of dilutive securities
 Stock options and warrants                                      ---                 443,900                     -
------------------------------------------------------------------------------------------------------------------------

Diluted net income per share:
Net income available to common stockholders plus
assumed conversions                                       $9,959,180              16,425,852              $   0.61
------------------------------------------------------------------------------------------------------------------------


     Options and warrants to purchase 611,114 shares of common stock at prices ranging from $11.27 to $16.18 were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise price was greater than the average market price of the common shares.


                                                             Net                   Weighted                Per-Share
For the year ended December 31, 1997                        Income               Average Shares              Amount
------------------------------------                        ------               --------------          ---------------
Basic net income per share:
Net income available to common stockholders               $3,024,809              12,279,111              $   0.25

Plus effect of dilutive securities
 Stock options and warrants                                      ---                 341,585                     -
------------------------------------------------------------------------------------------------------------------------

Diluted net income per share:
Net income available to common stockholders plus
assumed conversions                                       $3,024,809              12,620,696              $   0.24
------------------------------------------------------------------------------------------------------------------------


Options and warrants to purchase 505,366 shares of common stock at prices ranging from $13.48 to $16.18 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise price was greater than the average market price of the common shares.

                                                                Net             Weighted                  Per-Share
For the year ended December 31, 1996                          Income          Average Shares                Amount
------------------------------------                          ------          --------------              ---------
Basic net income per share:
Net income available to common stockholders               $ 2,715,280             9,318,340               $   0.29

Plus effect of dilutive securities
 Stock options                                                      -               326,349                      -
------------------------------------------------------------------------------------------------------------------------

Diluted net income per share:
Net income available to common stockholders plus
assumed conversions                                       $ 2,715,280             9,644,689               $   0.28
------------------------------------------------------------------------------------------------------------------------

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

4.  BUSINESS SEGMENT

In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales, in thousands, by each group of product lines and by distribution channel. Amounts for the year ended December 31, 1998 are as shown in the tables below. Information for the years ended December 31, 1997 and 1996 is not available.

Collectible die-cast                                             $118,658
Other collectibles                                                 13,039
Apparel and souvenirs                                              24,767
-------------------------------------------------------------------------
  Net Sales                                                      $156,464
-------------------------------------------------------------------------
Mass retail                                                      $107,301
Wholesale and trackside                                            28,392
Premium/promotional                                                12,320
Direct and other                                                    8,451
-------------------------------------------------------------------------
  Net Sales                                                      $156,464
-------------------------------------------------------------------------

5.   BUSINESS COMBINATIONS

RACING CHAMPIONS CORPORATION AND WHEELS SPORTS GROUP, INC.

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

(amounts in thousands)                             Six months
                                                     ended                Year ended             Year ended
                                                 June 30, 1998          December 31, 1997      December 31, 1996
                                                 -------------          -----------------      -----------------
Net sales:
Racing Champions                                   $ 48,855                $ 76,562                $ 49,385
Wheels                                               23,856                   7,491                   7,523
Intercompany sales                                   (1,379)                   (308)                    ---
                                                   --------                --------                --------
                                                   $ 71,332                $ 83,745                $ 56,908
                                                   ========                ========                ========
Net income:
Racing Champions                                   $  4,212                $  7,875                $  2,551
Wheels (includes $1.6 million of
merger costs and $1.8 million of
extraordinary charges, net of income
taxes)                                               (2,286)                 (6,792)                    820
Intercompany eliminations
 and tax adjustments                                    (81)                  2,421                     ---
                                                   --------                --------                --------
                                                   $  1,845                $  3,504                $  3,371
                                                   ========                ========                ========

In connection with the merger, the Company recorded a second quarter charge to operating expenses of $5.5 million ($3.3 million after taxes, or $0.20 per diluted common share) for direct and other merger related costs of $2.1 million and $3.4 million pertaining to restructuring of the Companies' combined operations.

Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs included severance for terminated employees and exit and agreement extension costs.

DIAMOND SPORTS GROUP, INC. AND GREEN'S RACING SOUVENIRS, INC.

On June 30, 1997, Wheels acquired 100% of the common stock of Diamond Sports Group, Inc. ("Diamond") a privately-held corporation located in Charlotte, North Carolina, in exchange for 485,000 shares of the Wheels' common stock. Diamond is engaged in merchandising NASCAR-oriented products and providing motorsports related hospitality management and corporation promotions.

On October 4, 1997, Wheels acquired 100% of the common stock of Green's Racing Souvenirs, Inc. ("GRS"), a privately-held company located in South

Boston, Virginia, in exchange for 175,000 shares of the Wheels' common stock. Green's is engaged in merchandising NASCAR-oriented racing souvenirs at race tracks and by mail.

The Diamond and GRS transactions constituted tax-free reorganizations and each has been accounted for using the pooling-of-interests method of accounting for business combinations. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Diamond and GRS. There were no material transactions between or among Diamond, GRS and Wheels prior to the combination. Certain reclassifications have been made to Diamond's and GRS' financial statements to conform to the Company's basis of presentation.

WORLD OF RACING, INC.

Wheels acquired World of Racing, Inc. ("WOR") through a wholly owned subsidiary on January 28, 1997, by exchanging 310,000 shares of the Wheels' common stock valued at $620,000 for 100% of the common stock of WOR. WOR was a privately-held South Carolina corporation incorporated in August 1996 to operate a fantasy race game. The transaction resulted in WOR becoming a wholly-owned subsidiary of Wheels.

Effective June 30, 1997, Wheels' Board of Directors voted to discontinue the operations of WOR and dispose of its assets. The acquisition of WOR was originally accounted for as a pooling-of-interests, but the discontinuance of its operations required the use of purchase accounting. The $561,914 unamortized goodwill, along with property plant and equipment with a net book value of approximately $132,000, were written off as of June 30, 1997. In addition, on June 30, 1997, Wheels recorded estimated operating losses from June 30, 1997, through the end of the phase-out period of approximately $222,000. Net liabilities of WOR at December 31, 1997, amounted to approximately $116,000 and are included in accrued expenses on the accompanying consolidated balance sheet. The loss from operations and the loss on disposition are presented as discontinued operations on the accompanying consolidated statement of operations for the year ended December 31, 1997. Net sales of WOR amounted to approximately $174,000 for the year ended December 31, 1997.

EMERALD SPORTS GROUP, INC.

On August 5, 1997, Wheels acquired 100% of the common stock of Emerald Sports Group, Inc. ("Emerald") a recently formed privately-held corporation located in Charlotte, North Carolina, in exchange for 65,000 shares of Wheels' common stock valued at $364,000. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired of approximately $408,000.

In December 1997, Wheels decided to merge the operations of Emerald into those of Diamond and to dispose of substantially all of Emerald's assets, with the exception of inventory, as of December 31, 1997. Accordingly, Wheels recorded provisions to write-off unamortized goodwill related to the Emerald acquisition of approximately $364,000, which is included in other expense on the accompanying consolidated statement of operations for the year ended December 31, 1997. In addition, certain costs totaling approximately $200,000 related to the disposal were accrued at December 31, 1997, and are included in accrued expenses and other expenses in the accompanying consolidated financial statements.

HIGH PERFORMANCE SPORTS MARKETING, INC.

Effective October 24, 1997, Wheels consummated the acquisition of High Performance Sports Marketing, Inc. ("High Performance"). High Performance is engaged in the merchandising of NASCAR apparel and souvenirs through mass market retailers and convenience stores. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired (assets acquired were approximately $2,349,000 and liabilities assumed were approximately $1,709,000) of approximately $9,432,000. Consideration paid by Wheels consisted of cash in the amount of $1,672,000, promissory notes totaling $1,000,000, and 444,444 shares of Wheels' common stock valued at $4,000,000. In addition, the terms of the purchase agreement between High Performance and Wheels required an additional cash payment to be made at closing of $3,250,000 (the "Additional Cash Consideration"). Payment of the Additional Cash Consideration was paid out of escrowed funds ("Escrowed Funds") established in connection with Wheels' Credit Facility obtained December 31, 1997. Escrowed funds are shown as restricted cash on the accompanying consolidated balance sheet at December 31, 1997. In December 1997, certain officers and directors of Wheels executed a pledge agreement under which an aggregate of approximately 1,000,000 shares of personally-owned stock of Wheels was pledged to secure payment of the Additional Cash Consideration.

In April 1998, Wheels negotiated the release of $500,000 of Escrowed Funds as partial satisfaction of the Additional Cash Consideration. In addition, Wheels agreed to pay an extension fee of $450,000 to the former High Performance stockholders, $250,000 of which was paid on April 22, 1998. The remaining $200,000 was paid on June 12, 1998 along with the remainder of the Additional Cash Consideration.

PRESS PASS PARTNERS

Effective December 31, 1997, Wheels consummated the acquisition of Press Pass Partners, ("Press Pass") through a transaction in which the two corporate partners of Press Pass were merged into two newly formed subsidiaries of the Company. Press Pass is a designer and marketer of collectible trading cards featuring NASCAR and other sports personalities. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired (assets acquired were approximately $2,074,000 and liabilities assumed were $1,544,000) of approximately $7,812,000. Consideration paid by Wheels consisted of cash of $3,100,000, promissory notes totaling $1,000,000, and 600,000 shares of Wheels' common stock valued at $4,200,000.

6.       INCOME TAXES:

For financial reporting purposes, income before income taxes includes the following components:

                                                                               Year           Year              Year
                                                                               Ended          Ended             Ended
                                                                            December 31,    December 31,      December 31,
                                                                               1998           1997               1996
                                                                            ----------------------------------------------
           Pretax income:
              United States.........................................        $ 19,773,490    $  7,696,151     $  5,067,955
              Foreign...............................................             198,718         145,052           96,860
                                                                            ---------------------------------------------
                                                                            $ 19,972,208    $  7,841,203     $  5,164,815
                                                                            =============================================

The significant components of income tax expense are as follows:

                                                                               Year           Year                Year
                                                                               Ended          Ended               Ended
                                                                            December 31,    December 31,        December 31,
                                                                               1998           1997                 1996
                                                                            ------------------------------------------------
           Current
              Federal..........................................             $  5,018,002    $  2,733,091     $    749,095
              State.............................................                 716,857         482,310          160,210
              Foreign..........................................                    2,716          10,319               --
                                                                            ---------------------------------------------
                                                                               5,737,575       3,225,720          909,305
           Deferred
              Federal..........................................                2,179,619          44,681          759,177
              State.............................................                 311,374           6,383          108,454
              Foreign..........................................                    2,460          29,108           16,559
                                                                            ---------------------------------------------
                                                                               2,493,453          80,172          884,190
                                                                            ---------------------------------------------
                             Income tax expense                             $  8,231,028    $  3,305,892     $  1,793,495
                                                                            =============================================


A reconciliation of statutory Federal tax rate and actual effective income tax rate is as follows:

                                                                                  Year           Year              Year
                                                                                  Ended          Ended             Ended
                                                                                December 31,   December 31,      December 31,
                                                                                  1998           1997              1996
                                                                                ---------------------------------------------

           Statutory rate.......................................                  34.0%          34.0%             34.0%
           State taxes, net of federal benefit................                     4.8            4.8               4.8
           Non taxable income................................                       --             --              (6.4)
           Other.................................................                  2.4            3.4               2.3
                                                                                --------------------------------------------
           Effective rate........................................                 41.2%          42.2%             34.7%
                                                                                ============================================


The significant components of deferred tax assets and liabilities are as follows:

                                                                                December 31,      December 31,
                                                                                   1998              1997
                                                                                ------------------------------
           Current deferred tax assets
              Reserves and allowances........................                   $   380,573        $   840,981
                                                                                ------------------------------
                 Total current                                                      380,573            840,981

           Noncurrent deferred tax liabilities
              Intangible assets.................................                 (3,947,665)        (2,452,634)
              Property and equipment........................                       (563,650)          (581,906)
              Operating loss carryforward.....................                    1,668,493          1,576,293
              Other................................................                 179,567            828,037
                                                                                ------------------------------
                  Total noncurrent                                               (2,663,255)          (630,210)


                                                                                ------------------------------
           Net deferred tax (liabilities) assets                                $(2,282,682)        $  210,771
                                                                                ------------------------------

7.  DEBT

In conjunction with the Company's initial public offering, the Company revised and amended its bank agreement on June 17, 1997. The amended credit agreement provided for a revolving loan and a five-year term loan. The revolving loan allowed the Company to borrow up to $5 million at any time prior to June 28, 2002, based upon levels of the Company's accounts receivable, inventory and cash flows. At December 31, 1997 there were $5,000,000 of borrowings outstanding on the revolving loan. The revolving loan was amended on June 11, 1998 in conjunction with the business combination of RCC and Wheels. The amended agreement provides for a revolving loan which allows the Company to borrow up to $12 million at any time prior to June 30, 2003. At December 31, 1998 there was $12,000,000 outstanding on the revolving loan.

The term loan was amended on June 11, 1998 increasing the principal amount to $25 million and extending the final maturity to June 30, 2003. The outstanding balance on the term loan at December 31, 1998 was $22,000,000 of which $4,375,000 was current, and at December 31, 1997 was $15,600,000, of which $3,950,000 was current.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial covenants which require the Company to achieve certain financial ratios and place restrictions on capital expenditures. As of December 31, 1998, the Company was in compliance of all but one covenant, for which the Company had obtained a waiver.

Borrowings under the credit agreement bear interest, at the Company's option, at the bank's base rate plus a margin that varies between 0.0% and 0.75% or at a reserve adjusted Eurodollar rate plus a margin that varies between 1.5% and 2.25%. All amounts outstanding under the credit agreement are secured by substantially all of the assets of the Company.

The Company's Hong Kong subsidiary entered into a credit agreement with a bank that provides for a line of credit of up to $5 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 2% and are cross-guaranteed by RCI and RCL. As of December 31, 1998 and 1997 there were no outstanding borrowings under this line of credit.

In September 1997, the Company entered into a two-year interest rate swap agreement with its primary lender. Under this agreement, the Company hedges on a quarterly basis, a notional amount ranging between $7 million and $10 million through September, 1999, at a reserve adjusted Euro-rate of 6.20%. During 1998 and 1997, the impact of this agreement was insignificant.

During 1997 Wheels had lines of credit with various banks of $1,050,000 available borrowings. The borrowings outstanding on these lines of credit as of December 31, 1997 were $731,176. In 1998 the outstanding borrowings were paid in full and the lines of credit were terminated.

As of December 31, 1997 Wheels had three separate notes payable to stockholders, which were issued in connection with its previous business combinations, discussed in Note 5. At December 31, 1997 there were $5,250,000 outstanding on these notes payable. In 1998 these notes were paid in full.

On December 31, 1997, Wheels established a Credit Facility with Credit Agricole Indosuez providing a $7.7 million term loan and up to $10 million in revolving loans. At December 31,1997, Wheels had outstanding $7,747,783 on term loan and $1,498,600 in revolving loans. The revolving loan proceeds, together with the existing funds of Wheels, were used to repay $2.1 million in outstanding secured debt. Term loan proceeds of $4.4 million were used to fund the cash consideration payable under terms of the Press Pass acquisition, and to pay certain expenses incurred in connection with the Press Pass and High Performance acquisitions, discussed in Note 5. Additional term loan proceeds of $3.3 million were placed in an escrow account to fund the Additional Cash Consideration incurred in the High Performance acquisition. Escrowed Funds, which are shown as restricted cash in the accompanying consolidated balance sheet at December 31, 1997, were released to former stockholders upon the merger of Wheels with RCC.

In connection with establishing the Credit Facility, Wheels granted to Credit Agricole Indosuez a warrant to purchase 509,358 shares of Wheels' common stock at a price of $3.50 per share. The warrant is exercisable through December 31, 2007. The exercise price and number of shares to be purchased are subject, from time to time, to certain antidilutive adjustments. Wheels recorded a discount on long term debt obtained under the Credit Facility based on the estimated fair value of the warrants at December 31, 1997. Wheels amortized the discount and included it as a component of interest expense over the term of the term loans using the effective interest rate method. Wheels also incurred financing costs, which were deferred and amortized over the term of the Credit Facility.

All obligations outstanding under the Credit Agricole Indosuez Credit Facility were paid in full in conjunction with the merger of Wheels and RCC, and the related warrant was converted into a warrant to purchase the combined Company's stock, discussed in Note 5. The unamortized discount on the debt at the time of the merger has been recorded as an extraordinary item in the accompanying consolidated statement of income for 1998, related to the early extinguishment of this debt.

Long term debt consists of the following:

                                                              December 31,1998         December 31, 1997
                                                              ----------------         -----------------
Various notes payable to banks and
financing institutions, net of unamortized
discount of $1,647,300, due in monthly                        $            ---         $       6,356,180
payments at interest rates ranging from
4.9% to 10.7% at December 31, 1997, paid
in full in 1998.

Term Loan payable to the bank, bearing
interest ranging from 6.6875% to 6.8125%
as of December 31, 1998, with principal
payments in amounts varying from
$1,000,000 to $1,500,000 with final                                 22,000,000                15,600,000
payment due June 30, 2003.
                                                              ----------------         -----------------
                                                                    22,000,000                21,956,180
Less  --- current maturities                                         4,375,000                 4,215,783
                                                              ----------------         -----------------
                                                              $     17,625,000         $      17,740,397
                                                              ================         =================



Principal maturities of long-term debt are as follows:

       2000                                   $   4,750,000
       2001                                       5,250,000
       2002                                       5,750,000
       2003                                       1,875,000
       ----------------------------------------------------
          Total long-term debt                $  17,625,000
                                              =============

8. COMMITMENTS AND CONTINGENCIES:

Rental expense under cancellable and noncancellable operating leases amounted to approximately $1.4 million for the year ended December 31, 1998. Commitments for future minimum lease payments with terms extending beyond one year at December 31, 1998, for noncancellable operating leases are as follows:

---------------------------------------------------------------------
1999..............................                         $1,385,687
---------------------------------------------------------------------
2000..............................                            950,286
---------------------------------------------------------------------
2001..............................                            463,602
---------------------------------------------------------------------
2002..............................                            269,278
---------------------------------------------------------------------
2003..............................                             79,524
---------------------------------------------------------------------
Thereafter........................                         $  196,898
---------------------------------------------------------------------

9. LEGAL PROCEEDINGS

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

In May 1997, a proposed class action lawsuit was filed against several trackside vendors, including GRS. The complaint alleges that the defendants have engaged in price fixing activities at certain NASCAR events in violation of federal anti-trust laws. Plaintiffs seek an unspecified amount of compensatory and punitive damages and also an order enjoining the alleged price fixing practices. GRS has entered into a joint defense agreement with certain co-defendants pursuant to which defense costs are being reimbursed by defendant Americrown Service Corporation. The existing joint defense agreement is to remain in effect through class certification proceedings. The Company expects that GRS will vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

10. CAPITAL STOCK:

On April 9, 1997, the Company issued a 7.885261-for-one stock split of common stock and increased in the number of authorized shares to 20,000,000 shares of voting common stock and 1,000,000 shares of nonvoting common stock. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

On June 11, 1998, in conjunction with the merger of Wheels and Racing Champions Corporation, discussed in Note 5, the Company increased the total number of authorized shares of common stock to 28,000,000 shares.

On June 17, 1997, the Company sold 5,357,142 shares of its common stock in an initial public offering. The net proceeds to the Company from the sale of the stock were approximately $69 million, after deduction of commissions and offering expenses. Approximately $9 million of the net proceeds was used to redeem preferred stock issued in the Recapitalization; $43 million was used to repay stockholder notes issued in the Recapitalization; and $17 million was used to repay bank borrowings incurred in connection with the Recapitalization. In addition, the Company filed its Restated Certificate of Incorporation to eliminate the preferred stock and the nonvoting common stock. All nonvoting common stock was exchanged on a 1 for 1 basis for common stock of the Company.

In April 1997, Wheels completed an initial public offering of 1,035,000 shares of Wheels' common stock at a price of $6.00 per share, resulting in net proceeds of $4,732,260. Included as part of the offering were warrants for the purchase of an additional 517,500 shares of Wheels' common stock at an exercise price of $7.08 per share. The warrants, which were immediately exercisable, expire in April 2002 and may be redeemed by the Company beginning April 1998 under certain terms and conditions at a price of $0.05 per warrant. Holders of outstanding warrants have no voting or other rights as a stockholder of the Company. In addition, Wheels agreed to issue and sell to the underwriter of its public offering, for nominal consideration, warrants to purchase an aggregate of 90,000 shares of Wheels' common stock and an additional 90,000 Wheels warrants at a price of $8.70 per Wheels common share, commencing April 1998 and expiring in April 2003. Warrants subject to purchase under warrants issued to the underwriter have terms identical to those sold as part of Wheels initial public offering. Wheels assigned $739,126 of the total net proceeds of the offering to the value of stock warrants issued.

Further, Wheels entered into an agreement with the underwriter which provided that, if the underwriter arranged for the purchase or sale of substantially all of the assets of Wheels, or for a merger, consolidation or acquisition accepted by Wheels during the five-year period ending April 2002, Wheels would pay the underwriter a fee ranging from 3% - 5% of the total consideration received. In connection with this, Wheels agreed to pay the underwriter a consulting fee of $70,000. This amount was accounted for as a cost of the initial public offering.

11. STOCK OPTION PLAN:

The Company has adopted a 1996 Employee Stock Option Plan for its key employees. The Employee Stock Option Plan is administered by the Board of Directors. The Company has reserved 415,041 shares of common stock for issuance under the plan. On April 30, 1996 and June 1, 1996, the Company granted 311,281 and 20,752 options, respectively, to purchase shares of common stock at an exercise price equal to fair market value as determined by the Board of Directors in connection with the Recapitalization. These options vest equally over a five year period. The options will expire on the earlier of the tenth anniversary of the date of grant or 30 days after the date of termination of the employees' employment with the Company.

In April, 1997 the Company adopted the Racing Champions Corporation Stock Incentive Plan, under which the Board of Directors may grant options to purchase up to 311,852 shares of common stock to executives or key employees of the Company. In 1997, the Company granted 185,753 options to purchase shares of common stock at an exercise price equal to fair market value. In 1998 this plan was amended to allow the granting of options to purchase up to 600,000 shares of common stock. In 1998 the Company granted options to purchase 390,601 shares. Part of these options vested immediately and the rest vest over a five year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employees' employment with the Company.

As part of the merger with Wheels, the Company adopted the Wheels 1996 Omnibus Stock Plan, under which the Company has 400,000 shares of its common stock reserved for issuance under this plan. In 1997, 254,940 options to purchase shares of the Company's common stock were granted.

Stock option activity for the Company's stock option plans for the years ended December 31, 1996, 1997 and 1998, is as follows:

                                                                           Weighted         Shares
                                                                           Average       Available for
                                                                           Exercise         Future
1996                              Shares                Price                Price          Grants
----                              ------               ------              --------      -------------
Granted                          332,033             $   0.13              $ 0.13
Exercised                             --                   --                  --
Cancelled                             --                   --                  --

                                --------
Outstanding as of December 31,
1996                             332,033                                                   483,008



1997

Granted                          440,693             $9.84 - $16.18        $12.91
Exercised                             --                --                     --
Canceled                           1,275             $  11.57              $11.57

                                --------
Outstanding as of December 31,
1997                             771,451                                                   643,590

                                                                           Weighted         Shares
                                                                           Average       Available for
                                                                           Exercise         Future
                                  Shares                Price                Price          Grants
                                  ------               ------              --------      -------------
1998
----

Granted                          390,601           $9.187 - $13.50         $  11.35
Exercised                        100,204           $ 0.13 - $14.00         $  10.05
Cancelled                        195,116           $ 9.84 - $16.18         $  12.61
                                 -------
Outstanding as of December 31,
1998                             866,732                                                   448,105

The following table summarizes information about stock options outstanding at December 31,1998:

                                         Options Outstanding                          Options Exercisable
                      ---------------------------------------------------------      ----------------------------

    Range of                              Weighted-Average           Weighted-                        Weighted-
    Exercise            Number               Remaining                Average          Number          Average
     Prices           Outstanding         Contractual Life        Exercise Price     Exercisable    Exercise Price
    --------          -----------         ----------------        --------------     -----------    --------------
     $0.13              328,033                 7.3                    $ 0.13         128,813            $ 0.13
     $9.19 to
     $9.84               61,920                 8.6                    $ 9.68          46,920            $ 9.84
    $11.00 to
     $16.18             476,779                 8.0                    $12.67         212,993            $13.20


Had compensation costs for the stock options issued been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                           1998                      1997                1996
                                         ----------                ----------          ----------
Net Income available to
common stockholders
     As reported                         $9,959,180                $3,024,809          $2,715,280
     Pro forma                           $9,558,193                $2,532,114          $2,713,607
Basic net income per share
     As reported                         $     0.62                $     0.25          $     0.29
     Pro forma                           $     0.60                $     0.21          $     0.29
Diluted net income per share
     As reported                         $     0.61                $     0.24          $     0.28
     Pro forma                           $     0.58                $     0.20          $     0.28


The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, risk free rates of return from 4.7% to 7.0%, volatility factors of 41% to 60%, and expected life of 7 to 10 years. The weighted average fair value of options granted under the Company's stock plan for the years ended December 31, 1998, 1997 and 1996 was $6.98, $6.91 and $6.91 per share, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may be granted.

12. RELATED PARTY TRANSACTIONS

The Company purchased $8,218,345, $5,242,441, and $3,990,651 of product during 1998, 1997 and 1996, respectively from a company controlled by a relative of one of the Company's stockholders.

During 1996, an officer of the Company held ownership interests in two of the Company's suppliers. These interests were disposed of by December 31, 1996. During 1996, the Company paid $5,553,383 and $5,666,247 to these suppliers, respectively, for purchases of die cast vehicle replicas.

The Company leases warehouse space from a party related to an officer/director of the Company. Rent expense for the years ended December 31, 1998, 1997, and 1996 was $82,120, $68,814, and $41,440 respectively.

RCS leases certain buildings which are owned by stockholders and/or directors of the Company. These leases are accounted for as operating leases and have terms from 1 to 5 years. The Company incurred rental expense on these leases of $51,598 and $15,400 during the years ended December 31, 1997 and 1996, respectively. In 1998 the lessor is no longer a related party.

RCS entered into a lease for a building on October 1, 1996, with a company owned by three of the former stockholders of Diamond. The lease term was for three years with an option to purchase the building during the lease term and a mandatory purchase requirement at the end of 1999. The lease was capitalized using a rate of 9%. Minimum monthly lease payments were $2,400. Lease payments, representing interest, made during the years ended December 31, 1997 and 1996, were $19,200 and $9,200. In August 1997, the Company exercised its right to purchase the building for approximately $308,000; accordingly, the capital lease obligation has been removed from the books at December 31, 1997. In 1998, the Company sold the building for approximately the net book value.

During the year ended December 31, 1996, the Company leased office space from a party related to a director of the Company. Rent expense for the year ended December 31, 1996 was $241,036.

The Company pays sales commissions to an external sales representative organization, of which one of the principals of this organization is a relative of an officer/director of the Company. For the years ended December 31, 1998, 1997, and 1996, commissions of $283,226, $168,239 and $85,393, respectively were allocated to the related principal.

13.        EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) savings plan as of December, 1996, which became effective on January 1, 1997. Employees meeting certain eligibility requirements, as defined, may contribute up to 15% of pre-tax gross wages, subject to certain restrictions. The Company will make matching contributions of 50% of the employees contributions up to 5% of employee wages. In 1998 and 1997 the Company's contributions were approximately $94,000 and $46,000 respectively.

14. SUBSEQUENT EVENT

On February 1,1999, the Company announced that they had signed a letter of intent to acquire The Ertl Company, Inc., a wholly-owned subsidiary of U.S. Industries, Inc. The acquisition, which is subject to due diligence, completion of a definitive purchase agreement, regulatory approvals and other customary closing conditions, is expected to close in April 1999. It is expected that the transaction will be accounted for under the purchase method of accounting.