Form 10-Q
period 1999-03-31
RACING CHAMPIONS CORP
filed 1999-05-14
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    ---------

                       Commission file number:   0-22635
                                              --------------

                          Racing Champions Corporation
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                 36-4088307
-----------------------------------  -------------------------------------------
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

                    Yes    X           No
                         ------             ------

On March 31, 1999, there were outstanding 16,085,998 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                            Page
Item 1.    Consolidated Balance Sheets as of March 31, 1999 and
           December 31, 1998..................................................3

           Consolidated Statements of Income for the Quarters
           Ended March 31, 1999 and 1998......................................4

           Consolidated Statements of Cash Flows for the Quarters
           Ended March 31, 1999 and 1998......................................5

           Notes to Unaudited Consolidated Financial Statements...............6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................10

Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk..............................................................14

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................15

Item 2.    Changes in Securities and Use of Proceeds.........................15

Item 3.    Defaults Upon Senior Securities...................................15

Item 4.    Submission of Matters to a Vote of Security Holders...............15

Item 5.    Other Information.................................................15

Item 6.    Exhibits and Reports on Form 8-K..................................15

           Signatures........................................................17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Racing Champions Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)


                                                                     MARCH 31, 1999          DECEMBER 31, 1998
                                                                  -------------------------------------------------
                                                                       (UNAUDITED)              (UNAUDITED)
ASSETS
Cash and cash equivalents                                              $     3,833             $     6,242
Accounts receivable, net                                                    24,732                  22,208
Inventory                                                                   15,022                  14,228
Other current assets                                                         7,010                   4,376
Property and equipment, net                                                 13,726                  13,387
Excess purchase price over net assets acquired, net                         99,067                  99,726
Other non-current assets                                                       343                     337
                                                                  -------------------------------------------------
         Total assets                                                  $   163,733             $   160,504
                                                                  =================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                  $    22,094             $    21,259
Bank term loans                                                             21,000                  22,000
Line of credit                                                              12,000                  12,000
Deferred income taxes                                                        3,119                   2,663
                                                                  -------------------------------------------------
         Total liabilities                                                  58,213                  57,922
Stockholders' equity                                                       105,520                 102,582
                                                                  -------------------------------------------------
         Total liabilities and stockholders' equity                    $   163,733             $   160,504
                                                                  =================================================












          See accompanying notes to consolidated financial statements.

Racing Champions Corporation and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share data)


                                                                         FOR THE QUARTER ENDED MARCH 31,
                                                      --------------------------------------------------------------
                                                                       1999                           1998
                                                      --------------------------------------------------------------
                                                                   (UNAUDITED)                     (UNAUDITED)
Net sales                                                   $         35,272                    $     28,639
Cost of sales                                                         16,618                          12,083
                                                      --------------------------------------------------------------
Gross profit                                                          18,654                          16,556
Selling, general and administrative expenses
                                                                      12,690                          11,768
Amortization of intangible assets                                        713                             663
                                                      --------------------------------------------------------------
Operating income                                                       5,251                           4,125
Interest expense                                                         564                             792
Other expense                                                             60                             114
                                                      --------------------------------------------------------------
Income before income taxes                                             4,627                           3,219
Income tax expense                                                     1,874                           1,543
                                                      --------------------------------------------------------------
Net income                                                  $          2,753                    $      1,676
                                                      ==============================================================
Net income per common share:
  Basic                                                     $           0.17                    $       0.11
                                                      ==============================================================
  Diluted                                                   $           0.17                    $       0.10
                                                      ==============================================================
Weighted average shares outstanding:
  Basic                                                               16,081                          15,961
  Diluted                                                             16,557                          16,359















          See accompanying notes to consolidated financial statements.

Racing Champions Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)


                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                          ---------------------------------------------------
                                                                    1999                      1998
                                                          ---------------------------------------------------
                                                                (UNAUDITED)               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $      2,753            $        1,676
  Depreciation and amortization                                      1,547                     1,612
  Deferred taxes and interest                                          362                       355
  Gain on sale of assets                                                13                        35
  Other                                                                  -                       430
  Changes in operating assets and liabilities                       (5,110)                   (5,666)
                                                          ---------------------------------------------------
    Net cash provided by operating activities                         (435)                   (1,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (1,201)                   (1,562)
  Proceeds from disposal of property and
    equipment                                                           15                         -
  Purchase price in excess of net assets
    acquired                                                             -                      (554)
  Increase in other non-current assets                                 (68)                     (221)
                                                          ---------------------------------------------------
    Net cash used by investing activities                           (1,254)                   (2,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing from bank, net                                          (1,000)                     (397)
  Issuance of common stock                                             275                         -
  Expense recognized under option grants                                 5                         -
                                                          ---------------------------------------------------
    Net cash used by financing activities                             (720)                     (397)
    Net decrease in cash and cash
    equivalents                                                     (2,409)                   (4,292)
                                                          ---------------------------------------------------
Cash and cash equivalents, beginning of
  period                                                             6,242                     6,904
                                                          ---------------------------------------------------
Cash and cash equivalents, end of period                      $      3,833            $        2,612
                                                          ===================================================

Supplemental information:
Cash paid during the period for:
  Interest                                                    $        493            $          589
  Taxes                                                       $        186            $           36



          See accompanying notes to consolidated financial statements.

RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Racing Champions Corporation ("the Company") and its wholly-owned subsidiaries, Racing Champions, Inc., Racing Champions Limited and Racing Champions South, Inc. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.


                                             Six months ended  Year ended
                                             ----------------  ----------
                                             June 30, 1998     December 31, 1997
                                             -------------     -----------------
Net Sales:
       Racing Champions                          $48,855           $76,562
       Wheels                                     23,856             7,491
        Intercompany sales                        (1,379)             (308)
                                                 -------           -------
       Combined                                  $71,332           $83,745
                                                 =======           =======

Net income:
       Racing Champions                          $ 4,212           $ 7,875
       Wheels                                     (2,286)           (6,792)
       Intercompany eliminations
         and tax adjustments                         (81)            2,421
                                                 -------           -------
       Combined                                  $ 1,845           $ 3,504
                                                 =======           =======


In connection with the merger, the Company recorded a second quarter charge to operating expenses of $5.5 million ($3.3 million after taxes, or $0.20 per diluted common share) for direct and other merger-related costs of $2.1 million and $3.4 million pertaining to the merger and restructuring of the Companies' combined operations.

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

NOTE 4 - RECAPITALIZATION

On April 30, 1996, an investor group consummated a recapitalization (the "Recapitalization") which involved the following: (a) the Company's purchase of all of the outstanding stock of Racing Champions, Inc. ("RCI") and substantially all of the assets of Dods-Meyer, Ltd. ("DML") (collectively the "RCI Group");
(b) the acquisition by Banerjan Company Limited (subsequently renamed Racing Champions Limited) of substantially all of the assets of Racing Champions Limited, Garnett Services, Inc. and Hosten Investment Limited (collectively the "RCL Group"); and ( c ) the contribution by the Company of all the outstanding stock of Racing Champions Limited to RCI.

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

NOTE 5 - COMMON AND PREFERRED STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:


                                                                  SHARES OUTSTANDING AT     SHARES OUTSTANDING AT
                             AUTHORIZED SHARES      PAR VALUE          MARCH 31, 1999          DECEMBER 31, 1998
                             -----------------      ---------          --------------          -----------------
Voting Common Stock               28,000,000            $.01             16,085,998               16,060,998


On June 17, 1997, the Company filed its Restated Certificate of Incorporation to eliminate the Series A preferred stock, Series B preferred stock and nonvoting common stock.

NOTE 6 - DEBT

In conjunction with the acquisition of Wheels, the Company amended its bank agreement on June 11, 1998. The amended credit agreement provides for a revolving loan and a five-year term loan. The revolving loan allows the Company to borrow up to $12 million at any time prior to June 30, 2003, based upon levels of the Company's accounts receivable, inventory and cash flows. At March 31, 1999, there was $12,000,000 outstanding on the revolving loan. The term loan was in the principal amount of $25 million, with final maturity at June 30, 2003. The outstanding balance on the term loan at March 31, 1999 was $21,000,000 of which all was long term (see note 8.)

Borrowings under the credit agreement bear interest, at the Company's option, at the bank's base rate plus a margin that varies between 0.00% and 0.75% or at a reserve adjusted Eurodollar rate plus a margin that varies between 1.50% and 2.25%. All amounts outstanding under the credit agreement are secured by substantially all of the assets of the Company.

Borrowings under this credit agreement were paid in full subsequent to March 31, 1999 (see note 8.)

NOTE 7 - PER SHARE INFORMATION

In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Furthermore, the consolidated financial statements have been retroactively adjusted to reflect a 7.885261-for-one stock split issued on April 9, 1997.

NOTE 8 - SUBSEQUENT EVENTS

On April 13, 1999 the Company completed the acquisition of The Ertl Company, Inc. and certain of its affiliates. The transaction is being accounted for under the purchase method of accounting. The all-cash purchase price of $104.5 million was funded with the proceeds of a drawdown under the Company's new $175 million credit facility.

The new credit agreement provides for a five year revolving loan, five year term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At April 13, 1999, the Company had $24.3 million outstanding on the revolving loan. The term loan, in the principal amount of $115.0 million is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004.

The term loan and the revolving term loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 0.50% or at a LIBOR rate plus margin that varies between 0.75% and 1.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and is currently 0.50% for base rate loans and 1.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. Currently, the commitment fee is 0.30% per annum on the average daily unused portion of the revolving loan.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

    Net sales. Net sales increased $6.7 million, or 23.4%, to $35.3 million for the three months ended March 31, 1999 from $28.6 million for the three months ended March 31, 1998. The increase in sales is primarily attributable to a 52% growth in sales of die-cast vehicle replicas. Furthermore, sales of other NASCAR and licensed merchandise comprised nearly 20% of total sales for the quarter.

     Gross profit. Gross profit increased $2.1 million, or 12.7%, to $18.7 million for the three months ended March 31, 1999 from $16.6 million for the three months ended March 31, 1998. The gross profit margin (as a percentage of net sales) decreased to 53.0% in 1999 compared to 58.0% in 1998. The Company earned higher gross margins in the first quarter of 1998, mostly due to the special 50th Anniversary NASCAR products that carried higher gross margin and which are not being offered in 1999. There were no major changes in the components of cost of sales.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million, or 7.6%, to $12.7 million for the three months ended March 31, 1999 from $11.8 million for the three months ended March 31, 1998. The increase in selling, general and administrative expenses is primarily due to increased direct marketing expenses, which totaled approximately $0.8 million or 2.3% of sales. Direct marketing expense for the first quarter of 1998 was approximately $13,000. As a percentage of net sales, selling, general and administrative expenses decreased to 36.0% for the three months ended March 31, 1999 from 41.3% for the three months ended March 31, 1998.

    Operating income. Operating income increased $1.2 million, or 29.3%, to $5.3 million for the three months ended March 31, 1999 from $4.1 million for the three months ended March 31, 1998. As a percentage of net sales, operating income increased to 15.0% for the three months ended March 31, 1999 from 14.3% for the three months ended March 31, 1998. The increase in operating income is a result of holding selling, general and administrative expenses relatively constant over a larger volume of net sales.

    Interest expense. Interest expense of $0.6 million for the three months ended March 31, 1999 and $0.8 million for the three months ended March 31, 1998 related primarily to bank term loans.

    Income tax. Income tax expense for the three months ended March 31, 1999, and March 31, 1998 include provisions for federal, state and Hong Kong income taxes at an effective rate of 40.5% and 47.9%, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used net cash of $0.4 million during the three months ended March 31, 1999. Capital expenditures for the three months ended March 31, 1999 were approximately $1.2 million, of which approximately $1.0 million was for molds and tooling.

On June 11, 1998, the Company amended its credit agreement with BankBoston, N.A. and certain other lenders. As discussed below, on April 13, 1999, the Company paid all outstanding amounts under the amended credit agreement and entered into a new credit facility. The amended credit agreement provided for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allowed the Company to borrow up to $12.0 million at any time prior to June 30, 2003, based upon levels of the Company's accounts receivable, inventory and cash flows and the amount of letter of credit exposure. The Company had $12.0 million outstanding under the revolving loan at March 31, 1999. The term loan in the principal amount of $21.0 million was due in scheduled quarterly payments with final maturity on June 30, 2003. All borrowings under the credit agreement were secured by substantially all of the assets of the Company.

The term loan and the revolving term loan beared interest, at the Company's option, at BankBoston's base rate plus a margin that varied between 0.00% and 0.75% or at a reserve adjusted Eurodollar rate plus margin that varied between 1.50% and 2.25%. The applicable margin was based on the Company's financial performance and was 0.00% for base rate loans and 1.50% for Eurodollar loans. The credit agreement required the Company to pay a commitment fee of 0.50% per annum on the average daily unused portion of the revolving loan.

BankBoston's Hong Kong branch has made available to the Company's Hong Kong subsidiary a line of credit of up to $5.0 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 2% and are cross-guaranteed by Racing Champions Inc. and the Hong Kong subsidiary. At March 31, 1999 the Hong Kong subsidiary had no outstanding borrowings under this line of credit.

On April 13, 1999, in conjunction with the Company's acquisition of The Ertl Company, Inc. and certain of its affiliates ("Ertl"), the Company paid all outstanding amounts on its current credit facility and entered into a new credit facility. The new credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At April 13, 1999, the Company had $24.3 million outstanding on the revolving loan. The term loan in the principal amount of $115.0 million is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004.

The term loan and the revolving term loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 0.50% or at a LIBOR rate plus margin that varies between 0.75% and 1.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and is currently 0.50% for base rate loans and 1.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated total debt to consolidated EBITDA. Currently, the commitment fee is 0.30% per annum on the average daily unused portion of the revolving loan.

The Company's anticipated debt service obligations under the new credit facility for 1999 for scheduled interest payments are approximately $6.0 million. Average annual debt service obligations under these same facilities through March, 2004 are approximately $34.5 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the timing of the racing season. Due to seasonal increases in demand for the Company's racing replicas, working capital financing requirements are usually highest during the third quarter and fourth quarters. The Company expects that capital expenditures during 1999, principally for molds and tooling, will be approximately $7.5 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the new credit facility will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.

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

         The Company's State of Readiness. The Company's Year 2000 compliance program has focused on two initiatives: (1) a review of significant internal IT and non-IT systems to determine the extent of potential Year 2000 issues and to effect necessary upgrades with respect to Year 2000 compliance, and (2) the circulation of surveys to the Company's major vendors and customers to assess their Year 2000 readiness. The Company's main internal systems, including IT systems such as financial systems and core order processing systems, and non-IT systems have been tested and are either currently Year 2000 compliant or are expected to be Year 2000 compliant by the end of the second quarter of 1999. The Company has circulated surveys to approximately 100 of its key third party vendors and customers. Through March 31, 1999, approximately 52% of these surveys have been returned to the Company, and none of the surveys which have been returned indicate significant Year 2000 compliance issues.

         Costs to Address the Company's Year 2000 Issues. The majority of the Company's internal Year 2000 issues have been or will be corrected through systems upgrades for other business purposes or normal maintenance contracts. The costs of such upgrades through March 31, 1999 has been approximately $125,000. The estimated costs to complete all planned upgrades for the remaining systems still not compliant is not expected to exceed $100,000.

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

                           FORWARD-LOOKING STATEMENTS

         A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future products; (2) competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with race team owners, drivers, sponsors, agents, vehicle manufacturers, major race sanctioning bodies and other licensers; (4) the Company's assessment of the Year 2000 issue, including its identification, assessment, remediation and testing efforts, the dates on which the Company believes it will complete such efforts and the costs associated with such efforts, is based upon management's estimates, which were derived from numerous assumptions regarding future events, available resources, third-party remediation plans, the accuracy of testing of the affected systems and other factors, and no assurance can be given that these estimates will prove correct or that actual results will not differ materially from currently anticipated;
(5) the Company relies upon five independently owned factories located in China to manufacture its racing replicas and certain other products; (6) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (7) the Company's ability to integrate and assimilate the business of Ertl; (8) Ertl's sales have historically been seasonal, with an increase in sales in the third and fourth quarters of the calendar year, and this seasonality may affect the Company's operating results in future periods; and (9) general economic conditions in the Company's markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of the terms of the Company's credit agreement, the Company is sensitive to an increase in interest rates. In order to reduce its sensitivity to interest rate increases, in September 1997, the Company entered into a two-year interest rate swap agreement with its primary lender. Under this agreement, the Company hedges on a quarterly basis, a notional amount ranging between $7 million and $10 million through September, 1999, at a reserve adjusted Euro-rate of 6.20%. During the first quarters of 1999 and 1998, the impact of this agreement was insignificant.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders of the Company during the first quarter of 1999.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits:

              3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 29,
                       1999).

              3.2 First Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 29, 1999).

              3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1998).

              27       Financial Data Schedule

        (b)   Reports on Form 8-K: None in the first quarter of 1999.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Dated this 14th day of May, 1999.

                              RACING CHAMPIONS CORPORATION

                              By              /s/ Robert E. Dods
                                 -----------------------------------------------
                                   Robert E. Dods, Chief Executive Officer


                              By           /s/ Curtis W. Stoelting
                                 -----------------------------------------------
                                   Curtis W. Stoelting, Executive Vice
                                  President - Finance and Operations and
                                                  Secretary