Form 10-K405/A
period 1998-12-31
RACING CHAMPIONS CORP
filed 1999-06-28
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

ITEM 6. SELECTED FINANCIAL DATA (amounts in thousands, except per share amounts)

         The following table sets forth selected financial data with respect to the Company for each of the periods indicated. The data for the years ended December 31, 1994 and 1995 and for the four months ended April 30, 1996 are derived from audited combined financial statements of the Predecessor -- RCI Group. The data for the fiscal years ended March 31, 1995 and 1996 and for the one month ended April 30, 1996 are derived from audited combined financial statements of the Predecessor -- RCL Group. The data for the years ended December 31, 1996, 1997 and 1998 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, as indicated in their report included elsewhere herein.

         The pro forma financial data for the year ended December 31, 1997 which gives effect to the acquisitions of High Performance Sports Marketing, Inc. and Press Pass Partners by Wheels Sports Group Inc. ("Wheels") as if the purchases had occurred on January 1, 1997 and as if Racing Champions' initial public offering and Wheels' initial public offering had occurred on January 1, 1997 are presented for informational purposes only and are not necessarily indicative of the results of future operations of the Company or the actual results that would have been achieved had such events occurred on such dates.

                                  Predecessor - RCI Group(1)            The Company             Pro Forma
                                  --------------------------  --------------------------------  ----------
                                                      Four
                                Year      Year       Months
                                Ended     Ended      Ended    Year ended Year ended Year ended  Year ended
                               Dec. 31   Dec. 31    April 30    Dec. 31   Dec. 31     Dec. 31     Dec. 31
                                1994      1995        1996       1996      1997       1998 (2)    1997 (2)
                               -------   -------    --------  ---------- ----------  ---------  ----------
Statement of Income Data:
  Net sales                    $43,268   $48,592    $ 16,614   $  56,908 $   83,745  $ 156,464  $  105,605
  Gross profit                  18,056    23,036       7,210      30,974     45,103     85,614      52,332
  Operating income               8,565     9,724         108      12,098     13,262     23,123      13,040
  Net income from continuing
   operations                  $ 8,224   $ 9,392    $     72   $   3,372 $    4,536  $  11,741  $    5,418
Per Share Data:
  Net income from continuing
   operations before
   extraordinary item
    Basic                                                      $    0.29 $     0.33  $    0.73  $     0.34
    Diluted                                                         0.28       0.32       0.71        0.33
  Cash dividends                                                       -          -          -           -
  Book value
    Basic                                                      $    0.35       7.46  $   11.01
    Diluted                                                         0.34       7.26      10.64
  Weighted average common
   shares and common share equivalents
   outstanding
    Basic                                                          9,318     12,279     15,982
    Diluted                                                        9,645     12,621     16,426

                                  Predecessor - RCL Group(1)
                               ----------------------------------
                                Fiscal Years          One month
                               ended March 31       ended Apr. 30
                               -----------------    -------------
                                1995       1996        1996
                               -------   -------    -------------
Statement of Income Data:
  Net sales                    $22,331   $37,322    $  3,852
  Gross profit                   5,288     7,085         752
  Operating income               2,066     2,725         507
  Net income                   $ 2,079   $ 2,603    $    488
                                                                                                             Dec. 31,
                                                                                                               1998
                                                                                                            ----------
                                                                                                              Actual
                                                                                                            ----------
Balance Sheet Data:
  Working capital                                                                                           $    9,420
  Total assets                                                                                                 160,504
  Total debt                                                                                                    34,000
  Total stockholders' equity                                                                                   102,582

(1) On April 30, 1996, Racing Champions Corporation acquired the RCI Group and the RCL Group in a recapitalization transaction. Accordingly, the RCI Group and RCL Group selected financial data is provided as predecessor companies to Racing Champions Corporation (the Registrant).

(2) The following supplemental financial data for the Company for the years ended December 31, 1998 and 1997 give effect to the acquisitions of High Performance Sports Marketing, Inc. and Press Pass Partners by Wheels as if the purchases had occurred on January 1, 1997, assume that the initial public offerings of Racing Champions and Wheels occurred on January 1, 1997, and exclude certain nonrecurring charges as reflected in the supplemental footnotes.


                          SUPPLEMENTAL FINANCIAL DATA


                                    Year-ended         Percent       Year-ended        Percent
                                      Dec 31,          of Net          Dec 31,          of Net
(Amounts in thousands                 1998(a)           Sales           1997(b)         Sales
except per share data)              ----------         -------       ----------        -------
Net sales                            $156,464          100.0%        $101,487          100.0%
Gross profit                           85,614           54.7           52,790           52.0
Operating income                       28,906           18.5           20,813           20.5
Net income                           $ 15,602           10.0         $ 10,081            9.9
Net income per share:
  Basic                              $   0.98                        $   0.63
  Diluted                            $   0.95                        $   0.61

(a) Amounts exclude nonrecurring, merger-related and restructuring charges in connection with the acquisition of Wheels of approximately $5.5 million, as well as approximately $0.3 million in nonrecurring compensation and rent expense, $0.4 million in interest on deferred financing charges and $1.8 million in extraordinary charges for the early extinguishment of debt. Merger transaction costs consisted primarily of fees for investment bankers of approximately $0.6 million, professional advisers including legal and accounting of approximately $0.9 million and financial printing and other related costs of approximately $0.6 million. Restructuring costs included primarily severance for terminated employees of approximately $1.1 million, agreement extension costs of approximately $1.5 million and facility and other exit costs of approximately $0.8 million.

(b) Amounts exclude the following items: (1) charges for the discontinued operations of World of Racing, Inc. of $1.5 million, (2) charges for the discontinued home decor product lines, including the goodwill related to the Emerald Sports Group, Inc. acquisition of $0.7 million, (3) expenses related to the 1997 acquisitions which were treated as pooling-of-interests of $0.3 million, (4) accounting and audit fees of $0.5 million related to acquisition and year end accounting and auditing work, (5) one-time bonus payments of $0.2 million, (6) a net loss from the Wheels' trading card operations of $2.9 million which includes approximately $0.7 million related to defective products, (7) liquidation of discontinued High Performance product lines which generated $1.0 million in sales and $1.3 million in cost of sales in 1997, (8) one-time bonus payments of $1.6 million which primarily relate to a transfer of equity ownership to a key employee immediately prior to the Wheels acquisition of High Performance,
     (9) costs of $0.3 million incurred in connection with the integration of the other Wheels acquisitions into the High Performance facility in Mooresville, NC, (10) the impact of a discontinued Press Pass product line which generated minimal net sales and $0.5 million in cost of sales in 1997, and (11) compensation and rent expense of $0.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless indicated otherwise, references to "Racing Champions" or the "Company" are to Racing Champions Corporation and its subsidiaries, including the operations of the RCI Group and the RCL Group prior to April 30,1996, references to "Wheels" are to Wheels Sports Group, Inc. prior to its acquisition by the Company on June 12, 1998, and references to "Racing Champions South" are to Wheels Sports Group, Inc., which was renamed Racing Champions South, Inc., after its acquisition by the Company on June 12, 1998.

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

         In June 1998, Racing Champions acquired Wheels Sports Group, Inc., subsequently renamed Racing Champions South, Inc. Racing Champions South markets and distributes collectible sports trading cards, primarily for the NASCAR market, and NASCAR souvenirs and apparel. In connection with this acquisition, Racing Champions issued 2.7 million shares of Common Stock and assumed outstanding options and warrants of Racing Champions South exercisable to purchase up to 0.8 million shares of Common Stock. The transaction was accounted for as a pooling of interests. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest reporting period. In connection with the merger, the Company recorded a charge to operating expenses in the second quarter of 1998 of approximately $5.5 million, including $2.1 million for direct and other merger related costs and $3.4 million relating to restructuring of the Companies' combined operations. Merger transaction costs consisted primarily of fees for investment bankers of approximately $0.6 million, professional advisors including legal and accounting of approximately $0.9 million and financial printing and other related costs of approximately $0.6 million. Restructuring costs included primarily severance for terminated employees of approximately $1.1 million, agreement extension costs of approximately $1.5 million and facility and other exit costs of approximately $0.8 million. These costs were expended by the Company prior to December 31, 1998.

         Racing Champions decided to restructure Racing Champions South primarily to facilitate the integration of six acquisitions made by Wheels in 1997. The two largest acquisitions were made late in the fourth quarter of 1997, and had not yet been fully integrated into the operations of Wheels. Management also wanted to realign the operations of Wheels to conform to Racing Champions. This meant integrating and operating under Racing Champions' internal operating policies and procedures, primarily in the areas of sales and marketing, production and order processing, and finance and administration. All restructuring charges were accrued and expensed in the financial statements during the second quarter of 1998. The restructuring was substantially completed by the end of the third quarter of 1998, with all restructuring charges expended before December 31, 1998. During this period, there were no changes in the original restructuring plan or in the estimates recorded. The Company believes that the restructuring will lower operating expenses, primarily in the area of selling, general and administrative costs, in future periods.

         As noted above, Wheels consummated a number of acquisitions during 1997 and incurred significant expenses in connection with such acquisitions. A summary of these acquisitions follows.

         Diamond Sports Group, Inc. and Green's Racing Souvenirs, Inc. On June 30, 1997, Wheels acquired 100% of the common stock of Diamond Sports Group, Inc. ("Diamond"), a privately-held corporation located in Charlotte, North Carolina, in exchange for 485,000 shares of Wheels' common stock. Diamond is engaged in merchandising NASCAR-oriented products and providing motorsports related hospitality management and corporation promotions.

         On October 4, 1997, Wheels acquired 100% of the common stock of Green's Racing Souvenirs, Inc. ("GRS"), a privately-held company located in South Boston, Virginia, in exchange for 175,000 shares of Wheels' common stock. GRS is engaged in merchandising NASCAR oriented racing souvenirs at race tracks and by mail.

         Wheels accounted for each of the Diamond and GRS transactions using the pooling-of-interests method of accounting for business combinations. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Diamond and GRS.

         World of Racing, Inc. Wheels acquired World of Racing, Inc. ("WOR") through a wholly owned subsidiary on January 28, 1997, by exchanging 310,000 shares of Wheels' common stock valued at $620,000 for 100% of the common stock of WOR. WOR was a privately-held South Carolina corporation incorporated in August 1996 to operate a fantasy race game. The transaction resulted WOR becoming a wholly-owned subsidiary of Wheels. Effective June 30, 1997, Wheels' Board of Directors voted to discontinue the operations of WOR and dispose of its assets. The acquisition of WOR was originally accounted for as a pooling of interests, but the discontinuance of its operations required the use of purchase accounting. The $561,914 unamortized goodwill, along with property plant and equipment with a net book value of approximately $132,000, were written off as of June 30, 1997. In addition, as of June 30, 1997, Racing Champions recorded estimated operating losses from June 30, 1997, through the end of the phase-out period of approximately $222,000. Net liabilities of WOR at December 31, 1997, amounted to approximately $116,000 and are included in other current liabilities on the Company's consolidated balance sheet. The loss from operations and the loss on disposition are presented as discontinued operations on the Company's consolidated statement of operations for the year ended December 31, 1997. Net sales of WOR amounted to approximately $174,000 for the year ended December 31, 1997.

         Emerald Sports Group, Inc. On August 5, 1997, Wheels acquired 100% of the common stock of Emerald Sports Group, Inc. ("Emerald"), a privately-held corporation located in Charlotte, North Carolina, in exchange for 65,000 shares of Wheels' common stock valued at $364,000. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired of approximately $408,000. In December 1997, Wheels decided to merge the operations of Emerald into those of Diamond and to dispose of substantially all of Emerald's assets, with the exception of inventory, as of December 31, 1997. As a result of the disposition of substantially all of Emerald's assets and the discontinuance of its operations, Wheels recorded a provision to reflect the impairment of unamortized goodwill related to the Emerald acquisition of approximately $364,000, which is included in other expense on the Company's consolidated statement of operations for the year ended December 31, 1997. In addition, costs totaling approximately $200,000 related to the disposal were accrued at December 31, 1997, and subsequently paid in 1998.

         High Performance Sports Marketing, Inc. Effective October 24, 1997, Wheels consummated the acquisition of High Performance Sports Marketing, Inc. ("High Performance"). High Performance is engaged in the merchandising of NASCAR apparel and souvenirs through mass market retailers and convenience stores. Consideration paid by Wheels consisted of cash in the amount of $1,672,000, promissory notes totaling $1,000,000 and 444,444 shares of Wheels' common stock valued at $4,000,000. In addition, the terms of the merger agreement required an additional cash payment to be made at closing of $3,250,000 (the "Additional Cash Consideration"). Payment the Additional Cash Consideration was made from escrowed funds established in connection with Wheels' credit facility. In April 1998, Wheels negotiated the release of $500,000 of escrowed funds as partial satisfaction of the Additional Cash Consideration. In addition, Wheels agreed to pay an extension fee of $450,000 to the former High Performance stockholders, $250,000 of which was paid on April 22, 1998. The remaining $200,000 of the extension fee and the remaining $2,750,000 of the Additional Cash Consideration was paid in June 1998. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired of approximately $9.4 million.

         Press Pass Partners. Effective December 31, 1997, Wheels consummated the acquisition of Press Pass Partners ("Press Pass") through a transaction in which the two corporate partners of Press Pass were merged into two newly formed subsidiaries of Wheels. Press Pass is a designer and marketer of collectible trading cards featuring NASCAR and other sports personalities. Consideration paid by the Wheels consisted of cash of $3,100,000, promissory notes totaling $1,000,000 and 600,000 shares of Wheels' common stock valued at $4,200,000. The promissory notes were subsequently repaid in 1998. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired of approximately $7.8 million.

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

         Mass merchant retailers purchase Racing Champions' products either in the United States with credit terms ranging from 30 to 120 days or directly in Hong Kong with payment made by irrevocable letter of credit or wire transfer. By acquiring the products in Hong Kong, many of Racing Champions' retail customers are able to realize efficiencies with respect to cost and logistics in the distribution of the products to their retail locations in the United States. Because Racing Champions incurs significantly lower distribution and administrative costs with respect to direct shipments to customers from Hong Kong, a price discount of approximately 15% to 25% is granted. As a result, Hong Kong shipments have lower gross profit margins than domestic shipments. Therefore, the annual fluctuations in the mix of United States versus Hong Kong shipments will affect year-to-year comparability of net sales and gross profit margins. However, Racing Champions believes that the operating income margin is comparable for Hong Kong shipments due to the saved distribution and administrative costs. For the years ended December 31, 1998, 1997 and 1996, Hong Kong shipments constituted 45%, 52% and 43% respectively, of net sales.

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

         At December 31, 1997 and December 31, 1996, Wheels had established reserves for doubtful accounts, returns and allowances of $2,386,000 and $237,000, respectively. During 1997, it became apparent that a trading card set issued in late 1996, Crown Jewels Elite, had been improperly packed by Wheels' contract packer. As a result, substantial quantities of that product which had been purchased by distributors were not fit for sale on a retail basis. Although Wheels encouraged distributors to continue to sell the product, Wheels accepted product returns and issued credits and price concessions. Wheels recognized that a significant portion of the improperly packaged card sets would eventually be returned. Also contributing to the need for an increased reserve for doubtful accounts, returns and allowances at December 31, 1997 was an overall weakness in the trading card industry which reduced the ability of Wheels' major customers to sell through to retail, thereby increasing the likelihood of returns or other credits. Several major customers experienced financial difficulties during the later part of 1997, also causing Wheels to increase its reserves accordingly.

The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)        1998      1998        1997     1997          1996         1996
                                                    AMOUNT    PERCENT     AMOUNT   PERCENT       AMOUNT       PERCENT
----------------------------------------------------------------------------------------------------------------------
Net sales                                          $156,464    100.0%    $83,745     100.0%    $  56,908       100.0%
Cost of sales                                        70,850     45.3      38,642      46.1        25,934        45.6
                                                   --------   ------     -------   -------     ---------      ------
Gross profit                                         85,614     54.7      45,103      53.9        30,974        54.4
Selling, general and administrative expenses         54,302     34.7      29,625      35.4        17,337        30.4
Merger related costs                                  5,526      3.5          --        --            --          --
Amortization of intangible assets                     2,663      1.7       2,216       2.7         1,539         2.7
                                                   --------   ------     -------   -------     ---------      ------
Operating income                                     23,123     14.8      13,262      15.8        12,098        21.3
Interest expense                                      2,751      1.8       5,220       6.2         6,780        11.9
Other expense                                           400      0.2         200       0.2           153         0.3
                                                   --------   ------     -------   -------     ---------      ------
Income before income taxes                           19,972     12.8       7,842       9.4         5,165         9.1
Income tax expense                                    8,231      5.3       3,306       4.0         1,793         3.2
                                                   --------   ------     -------   -------     ---------      ------
Net income from continuing operations
 before extraordinary item                           11,741      7.5       4,536       5.4         3,372         5.9
Discontinued operations, net of tax benefit of
 $428                                                    --       --       1,032       1.2            --          --
Extraordinary charge for early
 extinguishment of debt, net of tax benefit of
 $1,188                                               1,782      1.1          --        --            --          --
                                                   --------   ------     -------   -------     ---------      ------
Net income                                         $  9,959      6.4%    $ 3,504       4.2%    $   3,372         5.9%
                                                   --------   ------     -------   -------     ---------      ------
----------------------------------------------------------------------------------------------------------------------
Dividends accrued on preferred stock                     --       --         478       0.6           656         1.1
Net income available to common stockholders        $  9,959      6.4%    $ 3,026       3.6%    $   2,716         4.8%
----------------------------------------------------------------------------------------------------------------------
Net income per share
  Basic                                            $   0.62       --     $  0.25        --     $    0.29          --
  Diluted                                          $   0.61       --     $  0.24        --     $    0.28          --
Weighted average shares outstanding
  Basic                                              15,982       --      12,279        --         9,318          --
  Diluted                                            16,426       --      12,621        --         9,645          --

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET SALES. Net sales increased $72.8 million, or 87.0%, to $156.5 million for the year ended December 31, 1998 from $83.7 million for the year ended December 31, 1997. This increase is primarily due to 66.6% growth in collectible die-cast replicas. Within the collectible die-cast replica category, custom, classic and fantasy vehicles increased 92.6%, primarily due to the introduction of WCW Nitro Street Rods and the effect of a full year of Hot Rod custom replicas. The NASCAR category increased 89.1% primarily due to the effect of a full year of Stock Rods and due to the special editions that were available in 1998 to commemorate NASCAR's 50th Anniversary. Net sales of other racing replicas and pewter figures each decreased by approximately 70%. This decrease was due to a greater focus of resources and capacity on the NASCAR and classic, custom and fantasy die-cast vehicle categories. Trading cards and apparel and souvenirs increased by approximately 50% due to the full year impact from the acquisitions made in 1997 and due to increased product distribution in 1998. Most of the increases in all categories in 1998 were due to volume increases as prices increased only by approximately 3% in most product lines in 1998.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $24.7 million, or 83.4%, to $54.3 million for the year ended December 31, 1998 from $29.6 million for the year ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 34.7% for the year ended December 31, 1998 from 35.4% for the year ended December 31, 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of spreading fixed selling and administrative expenses over higher sales volume. Merger related costs of $5.5 million included: (a) transaction costs of $2.1 million consisting of fees for investment bankers of approximately $0.6 million, professional advisors including legal and accounting of approximately $0.9 million and financial printing and other related costs of approximately $0.6 million; and (b) restructuring costs of $3.4 million consisting of severance for terminated employees of approximately $1.1 million, agreement extension costs of approximately $1.5 million and facility and other exit costs of approximately $0.8 million. Amortization expense of $2.6 million and $2.2 million for the years ended December 31, 1998 and 1997, respectively, related primarily to intangible assets created in the Recapitalization.

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

         INTEREST EXPENSE. Interest expense of $2.8 million and $5.2 million for the years ended December 31, 1998 and 1997, respectively, related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization. The decrease in interest expense recognized in 1998 was a result of the use of proceeds from the Company's initial public offering in 1997 for the repayment of certain indebtedness resulting from the recapitalization.


         INCOME TAX. Income tax expense for the years ended December 31, 1998 and December 31, 1997 include provisions for federal, state and Hong Kong income taxes at an effective rate of 41.2% and 42.2%, respectively.

         EXTRAORDINARY CHARGE FOR EARLY EXTINGUISHMENT OF DEBT. The extraordinary charge of $1.8 million net of tax benefit of $1.2 million recognized in 1998 related to the early extinguishment of debt and the unamortized debt discount of obligations assumed from Wheels as a result of the merger.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $12.3 million, or 71.1%, to $29.6 million for the year ended December 31, 1997 from $17.3 million for the year ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 35.4% for the year ended December 31, 1997 from 30.4% for the year ended December 31, 1996. The increase in selling, general and administrative expenses related primarily to the Racing Champions South operations, including certain nonrecurring charges for (a) the discontinued home decor product lines of $0.3 million, (b) expense related to the 1997 acquisitions which were treated as pooling-of-interests of $0.3 million, (c) accounting and audit fees of $0.5 million related to acquisition and year end accounting and auditing work, (d) one-time bonus payments of $0.2 million, (e) approximately $0.7 million related to defective products from the Wheels' trading card operations, (f) one-time bonus payments of $1.6 million which primarily relate to a transfer of equity ownership to a key employee immediately prior to the Wheels acquisition of High Performance, (g) costs of $0.3 million incurred in connection with the integration of the other Wheels acquisitions into the High Performance facility in Mooresville, NC, and (h) compensation and rent expense of $0.6 million. Amortization expense of $2.2 million and $1.5 million for the years ended December 31, 1997 and 1996, respectively, primarily related to intangible assets created in the Recapitalization.

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

CHANGES IN FINANCIAL CONDITION

         Cash and cash equivalents decreased by $0.7 million for the year ended December 31, 1998 and increased $0.7 million and $6.0 million for the years ended December 31, 1997 and 1996, respectively. Net cash provided by operating activities was $2.6 million, $9.2 million and $11.0 million in 1998, 1997 and 1996, respectively. The change in net cash provided by operating activities from 1997 to 1998 and from 1996 to 1997 is primarily attributable to the increases in accounts receivable, inventory and accounts payable and accrued expenses (due to increased sales volume). The large increase in the allowance for doubtful accounts in 1997 is due to a Wheels trading card set that had been improperly packaged by a contract packer.

         Net cash used in discontinued operations of $0.6 million was a result of the Board of Directors of Wheels voting to discontinue the operation of WOR and dispose of its assets.

         The acquisition of WOR was originally accounted for using the pooling-of-interests method of accounting, but the discontinuance of its operations required the use of purchase accounting. The $0.6 million in unamortized goodwill, along with property, plant and equipment with a net book value of approximately $0.1 million were written off as of June 30, 1997. In addition, on June 30, 1997, Wheels recorded estimated operating losses from June 30, 1997, through the end of the phase-out period of approximately $0.2 million. Net liabilities of WOR at December 31, 1997 amounted to approximately $0.1 million. Net sales of WOR amounted to approximately $0.2 million for the year ended December 31, 1997.

         Net cash used in investing activities was $7.2 million, $8.1 million and $30.4 million in 1998, 1997 and 1996, respectively. The decrease from 1997 to 1998 and from 1996 to 1997 was primarily attributable to less excess purchase price resulting from acquisitions made under the purchase method of accounting. (Please refer to the notes to the financial statements for a complete discussion of all acquisitions made over the last three year period.)

         Net cash provided by financing activities was $3.9 million, $0.2 million and $25.3 million in 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 was due to less discretionary paydown on the bank debt. The decrease from 1996 to 1997 was due to the paydown of all junior and senior subordinated notes, the redemption of the preferred stock and payment of accrued dividends in conjunction with the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's continuing operations provided net cash of $2.6 million during the year ended December 31, 1998. This was primarily due to earnings from operations. Capital expenditures for the year ended December 31, 1998 were approximately $6.5 million, of which approximately $4.3 million was for molds and tooling.

         During 1998, the Company made payments of approximately $5.3 million to stockholders of the Company in settlement of notes payable outstanding from the acquisitions of High Performance and Press Pass consummated in 1997. Included in these payments was the release of $3.3 million of escrowed funds related to the High Performance acquisition.

         During 1997, the Company received net proceeds of approximately $73.8 million from its initial public offering. The Company used the net proceeds to repay certain indebtedness and redeem outstanding preferred stock.

         On June 11, 1998, in connection with the acquisition of Wheels, the Company revised and amended its credit agreement with BankBoston, N.A. and certain other lenders. The revised and amended credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $12.0 million at any time prior to June 30, 2003, based upon levels of the Company's accounts receivable, inventory and cash flows and the amount of letter of credit exposure. The Company had $12.0 million outstanding under the revolving loan at December 31, 1998. The term loan in the principal amount of $22.0 million is due in scheduled quarterly payments with final maturity on June 30, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

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

                                                                                 FISCAL YEAR 1998
(Amounts in thousands, except per share data)                      Q1           Q2              Q3            Q4
Net sales                                                       $28,639        $42,693       $50,604       $34,528
Cost of sales                                                    12,083         19,168        23,351        16,248
                                                                -------        -------       -------       -------
Gross profit                                                     16,556         23,525        27,253        18,280
Selling, general and administrative expenses                     11,768         18,751        16,260        13,049
Amortization of intangible assets                                   663            669           666           665
                                                                -------        -------       -------       -------
Operating income(1)                                               4,125          4,105        10,327         4,566
Interest expense(2)                                                 792            743           625           591
Other expense                                                       114             39            71           176
                                                                -------        -------       -------       -------
Income before income taxes                                        3,219          3,323         9,631         3,799
Income tax expense                                                1,543          1,372         3,856         1,460
                                                                -------        -------       -------       -------
Net income before extraordinary item                              1,676          1,951         5,775         2,339
Extraordinary item(3)                                               ---          1,782           ---           ---
                                                                -------        -------       -------       -------
Net income available to common stockholders                     $ 1,676         $  169       $ 5,775       $ 2,339
                                                                -------        -------       -------       -------
Net income per share before extraordinary item:
   Basic                                                        $  0.11        $  0.12       $  0.36       $  0.15
   Diluted                                                      $  0.10        $  0.12       $  0.35       $  0.14
Net income per share:
   Basic                                                        $  0.11        $  0.01       $  0.36       $  0.15
   Diluted                                                      $  0.10        $  0.01       $  0.35       $  0.14
Weighted average shares outstanding:
   Basic                                                         15,961         15,961        15,971        16,003
   Diluted                                                       16,359         16,292        16,430        16,502


(1) Due to the seasonal increases in demand for the Company's racing replicas, the second and third quarters generally reflect the highest sales levels and operating income. The decrease in operating income for the second quarter compared to the third quarter was a result of the Company recording a second quarter charge to operating expenses of approximately $5.5 million in nonrecurring, merger-related and restructuring charges incurred in connection with the acquisition of Wheels in June 1998.

(2) Interest expense for the first and second quarters also includes approximately $0.4 million in interest expense on deferred financing costs of Wheels prior to the acquisition.

(3) The extraordinary item relates to the early extinguishment of debt on Wheels' books that was paid at the time of the acquisition of Wheels by the Company.

                                                                              FISCAL YEAR 1997
(Amounts in thousands, except per share data)                    Q1           Q2            Q3            Q4(1)
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


(1) Fourth quarter operating loss includes (a) nonrecurring selling, general and administrative expenses for the discontinued home decor product lines of $0.3 million, expenses of $0.3 million related to the 1997 acquisitions which were accounted for as pooling-of-interests, accounting and audit expenses of $0.5 million related to acquisitions and year end and accounting and auditing work, one time bonus payments of $0.2 million, a provision for defective products from Wheels' trading card operations of approximately $0.7 million, one-time bonus payments of $1.6 million which primarily relate to a transfer of equity ownership in a key employee immediately prior to the Wheels acquisition of High Performance, costs of $0.3 million incurred in connection with the integration of the other Wheels acquisitions into the High Performance facility in Mooresville, NC, and compensation and rent expenses of $0.6 million; (b) the impact from the liquidation of discontinued High Performance product lines, which generated $1.0 million dollars of sales and $1.3 million dollars in costs of sales; and (c) the impact of discontinued Press Pass product line, which generated minimal sales and $0.5 million in cost of sales.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.   Exhibits:

       EXHIBIT
       NUMBER                          DOCUMENT DESCRIPTION
       -------                         --------------------

        3.1**           Amended and Restated Certificate of Incorporation of the
                        Company.

        3.2** First Amendment to Amended and Restated Certificate of Incorporation of the Company.

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

       21**             Subsidiaries of the Company.

       23               Consent of Arthur Andersen LLP.

       24**             Power of Attorney

       27**             Financial Data Schedule.
---------------

*        Management contract or compensatory plan or arrangement.

**       Previously filed.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K for the three months ended December 31, 1998

(c)      Financial statement schedules.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RACING CHAMPIONS CORPORATION

                                       By    /s/ Robert E. Dods
                                         ---------------------------------------
                                         Robert E. Dods, Chief Executive Officer

                                       Date:  June 28, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Dods              Chief Executive Officer  and Director        June 28, 1999
-----------------------------   (Principal Executive Officer)
Robert E. Dods


       *                        President and Director                       June 28, 1999
-----------------------------
Boyd L. Meyer


/s/ Curtis W. Stoelting         Executive Vice President and Secretary       June 28, 1999
-----------------------------   (Principal Financial Officer and
Curtis W. Stoelting             Principal Accounting Officer)


       *                        Director                                     June 28, 1999
-----------------------------
Peter K.K. Chung

        *                               Director             June 28, 1999
-----------------------------
Avy H. Stein

        *                               Director             June 28, 1999
-----------------------------
Daniel M. Gill

        *                               Director             June 28, 1999
-----------------------------
John S. Bakalar

        *                               Director             June 28, 1999
-----------------------------
John J. Vosicky

        *                               Director             June 28, 1999
-----------------------------
Victor H. Shaffer

/s/ Curtis W. Stoelting                                      June 28, 1999
----------------------------
Curtis W. Stoelting
*Attorney-in-Fact

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

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
              For the Years ended December 31, 1998, 1997, and 1996


                                                                            YEAR ENDED DECEMBER 31,
                                                                       1998           1997           1996
                                                                       ----           ----           ----
Net sales                                                           $156,463,996    $83,744,964    $56,908,028
Cost of sales, related party                                           8,218,345      5,242,441      3,990,651
Cost of sales, other                                                  62,631,886     33,399,973     21,943,100
                                                                    ------------------------------------------
Gross profit                                                          85,613,765     45,102,550     30,974,277
Selling, general and administrative expenses                          54,302,304     29,624,815     17,336,761
Merger-related costs                                                   5,525,695              -              -
Amortization of intangible assets                                      2,663,278      2,216,278      1,539,101
                                                                    ------------------------------------------
Operating income                                                      23,122,488     13,261,457     12,098,415
Interest expense                                                       2,750,781      5,219,853      6,780,129
Other expense                                                            399,499        200,401        153,471
                                                                    ------------------------------------------
Income before income taxes                                            19,972,208      7,841,203      5,164,815
Income tax expense                                                     8,231,028      3,305,892      1,793,495
                                                                    ------------------------------------------
Net income from continuing operations before extraordinary
 item                                                                 11,741,180      4,535,311      3,371,320
Discontinued operations, net of tax benefit of $428,000                        -      1,032,080              -
Extraordinary charge for early extinguishment of debt, net
   of tax benefit of $1,188,000                                        1,782,000              -              -
                                                                    ==========================================
Net income                                                          $  9,959,180     $3,503,231    $ 3,371,320
                                                                    ==========================================

Dividends accrued on preferred stock                                           -        478,422        656,040
                                                                    ------------------------------------------

Net income available to common stockholders                         $  9,959,180     $3,024,809    $ 2,715,280
                                                                    ==========================================

Pro forma income tax expense (unaudited)                                                               328,045
                                                                                                   -----------

Pro forma net income                                                                               $ 2,387,235
                                                                                                   ===========

Net income per share from continuing operations
  Basic                                                                    $0.73          $0.33          $0.29
  Diluted                                                                  $0.71          $0.32          $0.28

Net income per share from discontinued operations
  Basic                                                                    $   -          $0.08          $   -
  Diluted                                                                  $   -          $0.08          $   -

Net income per share from extraordinary item
  Basic                                                                    $0.11          $   -          $   -
  Diluted                                                                  $0.11          $   -          $   -

Net income per share
  Basic                                                                    $0.62          $0.25          $0.29
  Diluted                                                                  $0.61          $0.24          $0.28

Pro forma net income per share
  Basic                                                                    $   -          $   -          $0.26
  Diluted                                                                  $   -          $   -          $0.25

Weighted average shares outstanding:
  Basic                                                               15,981,952     12,279,111      9,318,340
  Diluted                                                             16,425,852     12,620,696      9,644,689

  The accompanying notes are an integral part of these consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
              for the Years Ended December 31, 1998, 1997 and 1996


                                                                                                           Stockholder
                                                              Stock                 Additional               loans &
                                        Common    Preferred   Warrants    Treasury    Paid-in    Retained    notes     Stockholders'
                                        Stock       Stock    Outstanding   Stock      Capital    Earnings   receivable     Equity
                                      --------    ---------  -----------  --------  ----------- ----------- ---------- -------------
Balance, January 1, 1996              $ 14,585    $       -  $         -  $      -  $   388,994 $   (58,729)$       -  $    344,850

Net Income                                   -            -            -         -            -     164,022         -       164,022
                                     ---------    ---------  -----------  --------  ----------- ----------- ---------  ------------
Balance, April 30, 1996,
 Recapitalization                       14,585            -           -          -      388,994     105,293         -       508,872

Net Income                                   -            -           -          -            -   3,207,298         -     3,207,298

Issuance of stock                       78,853          787            -         -    8,782,383           -         -     8,862,023

Treasury stock acquisition                   -            -            -   (25,000)           -           -         -       (25,000)

Stockholder loan receivable                  -            -            -         -            -           -   (12,989)      (12,989)

Note receivable                              -            -            -         -            -           -   (95,436)      (95,436)

Treasury stock retirement                    -            -            -    25,000      (25,000)          -         -             -

Dividends paid                               -            -            -         -            -     (21,435)        -       (21,435)

Accrued dividends                            -      656,040            -         -            -    (656,040)        -             -
                                     ---------    ---------  -----------  --------  ----------- ----------- ---------  ------------
Balance, December 31, 1996              93,438      656,827            -         -    9,146,377   2,635,116  (108,425)   12,423,333

Distribution to Subchapter S
 stockholder                                 -            -            -         -            -    (431,337)        -      (431,337)
Adjustment for converting from
 Subchapter S to C                           -            -            -         -      395,549    (395,549)        -             -
                                     ---------    ---------  -----------  --------  ----------- ----------- ---------  ------------
Balance, January 1, 1997                93,438      656,827            -         -    9,541,926   1,808,230  (108,425)   11,991,996

Net income                                   -            -            -         -            -   3,503,231         -     3,503,231

Issuance of stock in connection
 with purchase of:
   World of Racing, Inc. (158,100
    shares)                              1,581            -            -         -      618,419           -         -       620,000
   Emerald Sports Group, Inc.
    (33,150 shares)                        331            -            -         -      363,669           -         -       364,000
   High Performance Sports
    Marketing (226,666 shares)           2,267            -            -         -    3,997,733           -         -     4,000,000

   Press Pass Partners
   (306,000 shares)                      3,060            -            -         -    4,196,940           -         -     4,200,000

Initial public offering                 58,850            -      739,126         -   72,734,273           -         -    73,532,249
Redemption of preferred stock                -   (1,135,249)           -         -   (7,861,237)          -         -    (8,996,486)

Accrued dividends                            -      478,422            -         -            -    (478,422)        -             -
Consolidation of World of Racing, Inc.       -            -            -         -            -           -    95,436        95,436
Stockholder loan repayments                  -            -            -         -            -           -    12,989        12,989

Issuance of stock warrants to bank           -            -    1,647,300         -            -           -         -     1,647,300

Stock warrants exercised                    81            -      (10,386)        -      121,665           -         -       111,360
Stock options issued                         -            -            -         -      521,686           -         -       521,686
                                     ---------    ---------  -----------  --------  ----------- ----------- ---------  ------------

Balance, December 31, 1997             159,608            -    2,376,040         -   84,235,074   4,833,039         -    91,603,761

Net income                                   -            -            -         -            -   9,959,180         -     9,959,180

Stock issued upon option exercise        1,002            -            -         -    1,006,491           -         -     1,007,493

Expense recognized under stock
 option grant                                -            -            -         -       11,408           -         -        11,408
                                     ---------    ---------  -----------  --------  ----------- ----------- ---------  ------------


Balance, December 31, 1998           $ 160,610    $       -  $ 2,376,040  $      -  $85,252,973 $14,792,219 $       -  $102,581,842
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

Revenue Recognition

The Company recognizes revenue based upon transfer of title of product to customers. The Company provides for estimated credit and other price concessions.

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

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits (12-24 months). At December 31, 1998, $1,140,642, of direct-response advertising was included in prepaid expenses. Direct-response advertising expensed for the year ended December 31, 1998 was $1,350,899.

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

Merger transaction costs consisted primarily of fees for investment bankers of approximately $0.6 million, professional advisers including legal and accounting of approximately $0.9 million and financial printing and other related costs of approximately $0.6 million. Restructuring costs included primarily severance for terminated employees of approximately $1.1 million, agreement extension costs of approximately $1.5 million and facility and other exit costs of approximately $0.8 million. These costs were expended by the Company prior to December 31, 1998.

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

In December 1997, Wheels decided to merge the operations of Emerald into those of Diamond and to dispose of substantially all of Emerald's assets, with the exception of inventory, as of December 31, 1997. As a result of the disposition of substantially all of Emerald's assets and the discontinuance of its operations, Wheels recorded a provision to reflect the impairment of unamortized goodwill related to the Emerald acquisition of approximately $364,000, which is included in other expense on the accompanying consolidated statement of operations for the year ended December 31, 1997. In addition, costs totaling approximately $200,000 (including $150,000 for severance of a terminated employee and $50,000 in facility and other exit costs) were accrued at December 31, 1997, and subsequently paid in 1998.

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