Form 10-Q
period 1999-04-30
RACING CHAMPIONS CORP
filed 1999-08-16
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark  One)
     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  June  30,  1999

                                       OR

     /  /     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
              THE  SECURITIES  EXCHANGE  ACT  OF  1934

              For  the  transition  period  from  _______  to  _________

                     Commission file number:        0-22635
                                              -------------

                         Racing Champions Corporation
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

     Delaware                                            36-4088307
     --------                                            ----------
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
                             Yes       X          No
                                     ----              ------

On June 30, 1999, there were outstanding 16,407,781 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                            Page
Item  1.     Consolidated  Balance  Sheets  as  of  June  30,  1999  and
             December  31,  1998                                               3

             Consolidated Statements of Operations for the Three Months Ended June 30, 1999 and 1998 and for the Six Months Ended
             June  30,  1999  and  1998                                        4

             Consolidated  Statements  of  Cash  Flows  for  the  Six  Months
             Ended  June  30,  1999  and  1998                                 5

             Notes  to  Unaudited  Consolidated  Financial  Statements         6

Item  2.     Management's  Discussion  and  Analysis  of  Financial  Condition
             and  Results  of  Operations                                     10

Item  3.     Quantitative  and Qualitative Disclosures about Market Risk      15

                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings                                               16

Item  2.     Changes  in  Securities  and  Use  of  Proceeds                  16

Item  3.     Defaults  Upon  Senior  Securities                               16

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      16

Item  5.     Other  Information                                               17

Item  6.     Exhibits  and  Reports  on  Form  8-K                            17

             Signatures                                                       19

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)



                                              June 30, 1999       December 31, 1998
                                              ------------------  ------------------
                                                 (Unaudited)          (Unaudited)
ASSETS:
------------------------------------------
Cash and cash equivalents. . . . . . . . .     $           9,139  $            6,242
Accounts receivable, net . . . . . . . . .                49,687              22,208
Inventory, net . . . . . . . . . . . . . .                47,433              14,228
Other current assets . . . . . . . . . . .                13,610               4,376
Property and equipment, net . . . . . . .                 38,064              13,387
Excess purchase price over net assets
  acquired, net . . . . . . . . . . . . .                137,067              99,726
Other non-current assets . . . . . . . . .                 4,230                 337
                                              ------------------  ------------------
   Total assets . . . . . . . . . . . . . . .  $         299,230  $          160,504
                                               =================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------------
Accounts payable and accrued expenses . ..     $          48,934              21,259
Bank term loans . . . . . . . . . . . . .                115,000              22,000
Line of credit . . . . . . . . . . . . . .                21,300              12,000
Other liabilities . . . . . . . . . . . .                 11,786               2,663
                                               -----------------  ------------------
   Total liabilities. . . . . . . . . . . . .            197,020              57,922
Stockholders' equity . . . . . . . . . . .               102,210             102,582
                                              ------------------  ------------------
   Total liabilities and stockholders' equity  $         299,230  $          160,504
                                               =================  ==================



          See accompanying notes to consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)







                                                For the three months ended June 30,        For the six months ended June 30,
                                               --------------------------------------   --------------------------------------
                                                      1999                1998                  1999               1998
                                               ------------------  ------------------   ------------------  ------------------
                                                  (Unaudited)          (Unaudited)           (Unaudited)        (Unaudited)
Net sales . . . . . . . . . . . . . . . . . .  $           57,706   $          42,693    $          92,978   $          71,332
Cost of sales . . . . . . . . . . . . . . . .              34,185              19,168               50,803              31,378
                                               -------------------  ------------------   ------------------  ------------------
Gross profit . . . . . . . . . . . . . . . .               23,521              23,525               42,175              39,954
Selling, general and administrative expenses               22,973              13,226               35,664              24,863
Amortization of intangible assets . . . . . .                 917                 669                1,630               1,333
Restructuring and other charges . . . . . . .               6,400                   -                6,400                   -
Merger related costs . . . . . . . . . . . .                    -               5,525                    -               5,525
                                               -------------------  ------------------   ------------------  ------------------
Operating income (loss) . . . . . . . . . . .              (6,769)              4,105               (1,519)              8,233
Interest expense . . . . . . . . . . . . . .                2,017                 743                2,581               1,535
Other expense . . . . . . . . . . . . . . . .                   9                  39                   69                 156
                                               -------------------  ------------------   ------------------  ------------------
Income (loss) before income taxes . . . . .                (8,795)              3,323               (4,169)              6,542
Income tax expense (benefit) . . . . . . . .               (3,561)              1,372               (1,688)              2,703
                                               -------------------  ------------------   ------------------  ------------------
Income (loss) before extraordinary item . . .              (5,234)              1,951               (2,481)              3,839
Extraordinary charge for early
 extinguishment of debt, net of tax benefit
 of $1,188 . . . . . . . . . . . . . . . . .                    -               1,782                    -               1,782
                                               -------------------  ------------------   ------------------  ------------------
Net income (loss) . . . . . . . . . . . . . .  $           (5,234)   $            169    $          (2,481)  $           2,057
                                               ===================  ==================   ==================  ==================
Net income (loss) per share before
 extraordinary item:
  Basic. . . . . . . . . . . . . . . . . . .   $            (0.32)  $            0.12    $           (0.15)  $            0.24
                                               ===================  ==================   ==================  ==================
  Diluted. . . . . . . . . . . . . . . . . .   $                -   $            0.12    $               -   $            0.24
                                               ===================  ==================   ==================  ==================
Net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . . . .   $            (0.32)  $            0.01    $           (0.15)  $            0.13
                                               ===================  ==================   ==================  ==================
  Diluted. . . . . . . . . . . . . . . . . .   $                -   $            0.01    $               -   $            0.13
                                               ===================  ==================   ==================  ==================
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . .                16,234              15,961               16,158              15,961
  Diluted . . . . . . . . . . . . . . . . .                16,279              16,292               16,636              16,289





          See accompanying notes to consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)






                                                             For the six months ended June 30,
                                                          ---------------------------------------
                                                                 1999                1998
                                                          ------------------  -------------------
                                                             (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) . . . . . . . . . . . . . . . . . . .  $          (2,481)  $            2,057
 Depreciation and amortization . . . . . . . . . . . . .              4,738                2,928
 Deferred taxes and interest . . . . . . . . . . . . . .                837                1,531
 Gain/loss on sale of assets . . . . . . . . . . . . . .                (15)                   -
 Changes in operating assets and liabilities . . . . . .             (5,497)              (7,089)
                                                          ------------------  -------------------
   Net cash used by operating activities . . . . . . . .             (2,418)                (573)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment . . . . . . . . . .              (3,568)              (2,984)
 Proceeds from disposal of property and equipment . . .                 453                    -
 Purchase price of Ertl, net of cash acquired . . . . .             (92,997)                   -
 Purchase price in excess of net assets acquired . . .                    -                 (554)
 Increase in other non-current assets . . . . . . . . .              (3,057)                (195)
                                                          ------------------  -------------------
   Net cash used by investing activities . . . . . . . .            (99,169)              (3,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from bank, net . . . . . . . . . . . . . . .             102,300                2,632
 Issuance of common stock . . . . . . . . . . . . . . .               2,319                    -
 Payments on acquisition loans . . . . . . . . . . . . .                  -               (3,250)
 Expense recognized under option grants . . . . . . . .                  11                    -
                                                          ------------------  -------------------
   Net cash provided (used) by financing activities . .             104,630                 (618)
                                                          ------------------  -------------------
   Effect of exchange rate on cash . . . . . . . . . . .               (146)                   -
   Net increase (decrease) in cash and cash equivalents               2,897               (4,924)
                                                          ------------------  -------------------
Cash and cash equivalents, beginning of period . . . . .              6,242               10,203
                                                          ------------------  -------------------
Cash and cash equivalents, end of period . . . . . . . .  $           9,139   $            5,279
                                                          ==================  ===================


Supplemental information:
Cash paid during the period for:
 Interest. . . . . . . . . . . . . . . . . . . . . . . .  $           1,396   $              960
 Taxes . . . . . . . . . . . . . . . . . . . . . . . . .  $           2,539   $            1,450





          See accompanying notes to consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION

The consolidated financial statements include the accounts of Racing Champions Corporation ("the Company") and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, the results of operations for the three month and six month periods ended June 30, 1999 and the cash flows for the six month period ended June 30, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  BUSINESS  COMBINATIONS

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of The Ertl Company, Inc. and certain of its affiliates ("Ertl") for approximately $95 million. Ertl is one of the oldest and most respected names in collectibles and is the market leader in both agricultural and custom imprint die cast collectibles. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility (Note 6). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $39 million is being amortized over 40 years.

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 and 1998 assume that the Ertl acquisition occurred as of January 1 of each year (in thousands, except per share data):




                                           June 30, 1999    June 30, 1998
                                          ---------------  ---------------
Net sales. . . . . . . . . . . . . . . .  $      127,958   $      140,120
Loss before extraordinary item . . . . .          (4,800)          (1,625)
Net loss . . . . . . . . . . . . . . . .          (4,800)          (3,407)
Earnings per share:
  Basic. . . . . . . . . . . . . . . . .  $        (0.30)  $        (0.21)
  Diluted. . . . . . . . . . . . . . . .              --               --



Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

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



                              Six months ended
                             ------------------
                               June 30, 1998
                             ------------------
Net Sales:
       Racing Champions . .  $          48,855
       Wheels . . . . . . .             23,856
        Intercompany sales.             (1,379)
                             ------------------
       Combined . . . . . .  $          71,332
                             ==================

Net income:
       Racing Champions . .  $           4,212
       Wheels . . . . . . .             (2,074)
       Intercompany
       eliminations and tax
       adjustments. . . . .                (81)
                             ------------------
       Combined . . . . . .  $           2,057
                             ==================



In connection with the merger, the Company recorded a charge to operating expenses of $5.5 million ($3.3 million after taxes, or $0.20 per diluted common share) in the second quarter of 1998 for direct and other merger-related costs of $2.1 million and $3.4 million pertaining to the merger and restructuring of the Companies' combined operations.

Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs included severance for terminated employees and exit and agreement extension costs.

NOTE  3  -  RESTRUCTURING  AND  OTHER  CHARGES

In the second quarter of 1999, the Company recorded restructuring and other charges of $6.4 million. These charges related to the Company's alignment of operations, product lines and direct marketing efforts with the consolidation plans for those same areas at Ertl. Approximately $2.2 million of the charges relate to the re-focusing of direct mail programs, $3.8 million relates to the reduction and consolidation of product lines and the remaining $0.4 million relates to operational consolidation, including severance and relocation costs.

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

NOTE  5  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:



                     AUTHORIZED   PAR    SHARES OUTSTANDING   SHARES OUTSTANDING
                     ----------  ------
                       SHARES    VALUE    AT JUNE 30, 1999   AT DECEMBER 31, 1998
                     ----------  ------  ------------------  --------------------
Voting Common Stock  28,000,000  $  .01          16,407,781            16,060,998



NOTE  6  -  DEBT

In connection with the acquisition of Ertl, the Company entered into a new credit agreement which provides for a five year revolving loan, five year term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At June 30, 1999, the Company had $21.3 million outstanding on the revolving loan. The term loan in the principal amount of $115.0 million is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004.

The term loan and the revolving term loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 0.50% or at a LIBOR rate plus margin that varies between 0.75% and 1.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and is currently 0.50% for base rate loans and 1.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At June 30, 1999, the commitment fee was 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. As of June 30, 1999, the Company was in compliance with all of these covenants.

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

The Company acquired The Ertl Company, Inc. and certain of its affiliates ("Ertl") on April 13, 1999, in a transaction accounted for under the purchase method of accounting. Accordingly, the operations of Ertl are included in the Company's operations from the date of acquisition.

                              RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    Net sales. Net sales increased $15.0 million, or 35.1%, to $57.7 million for the three months ended June 30, 1999 from $42.7 million for the three months ended June 30, 1998. The increase in sales is primarily attributable to the acquisition of Ertl, which contributed approximately $31 million. The Racing Champions brand die cast collectibles category decreased approximately $12 million, quarter to quarter. Sales decreased in all areas within the die cast category, with weak performance by the Precious Metals line in the second quarter of 1999 as compared to strong sales in the second quarter of 1998 of last year's NASCAR 50th Anniversary line. The overall decrease in die cast sales was due to the significant commitment of the Company's customers to Star Wars products, which altered retailers' purchasing patterns and tied up promotional retail space. Also, sales in the Company's direct mail channel have leveled off. Sales of other Racing Champions products decreased approximately $4 million, quarter to quarter, mostly due to planned reductions based on focusing product lines and reducing low volume SKU's in the apparel and souvenirs category.

     Gross profit. Gross profit remained constant at $23.5 million for the three months ended June 30, 1999 and June 30, 1998. Gross profit margin (as a percentage of net sales) decreased to 40.8% in the second quarter of 1999 compared to 55.1% in the second quarter of 1998. The Company earned higher gross margins in the second quarter of 1998, mostly due to the special 50th Anniversary NASCAR die-cast and souvenir products that carried higher gross margins. In addition, gross margins in the second quarter of 1999 were negatively affected by the lower volume in 1999 and the addition of the Ertl operations with lower gross margins (in the range of 40% to 45%) than the traditional Racing Champions gross margins. There were no major changes in the components of cost of sales.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $9.8 million, or 74.2%, to $23.0 million for the three months ended June 30, 1999 from $13.2 million for the three months ended June 30, 1998. The increase in selling, general and administrative expenses is due to the addition of the Ertl operations. As a percentage of net sales, selling, general and administrative expenses increased to 39.8% for the three months ended June 30, 1999 from 31.0% for the three months ended June 30, 1998. The increase as a percentage of net sales is due to both the addition of the Ertl expenses and a result of spreading fixed costs over lower volume of Racing Champions products.

    Operating income. Operating income decreased $10.9 million, or 265.9%, to an operating loss of $6.8 million for the three months ended June 30, 1999 from operating income of $4.1 million for the three months ended June 30, 1998. As a percentage of net sales, operating income decreased to (11.7)% for the three months ended June 30, 1999 from 9.6% for the three months ended June 30, 1998. The decrease in operating income is a primarily a result of the $6.4 million in restructuring and other charges taken by the Company during the quarter. These charges relate to the alignment of the Racing Champions' operations, product lines and direct marketing efforts with the consolidated plans for those same areas of Ertl. The operating margin was also negatively affected by the low sales volume of Racing Champions products in the second quarter.

    Interest expense. Interest expense of $2.0 million for the three months ended June 30, 1999 and $0.7 million for the three months ended June 30, 1998 related primarily to the Company's bank term loans and line of credit. The increase in interest expense, quarter to quarter, is due to increased borrowings in 1999 in connection with the acquisition of Ertl.

    Income tax. Income tax expense for the three months ended June 30, 1999, and June 30, 1998 include provisions for federal, state and Hong Kong income taxes at an effective rate of 40.5% and 41.3%, respectively.

SIX  MONTHS  ENDED  JUNE  30,  1999  COMPARED  TO SIX MONTHS ENDED JUNE 30, 1998

     Net sales. Net sales increased $21.7 million, or 30.4%, to $93.0 million for the six months ended June 30, 1999 from $71.3 million for the six months ended June 30, 1998. The increase is primarily attributable to the acquisition of Ertl, which contributed $31 million of the Company's net sales for the six months ended June 30, 1999. The Racing Champions brand die cast collectibles category decreased approximately $2 million as compared to the six months ended June 30, 1998. Within the die cast category, sales decreased primarily in the NASCAR category, with weak performance by the Precious Metals line for the six months ended June 30, 1999 as compared to strong sales for the six months ended June 30, 1998 of last year's NASCAR 50th Anniversary line. The overall decrease in die cast sales is due to the significant commitment of the Company's customers to Star Wars products, which altered retailers' purchasing patterns and tied up promotional retail space. Also, sales in the Company's direct mail channel have leveled off. Sales of other Racing Champions products decreased approximately $8 million as compared to the six months ended June 30, 1998, mostly due to planned reductions based on focusing product lines and reducing low volume SKU's in the apparel and souvenirs category.

     Gross profit. Gross profit increased $2.2 million, or 5.5%, to $42.2 million for the six months ended June 30, 1999 from $40.0 million for the six months ended June 30, 1998. Gross profit margin (as a percentage of net sales) decreased to 45.4% in the six months ended June 30, 1999 compared to 56.0% in the six months ended June 30, 1998. The Company earned higher gross margins in the six months ended June 30, 1998, mostly due to the special 50th Anniversary NASCAR die-cast and souvenir products that carried higher gross margins. In addition, gross margins in the second quarter of 1999 were negatively affected by the lower volume in 1999 and the addition of the Ertl operations in the second quarter, with lower gross margins (in the range of 40% to 45%) than the traditional Racing Champions gross margins. There were no major changes in the components of cost of sales.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $10.8 million, or 43.4%, to $35.7 million for the six months ended June 30, 1999 from $24.9 million for the six months ended June 30, 1998. The increase in selling, general and administrative expenses is due to the addition of the Ertl operations. As a percentage of net sales, selling, general and administrative expenses increased to 38.4% for the six months ended June 30, 1999 from 34.9% for the six months ended June 30, 1998. The increase as a percentage of net sales is due to both the addition of the Ertl expenses and a result of spreading fixed costs over lower volume of Racing Champions products.

    Operating income. Operating income decreased $9.7 million, or 118.3%, to a loss of $1.5 million for the six months ended June 30, 1999 from operating income of $8.2 million for the six months ended June 30, 1998. As a percentage of net sales, operating income decreased to (1.6)% for the six months ended June 30, 1999 from 11.5% for the six months ended June 30, 1998. The decrease in operating income is primarily a result of the $6.4 million in restructuring and other charges taken by the Company during the second quarter of 1999. These charges relate to the alignment of the Racing Champions' operations, product lines and direct marketing efforts with the consolidated plans for those same areas of Ertl. The operating margin was also negatively affected by the low sales volume of Racing Champions products in the second quarter of 1999.

    Interest expense. Interest expense of $2.6 million for the six months ended June 30, 1999 and $1.5 million for the six months ended June 30, 1998 related primarily to the Company's bank term loans and line of credit. The increase in interest expense, period to period, is due to increased borrowings in 1999 in connection with the acquisition of Ertl.

    Income tax. Income tax expense for the six months ended June 30, 1999, and June 30, 1998 include provisions for federal, state and Hong Kong income taxes at an effective rate of 40.5% and 41.3%, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used net cash of $2.4 million during the six months ended June 30, 1999. Capital expenditures for the six months ended June 30, 1999 were approximately $3.6 million, of which approximately $2.7 million was for molds and tooling.

On April 13, 1999, in conjunction with the Company's acquisition of Ertl, the Company paid all outstanding amounts on its old credit facility and entered into a new credit facility. The new credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At June 30, 1999, the Company had $21.3 million outstanding on the revolving loan. The term loan in the principal amount of $115.0 million is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004.

The term loan and the revolving term loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 0.50% or at a LIBOR rate plus a margin that varies between 0.75% and 1.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and is currently 0.50% for base rate loans and 1.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated total debt to consolidated EBITDA. Currently, the commitment fee is 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. As of June 30, 1999, the Company was in compliance with all of these covenants.

The Company's anticipated debt service obligations under the new credit facility for 1999 for scheduled interest payments are approximately $5.0 million. Average annual debt service obligations under these same facilities through March, 2004 are approximately $34.5 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third quarter and fourth quarters. The Company expects that capital expenditures during 1999, principally for molds and tooling, will be approximately $9.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.


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

     The Company's State of Readiness. The Company's Year 2000 compliance program has focused on two initiatives: (1) a review of significant internal IT and non-IT systems to determine the extent of potential Year 2000 issues and to effect necessary upgrades with respect to Year 2000 compliance, and (2) the circulation of surveys to the Company's major vendors and customers to assess their Year 2000 readiness. The Company's main internal systems, including IT systems such as financial systems and core order processing systems, and non-IT systems have been tested and are either currently Year 2000 compliant or are expected to be Year 2000 compliant by the end of the third quarter of 1999. The Company has circulated surveys to approximately 100 of its key third party vendors and customers. Through June 30, 1999, approximately 55% of these surveys have been returned to the Company, and none of the surveys which have been returned indicate significant Year 2000 compliance issues.

     Costs  to  Address  the  Company's  Year  2000 Issues.  The majority of the
Company's internal Year 2000 issues have been or will be corrected through systems upgrades for other business purposes or normal maintenance contracts. The costs of such upgrades through June 30, 1999 has been approximately $175,000. The estimated costs to complete all planned upgrades for the remaining systems still not compliant is not expected to exceed $75,000.

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

     The Company's Year 2000 Contingency Plans. By the end of the third quarter of 1999, the Company expects to be fully Year 2000 compliant. To the extent that any of the Company systems are not Year 2000 compliant by the end of the third quarter of 1999, the Company believes that it will have time to implement alternative IT systems or manual systems by the end of 1999 which should reduce the risk of non-compliance to the Company.

                           FORWARD-LOOKING STATEMENTS

     A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future products; (2)
competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with race team owners, drivers, sponsors, agents, vehicle manufacturers, major race sanctioning bodies and other licensers; (4) the Company's assessment of the Year 2000 issue, including its identification, assessment, remediation and testing efforts, the dates on which the Company believes it will complete such efforts and the costs associated with such efforts, is based upon management's estimates, which were derived from numerous assumptions regarding future events, available resources, third-party remediation plans, the accuracy of testing of the affected systems and other factors, and no assurance can be given that these estimates will prove correct or that actual results will not differ materially from currently anticipated;
(5) the Company relies upon five independently owned factories located in China to manufacture its racing replicas and certain other products; (6) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (7) the Company's ability to integrate and assimilate the business of Ertl; and (8) general economic conditions in the Company's markets.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During the second quarter of 1999, the effect of this agreement was insignificant.

     Based on the Company's interest rate exposure on variable rate borrowings at June 30, 1999, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $125,000 per month.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     There were no material developments with respect to legal proceedings involving the Company during the second quarter of 1999.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (a)     Not  applicable.

     (b)     Not  applicable.

     (c)     Not  applicable.

     (d)     Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The annual meeting of stockholders of the Company was held on May 13, 1999.

     The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal  1:  Election  of  directors



                      For      Withheld
                   ----------  --------
John S. Bakalar .  14,499,206    85,547
Peter K.K. Chung.  14,254,570   330,183
Robert E. Dods. .  14,508,436    76,317
Daniel M. Gill. .  14,508,051    76,702
Samuel B. Guren .  14,509,206    75,547
Boyd L. Meyer . .  14,509,206    75,547
Victor H. Shaffer  14,509,106    75,647
Avy H. Stein. . .  14,508,821    75,932
John J. Vosicky .  14,509,206    75,547



Proposal  2:  Approval  of  amendment  to  the  Company's  Stock  Incentive Plan

     For           Against       Abstain     Broker  Non-Votes
     ---           -------       -------     -----------------
     11,367,774     1,451,816     47,530     1,717,633

Proposal 3: Ratification of appointment of Arthur Andersen LLP as auditors of the Company

     For           Against     Abstain     Broker  Non-Votes
     ---           -------     -------     -----------------
     14,574,528     1,962      8,263       0

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

          3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1998).

          10.1 Credit Agreement, dated as of April 13, 1999, by and among the Company, Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, First Union National Bank, as lender and agent, and the other lenders party thereto (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated April 13, 1999 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on April 28,
1999).

          10.2 Stock and Asset Purchase Agreement, dated as of April 13, 1999, among U.S. Industries, Inc., JUSI Holdings, Inc., USI Overseas Limited, USI Canada, Inc., Racing Champions Corporation, Racing Champions, Inc., RCNA Holdings, Inc., Racing Champions Worldwide Limited and Racing Champions Limited (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated April 13, 1999 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on April 28, 1999).

          10.3 Employment Agreement, dated as of April 30, 1999, between Racing Champions, Inc. and Robert E. Dods.

          10.4 Employment Agreement, dated as of April 30, 1999, between Racing Champions, Inc. and Boyd L. Meyer.

          10.5 Employment Agreement, dated as of April 30, 1999, between Racing Champions Limited and Peter K.K. Chung.

          10.6 Racing Champions Corporation Stock Incentive Plan, as amended.

          27      Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K:

          The Company filed a Form 8-K on April 28, 1999, reporting the following:

          Item 2. Consummation of the acquisition of The Ertl Company, Inc. and certain of its affiliates ("Ertl").

                    Execution of the Company's Credit Agreement with First Union National Bank, as lender and agent, and the other lenders named therein.

          The Company filed an amendment to its Form 8-K on June 28, 1999 to include historical financial information for Ertl and pro forma financial information required pursuant to Item 7.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  16th  day  of  August,  1999.

                                RACING  CHAMPIONS  CORPORATION

                                By             /s/  Robert  E.  Dods
                                      ----------------------------------
                                    Robert E. Dods, Chief Executive Officer


                                By              /s/  Curtis  W.  Stoelting
                                     ----------------------------------------
                                  Curtis W. Stoelting, Executive Vice President-
                                         Finance and Operations and Secretary