Form 10-Q
period 1999-09-30
RACING CHAMPIONS CORP
filed 1999-11-12
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                          OR

/  /     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

                 For the transition period from _______ to _________

                     Commission file number:        0-22635
                                                 -------------

                          Racing Champions Corporation
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                     36-4088307
   --------------------------                           --------
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

On September 30, 1999, there were outstanding 16,432,683 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                     Page
Item 1.  Condensed Consolidated Balance Sheets as of September 30,
         1999 and December 31, 1998                                     3

         Condensed Consolidated Statements of Income for the Three
         Months Ended September 30, 1999 and 1998 and for the
         Nine Months Ended September 30, 1999 and 1998                  4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998                  5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    15


                   PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings                                              16

Item 2.  Changes in Securities and Use of Proceeds                      16

Item 3.  Defaults Upon Senior Securities                                16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 5.  Other Information                                              16

Item 6.  Exhibits and Reports on Form 8-K                               16

         Signatures                                                     18

                                        2

                       PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)



                                                      September 30, 1999    December 31, 1998
                                                     --------------------  -------------------
                                                         (Unaudited)           (Unaudited)

ASSETS:
---------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . $             13,995  $             6,242
Accounts receivable, net . . . . . . . . . . . . . .               65,875               22,208
Inventory, net . . . . . . . . . . . . . . . . . . .               39,534               14,228
Other current assets . . . . . . . . . . . . . . . .               11,905                4,376
Property and equipment, net. . . . . . . . . . . . .               37,665               13,387
Excess purchase price over net assets acquired, net.              136,134               99,726
Other non-current assets . . . . . . . . . . . . . .                4,269                  337
                                                     --------------------  -------------------
   Total assets. . . . . . . . . . . . . . . . . . . $            309,377  $           160,504
                                                     ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
---------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . $             49,226  $            21,259
Bank term loans. . . . . . . . . . . . . . . . . . .              115,000               22,000
Line of credit . . . . . . . . . . . . . . . . . . .               27,000               12,000
Other liabilities. . . . . . . . . . . . . . . . . .               11,682                2,663
                                                     --------------------  -------------------
   Total liabilities . . . . . . . . . . . . . . . .              202,908               57,922
Stockholders' equity . . . . . . . . . . . . . . . .              106,469              102,582
                                                     --------------------  -------------------
   Total liabilities and stockholders' equity. . . . $            309,377  $           160,504
                                                     ====================  ===================







     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)


                                                For  the  three  months    For  the  nine  months
                                                  ended  September  30,     ended  September  30,
                                                ------------------------   ----------------------

                                                   1999          1998          1999          1998
                                               ------------  ------------  ------------  ------------
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net sales . . . . . . . . . . . . . . . . . .  $     82,631  $     50,604  $    175,390  $    121,936
Cost of sales . . . . . . . . . . . . . . . .        47,250        23,351        97,834        54,602
                                               ------------  ------------  ------------  ------------
Gross profit. . . . . . . . . . . . . . . . .        35,381        27,253        77,556        67,334
Selling, general and administrative expenses.        25,090        16,260        60,753        41,253
Amortization of intangible assets . . . . . .           947           666         2,578         1,998
Restructuring and other charges . . . . . . .             -             -         6,400             -
Merger related costs. . . . . . . . . . . . .             -             -             -         5,525
                                               ------------  ------------  ------------  ------------
Operating income. . . . . . . . . . . . . . .         9,344        10,327         7,825        18,558
Interest expense. . . . . . . . . . . . . . .         2,563           625         5,144         2,159
Other expense . . . . . . . . . . . . . . . .             9            71            78           223
                                               ------------  ------------  ------------  ------------
Income before income taxes. . . . . . . . . .         6,772         9,631         2,603        16,176
Income tax expense. . . . . . . . . . . . . .         2,897         3,856         1,209         6,566
                                               ------------  ------------  ------------  ------------
Income before extraordinary item. . . . . . .         3,875         5,775         1,394         9,610
Extraordinary charge for early extinguishment
 of debt, net of tax benefit of $1,188. . . .             -             -             -         1,782
                                               ------------  ------------  ------------  ------------
Net income. . . . . . . . . . . . . . . . . .  $      3,875  $      5,775  $      1,394  $      7,828
                                               ============  ============  ============  ============
Net income per share before
 Extraordinary item:
 Basic. . . . . . . . . . . . . . . . . . . .  $       0.24  $       0.36  $       0.09  $       0.60
                                               ============  ============  ============  ============
 Diluted. . . . . . . . . . . . . . . . . . .  $       0.23  $       0.35  $       0.08  $       0.59
                                               ============  ============  ============  ============
Net income per share:
 Basic. . . . . . . . . . . . . . . . . . . .  $       0.24  $       0.36  $       0.09  $       0.49
                                               ============  ============  ============  ============
 Diluted. . . . . . . . . . . . . . . . . . .  $       0.23  $       0.35  $       0.08  $       0.48
                                               ============  ============  ============  ============
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . .        16,417        15,971        16,245        15,964
 Diluted. . . . . . . . . . . . . . . . . . .        16,694        16,430        16,611        16,396



     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)



                                                              For the nine months
                                                              ended September 30,
                                                           --------------------------

                                                               1999          1998
                                                           ------------  ------------
                                                           (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . $     1,394   $     7,828
 Depreciation and amortization . . . . . . . . . . . . . .       8,091         4,440
 Deferred taxes and interest . . . . . . . . . . . . . . .       1,322         1,521
 Gain/loss on sale of assets . . . . . . . . . . . . . . .         (11)            -
 Provision for allowances for doubtful accounts. . . . . .         704            37
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .           -             6
 Changes in operating assets and liabilities . . . . . . .     (12,953)      (10,188)
                                                           ------------  ------------
     Net cash (used in) provided by operating activities .      (1,453)        3,644

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment. . . . . . . . . . . .      (6,722)       (4,516)
 Proceeds from disposal of property and equipment. . . . .       1,596           189
 Purchase price of Ertl, net of cash acquired. . . . . . .     (92,997)            -
 Purchase price in excess of net assets acquired . . . . .           -          (554)
 Increase in other non-current assets. . . . . . . . . . .      (3,222)         (109)
                                                           ------------  ------------
     Net cash used in investing activities . . . . . . . .    (101,345)       (4,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from bank, net. . . . . . . . . . . . . . . . .     108,000         2,992
 Issuance of common stock. . . . . . . . . . . . . . . . .       2,321           138
 Payments on acquisition loans . . . . . . . . . . . . . .           -        (3,250)
 Expense recognized under option grants. . . . . . . . . .          17             -
                                                           ------------  ------------
     Net cash provided by (used in) financing activities .     110,338          (120)
     Effect of exchange rate on cash . . . . . . . . . . .         213             -
                                                           ------------  ------------
     Net increase (decrease) in cash and cash equivalents.       7,753        (1,466)
                                                           ------------  ------------
Cash and cash equivalents, beginning of period . . . . . .       6,242        10,203
                                                           ------------  ------------
Cash and cash equivalents, end of period . . . . . . . . . $    13,995   $     8,737
                                                           ============  ============


Supplemental information:
Cash paid during the period for:
 Interest. . . . . . . . . . . . . . . . . . . . . . . . . $     4,426   $     1,486
 Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . $     2,707   $     4,571



      See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION

The condensed consolidated financial statements include the accounts of Racing Champions Corporation ("the Company") and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, the results of operations for the three month and nine month periods ended September 30, 1999 and the cash flows for the nine month period ended September 30, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  BUSINESS  COMBINATIONS

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of the Ertl Company, Inc. and certain of its affiliates ("Ertl") for approximately $95 million. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility (Note 6). The excess of the aggregate purchase price over the fair market of net assets acquired of approximately $39 million is being amortized over 40 years.

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 and 1998 assume that the Ertl acquisition occurred as of January 1 of each year (in thousands, except per share data):



                                          September 30, 1999   September 30, 1998
                                          --------------------  -------------------
Net sales. . . . . . . . . . . . . . . .  $           210,369   $           251,156
Income (loss) before extraordinary item.               (2,512)                3,415
Net income (loss). . . . . . . . . . . .               (2,512)                1,633
Net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . .  $             (0.15)   $             0.10
  Diluted. . . . . . . . . . . . . . . .  $                 -    $             0.10

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

On June 12, 1998, a subsidiary of the Company merged with Wheels Sports Group, Inc. ("Wheels"), subsequently renamed Racing Champions South, Inc. The merger was effected by exchanging 2.7 million shares of the Company's common stock for all of the outstanding common stock of Wheels. Each share of Wheels was exchanged for 0.51 shares of the Company's common stock. In addition, outstanding Wheels' warrants and stock options were converted at the same exchange ratio into warrants and options to purchase the Company's common stock.

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements immediately after the merger follow.




                              Six months ended
                               June 30, 1998
                             ------------------
Net sales:
 Racing Champions . . . . .  $          48,855
 Wheels . . . . . . . . . .             23,856
 Intercompany sales . . . .             (1,379)
                             ------------------
 Combined . . . . . . . . .  $          71,332
                             ==================

Net income:
 Racing Champions . . . . .  $           4,212
 Wheels . . . . . . . . . .             (2,074)
 Intercompany eliminations
  and tax adjustments . . .                (81)
                             ------------------
 Combined . . . . . . . . .  $           2,057
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

NOTE  3  -  RESTRUCTURING  AND  OTHER  CHARGES

In the second quarter of 1999, the Company recorded restructuring and other charges of $6.4 million. These charges related to the Company's alignment of operations, product lines and direct marketing efforts with the consolidation plans for those same areas at Ertl. Approximately $2.2 million of the charges relate to the re-focusing of the direct mail programs, $3.8 million relates to the reduction and consolidation of product lines and the remaining $0.4 million relates to operational consolidation, including severance and relocation costs. During the quarter ended September 30, 1999, approximately $1.2 million of the charges related to direct mail, $0.8 million of the charges related to reduction and consolidation of product lines, and $0.1 million of the charges related to severance and relocation were expended.


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

NOTE  5  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:


                                                    Shares outstanding at  Shares outstanding at
                     Authorized shares  Par Value    September 30, 1999      December 31, 1998
                     -----------------  ----------  ---------------------  ---------------------
Voting Common Stock         28,000,000  $      .01             16,432,683             16,060,998



NOTE  6  -  DEBT

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, amended on August 30, 1999, which provides for a five year revolving loan, five year term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At September 30, 1999, the Company had $27.0 million outstanding on the revolving loan. The term loan, in the principal amount of $115.0 million, is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 1.25% or at a LIBOR rate plus margin that varies between 0.75% and
                                        8

2.25%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and at September 30, 1999 was 1.00% for base rate loans and 2.00% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At September 30, 1999, the commitment fee was 0.375% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. As of September 30, 1999, the Company was in compliance with all of these covenants.

The Company's credit agreement also requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During the third quarter of 1999, the effect of this agreement was insignificant.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales. Net sales increased $32.0 million, or 63.2%, to $82.6 million for the three months ended September 30, 1999 from $50.6 million for the three months ended September 30, 1998. The increase was attributable to the acquisition of Ertl. Sales in the Racing Champions brand die cast collectibles category decreased approximately $22 million, quarter to quarter. Sales decreased in all areas within the die cast category, with especially weak performance in NASCAR, as compared to strong sales in third quarter of 1998 of last year's NASCAR 50th Anniversary line. Other die cast collectible sales, excluding NASCAR, were down as the presence of Star Wars products continues to clog the retail channel. Sales of other Racing Champions products decreased approximately $2 million, quarter to quarter, mostly due to planned reductions based on focusing product lines and reducing low volume SKU's in the apparel and souvenirs category.

Gross profit. Gross profit increased $8.1 million, or 29.7%, to $35.4 million for the three months ended September 30, 1999 from $27.3 million for the three months ended September 30, 1998. The gross profit margin (as a percentage of net sales) decreased to 42.8% in 1999 compared to 53.9% in 1998. The Company earned a higher gross profit margin in the third quarter of 1998, mostly due to the special 50th Anniversary NASCAR die-cast and souvenir products that carried higher gross profit margins. The low volume in all product categories in the third quarter of 1999 negatively impacted the Company's gross profit margin for that period. Also, the addition of the Ertl operations, with a lower gross profit margin (in the range of 40% to 45%) than the traditional Racing Champions gross profit margin, contributed to the decrease in gross profit margin. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.8 million, or 54.0%, to $25.1 million for the three months ended September 30, 1999 from $16.3 million for the three months ended September 30, 1998. The increase in selling, general and administrative expenses is due to the addition of the Ertl operations. As a percentage of net sales, selling, general and administrative expenses decreased to 30.4% for the three months ended September 30, 1999 from 32.1% for the three months ended September 30, 1998. The Company reduced operating expenses as a percent of sales through personnel reductions, scaling back discretionary expenses and the integration of operations in Hong Kong and China and the United States.

Operating income. Operating income decreased $1.0 million, or 9.7%, to $9.3 million for the three months ended September 30, 1999 from $10.3 million for the three months ended September 30, 1998. As a percentage of net sales, operating income decreased to 11.3% for the three months ended September 30, 1999 from 20.4% for the three months ended September 30, 1998. The decrease in operating income is primarily a result of the low sales volume in the third quarter of 1999.

Interest expense. Interest expense of $2.6 million for the three months ended September 30, 1999 and $0.6 million for the three months ended September 30, 1998 related primarily to bank term loans and line of credit. The increase in interest expense, quarter to quarter, is due to increased borrowings in 1999 in connection with the acquisition of Ertl.

Income tax. Income tax expense for the three months ended September 30, 1999, and September 30, 1998 include provisions for federal, state and Hong Kong income taxes at an effective rate of 42.7% and 40.0%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales. Net sales increased $53.5 million, or 43.9%, to $175.4 million for the nine months ended September 30, 1999 from $121.9 million for the nine months ended September 30, 1998. The increase was attributable to the acquisition of Ertl. The Racing Champions brand die cast collectibles category decreased approximately $23 million as compared to the nine months ended September 30, 1998. Within the die cast category, sales decreased primarily in the NASCAR area, with weak performance for the nine months ended September 30, 1999 as compared to strong sales for the nine months ended September 30, 1998 of last year's NASCAR 50th Anniversary line. Other die cast collectibles sales were down as the presence of Star Wars products continues to clog the retail channel. Sales of other Racing Champions products decreased approximately $10 million, mostly due to planned reductions based on focusing product lines and reducing low volume SKU's in the apparel and souvenirs category.

Gross profit. Gross profit increased $10.3 million, or 15.3%, to $77.6 million for the nine months ended September 30, 1999 from $67.3 million for the nine months ended September 30, 1998. The gross profit margin (as a percentage of net sales) decreased to 44.2% in 1999 compared to 55.2% in 1998. The Company earned a higher gross profit margin for the nine months ended September 30, 1998, mostly due to the special 50th Anniversary NASCAR die-cast and souvenir products that carried higher gross margins. The low volume in all product categories in the second and third quarters of 1999 negatively impacted the Company's gross profit margin year to date in 1999. Also, the addition of the Ertl operations, with a lower gross profit margin (in the range of 40% to 45%) than the traditional Racing Champions gross profit margin, contributed to the decrease in gross profit margin in 1999. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $19.5 million, or 47.2%, to $60.8 million for the nine months ended September 30, 1999 from $41.3 million for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses is due to the addition of the Ertl operations. As a percentage of net sales, selling, general and administrative expenses increased to 34.6% for the nine months ended September 30, 1999 from 33.8% for the nine months ended September 30, 1998. The slight increase as a percentage of net sales is due to both the addition of the Ertl expenses and a result of spreading fixed costs over lower volume.

Operating income. Operating income decreased $10.8 million, or 58.1%, to $7.8 million for the nine months ended September 30, 1999 from $18.6 million for the nine months ended September 30, 1998. As a percentage of net sales, operating income decreased to 4.5% for the nine months ended September 30, 1999 from 15.2% for the nine months ended September 30, 1998. The decrease in operating income is primarily a result of the $6.4 million in restructuring and other charges taken by the Company during the second quarter. These charges relate to the alignment of the Racing Champions' operations, product lines and direct marketing efforts with the consolidated plans for those same areas of Ertl. The operating margin was also negatively impacted by the low sales volume in the second and third quarters.

Interest expense. Interest expense of $5.1 million for the nine months ended September 30, 1999 and $2.2 million for the nine months ended September 30, 1998 related primarily to bank term loans and line of credit. The increase in interest expense, year to year, is due to increased borrowings in 1999 in connection with the acquisition of Ertl.

Income tax. Income tax expense for the nine months ended September 30, 1999, and September 30, 1998 include provisions for federal, state and Hong Kong income taxes at an effective rate of 46.4% and 40.6%, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's operations used net cash of $1.5 million during the nine months ended September 30, 1999. Capital expenditures for the nine months ended September 30, 1999 were approximately $6.7 million, of which approximately $4.3 million was for molds and tooling.

On April 13, 1999, in conjunction with the Company's acquisition of Ertl, the Company paid all outstanding amounts on its old credit facility and entered into a new credit facility, which was amended on August 30, 1999. The new credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At September 30, 1999, the Company had $27.0 million outstanding on the revolving loan. The term loan in the principal amount of $115.0 million is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving term loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 1.25% or at a LIBOR rate plus margin that varies between 0.75% and 2.25%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and at September 30, 1999 was 1.00% for base rate loans and 2.00% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated total debt to consolidated EBITDA. At September 30, 1999, the commitment fee was 0.375% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. As of September 30, 1999, the Company was in compliance with all of these covenants.

The Company's anticipated debt service obligations under the new credit facilities for the remainder of 1999 for scheduled interest payments are approximately $3.0 million. Average annual debt service obligations under these same facilities through March 2004 are approximately $34.7 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 1999, principally for molds and tooling, will be approximately $9.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.

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

The  Company's  State  of Readiness.  The Company's Year 2000 compliance program
-----------------------------------
has focused on two initiatives: (1) a review of significant internal IT and non-IT systems to determine the extent of potential Year 2000 issues and to effect necessary upgrades with respect to Year 2000 compliance, and (2) the circulation of surveys to the Company's major vendors and customers to assess their Year 2000 readiness.

The Company's main internal systems, including IT systems such as financial systems and core order processing systems, and non-IT systems have been tested and are currently Year 2000 compliant, except for one upgrade in process with respect to the Company's Hong Kong subsidiary which the Company expects to complete before December 31, 1999.

The Company has circulated surveys to approximately 100 of its key third party vendors and customers. None of the surveys which have been returned indicate significant Year 2000 compliance issues. The Company has also successfully completed tests of its electronic order-processing system with its significant customers. The Company expects to continue to analyze Year 2000 risks relating to its key vendors and customers based on the completed surveys and other communications.

Costs  to Address the Company's Year 2000 Issues.  The majority of the Company's
------------------------------------------------
internal Year 2000 issues have been or will be corrected through systems upgrades for other business purposes or normal maintenance contracts. The cost of such upgrades has been approximately $250,000. The Company does not expect to incur significant additional costs to upgrade its internal systems for Year 2000 compliance.

Risks  to  the  Company  for  Year  2000  Issues.  The Company believes that its
------------------------------------------------
reasonably likely worse case scenario would be to revert to manual order processing for orders currently processed through EDI systems and the Company's internal order processing systems. The Company will continue to monitor the Year 2000 compliance of its customers and vendors. A number of risks relating to the Year 2000 issue may be out of the Company's control, including reliance on outside links for essential services such as communications and power. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

The  Company's  Year 2000 Contingency Plans.   The Company's information systems
-------------------------------------------
department will be staffed over the January 1, 2000 weekend and the Company expects to make personnel available to handle issues that may arise. To the extent that unanticipated compliance issues arise with respect to the Company's internal systems, the Company believes that it will be able to implement alternative IT systems or manual systems.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During the third quarter of 1999, the effect of this agreement was insignificant.

Based on the Company's interest rate exposure on variable rate borrowings at September 30, 1999, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $120,000 per month.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On August 23, 1999, a proposed class action lawsuit was filed in U.S. District Court in the Southern District of California against the Company. The complaint alleges that the certain of the Company's trading cards constitute an illegal gambling scheme in violation of the Racketeer Influenced and Corrupt Organizations Act and California's unfair competition law. Plaintiffs seek an unspecified amount of damages and also an order enjoining the alleged illegal gambling scheme. On October 26, 1999, the Company filed a motion to dismiss the suit or, in the alternative, to transfer venue to the District Court in the Western District of North Carolina. The Company anticipates that a hearing on its motion will be held in January 2000. The Company expects to vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

(a)     Not  applicable.

(b)     Not  applicable.

(c)     Not  applicable.

(d)     Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matter was submitted to a vote of security holders of the Company during the third quarter of 1999.

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

     10.1 First Amendment to Credit Agreement, dated as of August 30, 1999, among the Company, Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, Green's Racing Souvenirs, Inc., RCNA Holdings, Inc., The Ertl Company, Inc., Ertl Direct, Inc., First Union National Bank, as agent and lender, and the other lenders party thereto.

     10.2 Security Agreement, dated as of August 30, 1999, among the Company, Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, Green's Racing Souvenirs, Inc., RCNA Holdings, Inc., The Ertl Company, Inc., Ertl Direct, Inc., and First Union National Bank, as agent and lender.

     27     Financial  Data  Schedule.

     (b)     Reports  on  Form  8-K:  none  in  the  third  quarter  of  1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  12th  day  of  November,  1999.

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