Form 10-K
period 1999-12-31
RACING CHAMPIONS CORP
filed 2000-03-27
CIK 1034239

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ____.

Commission  file  number  0-22635

                          RACING CHAMPIONS CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

             Delaware                                 36-4088307
-----------------------------------     ----------------------------------------
(State  or  Other  Jurisdiction  of     (IRS  Employer  Identification  No.)
Incorporation  or  Organization)

800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, IL               60137
---------------------------------------------------------            -----------
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:  630-790-3507

Securities  registered  pursuant  to  Section  12(b)  of  the  Exchange  Act:

TITLE  OF  EACH  CLASS          NAME  OF  EACH  EXCHANGE  ON  WHICH  REGISTERED
 -------------------               -----------------------------------------
         NA                                          NA

Securities  registered  pursuant  to  Section  12(g)  of  the  Exchange  Act:

Common  Stock,  Par  Value  $.01  Per  Share
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's common stock held by nonaffiliates as of March 15, 2000: $35,837,464. Shares of common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant's common stock outstanding as of March 15, 2000: 15,469,708.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

                                     PART I


                                ITEM 1 : BUSINESS

GENERAL
Racing Champions Corporation ("Racing Champions" or the "Company") is a leading producer and marketer of collectibles. The Company is best known for its extensive lines of officially licensed NASCAR die-cast racing replicas, Press Pass trading cards, NASCAR souvenirs and apparel, Ertl agricultural, custom imprint and American Muscle vehicle replicas and AMT model kits. The Company has license agreements with major U.S. automotive manufacturers and many of the major motorsports sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well-known characters and properties. The Company sells its products primarily in North America.

Since its inception in 1989, Racing Champions has capitalized on the growing popularity of motorsports by offering an expanding line of high quality, affordable racing replicas targeted toward racing fans and adult collectors. Beginning in 1996, Racing Champions successfully expanded into classic and custom vehicle collectibles by introducing a line of high quality die-cast replicas of classic and late-model vehicles. Racing Champions continued this expansion in 1997 by introducing additional lines of classic and custom vehicle replicas. In 1998, Racing Champions introduced a new line of die-cast vehicle replicas sold exclusively at hobby and collector shops. In 1999, the Company increased its non-racing product lines by acquiring The Ertl Company, Inc. which has produced die-cast collectibles for over 50 years.

Racing Champions is a holding company which was formed as a Delaware corporation in April 1996 by an investor group (the "Investor Group") led by Willis Stein & Partners, L.P., a private investment fund, for the purpose of consummating a recapitalization (the "Recapitalization") which involved the acquisition by Racing Champions of both Racing Champions, Inc., a privately held Illinois corporation formed in 1989 (together with an affiliated company, the "RCI Group"), and Racing Champions Limited, a privately held Hong Kong corporation formed simultaneously in 1989 (together with certain affiliated companies, the "RCL Group"). The RCI Group and the RCL Group, while under different ownership, effectively operated as one entity with the RCI Group managing the licensing, product development and sales operations, and the RCL Group managing the overseas manufacturing and shipping operations. The RCI Group was owned equally by Robert E. Dods and Boyd L. Meyer. The RCL Group was owned by Peter K.K. Chung. Messrs. Dods, Meyer and Chung continue to serve as senior executives of Racing Champions and collectively own approximately 24% of the outstanding shares of the Company's common stock, par value $0.01 per share (the "Common Stock").

In June 1998, Racing Champions completed its acquisition of Wheels Sports Group, Inc., which was subsequently renamed Racing Champions South, Inc. ("Racing Champions South"). Racing Champions South develops, markets and distributes collectible sports trading cards related to NASCAR, football and basketball markets, and NASCAR souvenirs and apparel.

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of The Ertl Company, Inc. (subsequently renamed Racing Champions Ertl, Inc.) and certain of its affiliates ("Ertl") for approximately $94.6 million. Ertl develops, markets and distributes die-cast collectibles, model kits and licensed preschool activity toys.

PRODUCTS
COLLECTIBLE  DIE-CAST
Racing Vehicle Replicas - Racing Champions has produced die-cast racing vehicle replicas since its inception in 1989. Racing Champions' racing vehicle replicas include a comprehensive line of scaled stock cars, trucks and team transporters representing a large number of the vehicles competing in the current year's NASCAR Winston Cup Series, NASCAR Busch Grand National Series and the National Hot Rod Association (NHRA). In 1999, Racing Champions produced over 1,500 different styles of racing vehicle replicas, including various sizes such as 1:24, 1:64, 1:87 and 1:43 scale. The Company's racing vehicle replicas generally retail at prices ranging from $2 to $60.

Classic and Custom Vehicle Replicas - In early 1996, Racing Champions introduced its first line of classic and custom vehicle replicas. Racing Champions introduced several additional lines in 1997 and 1998 to continue the expansion of its classic and custom die-cast vehicle replica category. In 1999, the Company launched Street Wheels, which are directed at a younger audience. The classic and custom vehicle replica category was greatly expanded in 1999 with the Ertl acquisition which added custom imprint classic cars and American Muscle die-cast vehicle collectibles, a line of vintage and modern automobiles and trucks in 1:18 and 1:43 scales. In 2000, the Company has expanded the American Muscle product line to include additional scales and is marketing a number of 1:64 and 1:24 scale products in this category, including Street Wheels, Classified Classics, Rat Fink, Mod Rods, Extreme Dream Machines and Custom Cruisers. The Company's classic and custom vehicle replicas retail at prices ranging from $2 to $79.

Agricultural and Heavy Equipment Vehicle Replicas - The agricultural die-cast vehicle replica category has a wide range of products in various scales, including die-cast replicas of vintage and modern tractors, heavy equipment and farm implements and construction equipment of major manufacturers such as John Deere, Case IH and Ford New Holland. These products generally retail for $3 to $50. In addition, Ertl's Precision brand is a line of highly detailed collectible agricultural die-cast vehicle replicas which retail for $100 to $200.

Other Die-Cast Collectibles - The Company also has a line of die-cast figures under the brand name of William Britain, which consists primarily of military and ceremonial figures fashioned after historical European and U.S. events and themes. The William Britain individual figures and sets are sold primarily to gift shops and retail for $15 to $225.

OTHER  PRODUCTS
Model Kits - The Company's model kits are marketed under the AMT and Esci brand names. Model kits consist of injection molded plastic and die-cast kits principally of vintage and high performance automobiles, race cars, trucks, aircraft and spacecraft. Model kits generally retail for $8 to $20.

Licensed Preschool Activity Toys - The Company's licensed preschool line encompasses several products and brand names. These products include outdoor activity toys, toybooks and vehicles under the John Deere Kids and Little Racers lines; die-cast trains, rail cars and plastic railway accessories under the Thomas the Tank Engine and Friends line; and several licensed properties under a toybooks line, such as Peanuts, Richard Scarry, Tonka and Berenstein Bears.
Toybooks  are  a  plastic  rolling  vehicle  that  opens  to reveal a storybook.
Licensed  preschool  activity  toys  retail  at  prices  ranging from $4 to $70.

Sports Trading Cards - Racing Champions designs and markets premium collectible sports trading cards under the Press Pass and Wheels brand names. The Company has been an innovator in the collectible sports trading card industry, having introduced season-long interactive cards, prism cards, 24-carat gold signature cards, holofoil cards and "game-used" cards. Game-used cards contain materials used in actual NASCAR races, including pieces of rubber taken from tires, fire-suits and metal car parts. The Company also markets National Football League and National Basketball Association draft pick trading cards. Draft pick cards feature leading college players who are expected to be selected in the NFL and the NBA drafts each year. The Company's sports trading cards have retail prices ranging from $3 to $10.

Apparel, Souvenirs and Games - Racing Champions distributes NASCAR-related merchandise trackside at NASCAR events, to wholesale customers and to retailers. During 1999, merchandise distributed by Racing Champions included T-shirts, hats, jackets, die-cast vehicle replicas, sunglasses, key chains, can coolers, bumper stickers, license plates and souvenirs, all of which are produced by outside manufacturers. The Company also distributes a limited number of games. These products generally retail for $2 to $150.

LICENSES
Racing Champions markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis for a limited period of time. Racing Champions has approximately 600 licenses with various race team owners, drivers, sponsors, agents, and entertainment properties generally for terms of 1 to 3 years. Racing Champions' racing replicas, collectible sports trading cards, apparel and souvenirs are also officially licensed by major race sanctioning bodies including NASCAR. Racing Champions also has license agreements with the major automobile and truck manufacturers, including Ford, Chevrolet, Oldsmobile, Pontiac, Buick, Dodge, Chrysler and Kenworth.

Royalty rates for die-cast replicas vary by category but generally range in aggregate for all licensors from 4% to 20% of the Company's sales price. Certain special or limited edition products may carry higher royalty rates. Royalty rates related to other licensed products range in aggregate from 1% to 22% of the Company's sales price. Royalties are generally paid on a quarterly basis.

PATENTS  AND  TRADEMARKS
Racing Champions has registered several trademarks with the U.S. Patent and Trademark Office, including the marks Racing Champions(TM), Ertl(TM) and Press Pass(TM). A number of Ertl trademarks are also registered in foreign countries. Racing Champions holds U.S. patents for its trading card display stand and model vehicle and for its unique packaging system which includes a die-cast vehicle, emblem and display stand. Racing Champions believes that there is significant value in its Racing Champions and Ertl trademarks and plans to build additional value through increased customer awareness of many of Racing Champions' other trade names and trademarks.

SALES  AND  DISTRIBUTION
In 1999, approximately 43% of Racing Champions' net sales were distributed through national and regional retail chains including K-Mart, Target, Toys 'R' Us, Wal-Mart, Hills/Ames, Meijer and ShopKo. Racing Champions' products are sold at more than 20,000 retail outlets throughout North America. Racing Champions utilizes electronic data interchange with its major retail customers to monitor retail inventories and point of sale information and receive and process customer orders.

In addition, Racing Champions sells to hobby and collector shops, to wholesale customers and trackside at racing events which as a group represented approximately 42% of net sales for 1999.

Racing Champions also distributes products through the premium/promotional distribution channel. In total, this channel represented approximately 11% of net sales for 1999. Premium/promotional customers offer the Company's customized products to their customers through their own distribution outlets, through special promotions or with the purchase of their product.

In 1998, Racing Champions began direct to consumer distribution, using direct mail and the Internet. This channel represented approximately 4% of net sales for 1999.

Racing Champions' internal sales force provides direct customer contact with virtually all of Racing Champions' retail and wholesale accounts. This sales force is supplemented by external sales representative organizations which are divided geographically. These external sales representative organizations provide more frequent and wider customer service and solicitation of the national and regional retailers and supported approximately 32% of Racing Champions' 1999 net sales. Racing Champions' internal sales force complements the external sales force by providing a more limited direct relationship between Racing Champions and the accounts assigned to the external sales force. Certain large accounts are designated as "house accounts" and are handled exclusively by Racing Champions' internal sales staff. External sales representatives generally earn commissions of 1.5% to 15% of the net sales price from their accounts, and their commissions are not affected by the involvement of Racing Champions' internal sales force with a customer or sale. The Company also has a telesales group which contacts smaller volume customers.

MARKETING
Racing Champions' marketing program is directed toward collectors and potential new customers that fit the demographic profile of Racing Champions' target market. The focus of Racing Champions' marketing plan is to increase awareness of the Company's product offerings and brand name. Racing Champions utilizes the following media in its marketing plan.

Advertising - Racing Champions places advertisements in collector's publications with high, specific market penetration such as die-cast collector publications and figure collector publications. Racing Champions also advertises in national publications read by its targeted collectors and enthusiasts, such as NASCAR Magazine and Die Cast Digest.

Public Relations - Racing Champions has developed a sustained public relations effort to build relationships with editors at collector publications. Ongoing product notices keep editors abreast of changing products, increase Racing Champions' credibility and market acceptance, and encourage the editorial staffs of these publications to give adequate coverage to Racing Champions' products.

Co-op Advertising - Racing Champions works closely with retail chains to plan and execute ongoing retailer driven promotions and advertising. The programs usually involve promotion of Racing Champions' products in retail customers' print circulars, mailings and catalogs.

Direct Consumer - The Internet is an increasingly important part of Racing Champions' marketing plan as collectors have quickly adopted the Internet as a preferred way to communicate with other enthusiasts about their hobby. Racing
Champions has established a proprietary World Wide Web site (www.racingchampions.com) on the Internet which highlights its products, lists product release dates and collects information directly from consumers. Racing Champions also gathers customer information through customer letters, e-mail, telephone calls and product surveys. Racing Champions uses this customer information for market research and dissemination of new product information.

COMPETITION
Racing Champions competes with several large international companies, such as Mattel, Inc., Hasbro, Inc., Action Performance Companies, Inc. and Maisto Ltd., and with other producers of racing and non-racing vehicle replicas such as Playing Mantis, Yat Ming and Jakks Pacific Inc. Racing Champions' Press Pass trading cards compete with full line collectible sports trading card companies, primarily Upper Deck, and with several smaller companies with more limited product lines.

Competition in the distribution of NASCAR-related merchandise is intense and is primarily based on product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements with NASCAR race drivers, team owners and sponsors authorizing the right to use the name, photograph, likeness, autograph or image of the NASCAR personality on specific product lines to be sold through specific distribution channels or retail outlets.

Racing Champions believes that its competitive position is enhanced by a number of factors, including product quality, features, pricing and diversity, its ability to recognize trends in its product markets and anticipate shifts in consumer preferences, its success in designing and marketing new products, the availability of adequate sources of manufacturing capacity and the ability of its third party manufacturers to meet delivery schedules, and its ability to renew existing licenses and to enter into new licenses. In addition, Racing Champions has sought to develop loyalty for its brands, to produce products with a proven track record of collectibility, and to capture shelf space at leading mass merchants and other retailers. Many of Racing Champions' competitors have greater financial, technical, marketing and other resources than Racing Champions.

MANUFACTURING
Hong Kong Office - Racing Champions Limited, the Company's Hong Kong subsidiary (the "Hong Kong Subsidiary"), has an office in Kowloon, Hong Kong and in the Racing Industrial Zone in China and employs 164 people who oversee all aspects of the manufacturing of Racing Champions' vehicle replicas and certain other products. The Hong Kong Subsidiary sources raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from Hong Kong to the United States.

Far East Manufacturing - Virtually all of Racing Champions' products, except sports trading cards and apparel and souvenirs, are manufactured in China. The Company employs four independently owned dedicated manufacturers who manufacture only the Company's products as well as several contract manufacturers. All products are manufactured to Racing Champions' specifications using molds and tooling that are owned by Racing Champions. The dedicated and contract manufacturers own the manufacturing equipment and machinery, and purchase raw materials, hire workers and plan production which includes subassemblies, final assemblies and packaging. Racing Champions purchases fully assembled and packaged finished goods in master cartons for distribution to its customers. Most of the dedicated and contract manufacturers have been supplying the Company for more than five years. The Company's purchases in 1999 from the dedicated manufacturers, Win Yield, Sharp Success, Sunrise and Shun Fung were 24.3%,
27.5%, 11.5%, and 5.2%, respectively, of the Company's total purchases of die-cast vehicle replicas.

Collectible Sports Trading Cards Manufacturing - The production of collectible sports trading cards begins with the conceptualization and design of a card series. Racing Champions must coordinate the activities of various third party contractors in the design and production process, including photographers, printers, foil stampers and inkjetters. Following printing, foil stamping, inkjetting and the placement of any other special effects on the cards, the card sheets are delivered to a packager for cutting, collating and packaging. Racing Champions generally prefers to coordinate the production of its collectible sports trading cards through a limited number of suppliers. Racing Champions believes that a number of alternate suppliers are available for each of the primary functions necessary for production of collectible sports trading cards.

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

Product Development - New product development is constantly occurring as Racing Champions seeks to improve quality, update styles and add product lines. New product design and updates are generally initiated domestically. The designing process can take several days or a number of months depending upon whether the process involves an enhancement to an existing product or a new product design. Racing Champions has been able to develop new products and make design changes quickly due to its rapid approval process, integrated Hong Kong Subsidiary and dedicated and contract manufacturing.

Tooling - Racing Champions is continuously developing new tooling and molds to produce its die-cast products. Racing Champions' engineering staff works closely with outside tool makers to design and create new tooling. Depending on the size and complexity of the model, tools can cost from $20,000 to $150,000. Racing Champions often produces back-up tools for high volume models. Racing Champions owns all of its tools and provides them to the manufacturers during production. Tools are returned to Racing Champions when a product is no longer in production and are stored for future use or destroyed.

Graphics - Existing product enhancements typically include graphics changes to the vehicles for new color schemes, sponsor changes and/or driver changes and revisions to product packaging. Graphics changes are photographed and forwarded to the Hong Kong Subsidiary for incorporation into Racing Champions' product line. Racing Champions' graphic arts personnel will redesign the car decorating process in order to reflect the graphics changes. All changes are reviewed domestically by Racing Champions personnel and samples are sent to racing teams, sponsors or other licensors prior to production for their approval.

Product Safety - Racing Champions' products are designed, manufactured, packaged and labeled to conform with the safety requirements of the American Society for Testing and Materials and the Consumer Product Safety Commission and are periodically reviewed and approved by independent safety testing laboratories. Racing Champions carries product liability insurance coverage with a limit of $26.0 million per occurrence. As of December 31, 1999, Racing Champions has never received a product liability claim.

EMPLOYEES
As of December 31, 1999, Racing Champions had 519 employees, six of whom were employed part-time. Racing Champions emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people from within Racing Champions. 69 of Racing Champions' employees, all of whom work in the distribution facility in Dyersville, IA, are covered by a collective bargaining agreement. Racing Champions considers its employee relations to be good. Racing Champions' continued success will depend in part on its ability to attract, train and retain qualified personnel at all of its locations.

                               ITEM 2 : PROPERTIES

As  of  December  31,  1999,  Racing  Champions'  facilities  were  as  follows:

DESCRIPTION                             SQUARE FEET        LOCATION          LEASE EXPIRATION
--------------------------------------  -----------  --------------------  --------------------
Corporate Headquarters . . . . . . . .       12,280  Glen Ellyn, IL        October 2000
Far East Headquarters. . . . . . . . .       19,828  Kowloon, Hong Kong    June 2002
Racing Champions, Inc. warehouse . . .       31,583  Chicago, IL           December 2000
Racing Champions South, Inc.
  office and warehouse . . . . . . . .       40,000  Mooresville, NC       February 2002
Racing Champions Ertl, Inc.
  office and warehouse . . . . . . . .      499,000  Dyersville, IA        Owned
Racing Champions International Limited               Exeter,
  office and warehouse . . . . . . . .       32,220  United Kingdom        May 30, 2014
Racing Champions International Limited               Nottingham,
  warehouse. . . . . . . . . . . . . .       71,026  United Kingdom        September 28, 2004
Racing Industrial Zone office,
  quarters and storage . . . . . . . .       42,098  Dongguan City, China  March 2001/June 2002

The Chicago warehouse was closed and the lease agreement terminated on January 31, 2000 as part of the warehousing and product fulfillment integration efforts with the facility in Dyersville, Iowa.

                           ITEM 3 : LEGAL PROCEEDINGS

In May 1997, a proposed class action lawsuit was filed against several trackside vendors, including Green's Racing Souvenirs, Inc., a wholly owned subsidiary of the Company ("GRS"). The complaint alleges that the defendants have engaged in price fixing activities at certain NASCAR events in violation of federal anti-trust laws. The plaintiffs seek an unspecified amount of compensatory and punitive damages and also an order enjoining the alleged price fixing practices. GRS has entered into a joint defense agreement with certain co-defendants pursuant to which defense costs are being reimbursed by defendant Americrown Service Corporation. The existing joint defense agreement is to remain in effect through class certification proceedings. The Company expects that GRS will vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

In August 1999, a proposed class action lawsuit was filed against the Company. The complaint alleges violations of RICO and the California Unfair Competition Law. The plaintiffs allege that the Company has operated an illegal gambling operation by selling packs of sports trading cards containing random assortments of cards of varying values. The Company disputes this claim and intends to vigorously defend its position, although no assurances can be given as to the outcome of this matter.

          ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


 ITEM 5 : MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is currently traded on the Nasdaq National Market under the symbol "RACN". The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated.

YEAR ENDED DECEMBER 31, 1998
QUARTER                        HIGH    LOW
----------------------------  ------  ------
First. . . . . . . . . . . .  $11.06  $ 7.81
Second . . . . . . . . . . .  $12.63  $10.88
Third. . . . . . . . . . . .  $13.50  $ 8.00
Fourth . . . . . . . . . . .  $14.50  $10.25


YEAR ENDED DECEMBER 31, 1999
QUARTER                        HIGH    LOW
----------------------------  ------  ------
First. . . . . . . . . . . .  $14.50  $10.63
Second . . . . . . . . . . .  $17.88  $ 6.50
Third. . . . . . . . . . . .  $ 8.13  $ 5.69
Fourth . . . . . . . . . . .  $ 5.75  $ 3.56

At December 31, 1999, there were approximately 175 holders of record of Common Stock.

The Company has not paid any cash dividends on its Common Stock. The Company intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

 ITEM 6 : SELECTED FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table sets forth selected financial data with respect to the Company for each of the periods indicated. The data for the year ended December 31, 1995 and for the four months ended April 30, 1996 are derived from audited combined financial statements of the Predecessor - RCI Group. The data for the fiscal years ended March 31, 1995 and 1996 and for the one month ended April 30, 1996 are derived from audited combined financial statements of the Predecessor-RCL Group. The data for the year ended December 31, 1996 is derived from the Company's audited consolidated financial statements. The data for the years ended December 31, 1997, 1998 and 1999 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, as indicated in their report included elsewhere herein.

The pro forma financial data for the year ended December 31, 1997 which gives effect to the acquisitions of High Performance Sports Marketing, Inc. and Press Pass Partners by Wheels Sports Group Inc. ("Wheels") as if the purchases had occurred on January 1, 1997 and as if Racing Champions' initial public offering and Wheels' initial public offering had occurred on January 1, 1997 are presented for informational purposes only and are not necessarily indicative of the results of future operations of the Company or the actual results that would have been achieved had such events occurred on such date.

The pro forma financial data for the year ended December 31, 1999, which gives effect to the acquisition of The Ertl Company, Inc. and certain of its affiliates ("Ertl") as if the purchase had occurred on January 1, 1999, is presented for informational purposes only and is not necessarily indicative of the results of future operations of the Company or the actual results that would have been achieved had such events occurred on such date.


                             PREDECESSOR  -  RCI
                                  GROUP (1)                    THE COMPANY                       PRO FORMA
                             ------------------  -----------------------------------------  --------------------
                                         Four
                               Year     months     Year      Year       Year       Year       Year       Year
                              ended     ended     ended      ended      ended      ended      ended      ended
                             Dec. 31   Apr. 30   Dec. 31    Dec. 31    Dec. 31    Dec. 31    Dec. 31    Dec. 31
                               1995      1996      1996    1997 (2)   1998 (2)   1999 (2)   1997 (2)   1999 (2)
                             --------  --------  --------  ---------  ---------  ---------  ---------  ---------
STATEMENT OF INCOME DATA:
Net sales . . . . . . . . .  $ 48,592  $ 16,614  $ 56,908  $ 83,745   $156,464   $231,360   $105,605   $266,340
Gross profit. . . . . . . .    23,036     7,210    30,974    45,103     85,614     98,677     52,332    109,586
Operating income. . . . . .     9,724       108    12,098    13,262     23,123      8,972     13,040      4,735
Net income (loss) from
  continuing operations . .  $  9,392  $     72  $  3,372  $  4,536   $ 11,741   $    535   $  5,418   $ (3,471)
                             --------  --------  --------  ---------  ---------  ---------  ---------  ---------
PER SHARE DATA:
Net income (loss) from
  continuing operations
  before extraordinary item
    Basic . . . . . . . . .                      $   0.29  $   0.33   $   0.73   $   0.03   $   0.34   $  (0.21)
    Diluted . . . . . . . .                          0.28      0.32       0.71       0.03       0.33         --
Cash dividends. . . . . . .                            --        --         --         --         --         --
Book value
    Basic . . . . . . . . .                      $   0.35  $   7.46   $  11.01   $   6.27
    Diluted . . . . . . . .                          0.34      7.26      10.64       6.14
                             --------  --------  --------  ---------  ---------  ---------  ---------  ---------
Weighted average common
  shares and common share
  equivalents outstanding
    Basic . . . . . . . . .                         9,318    12,279     15,982     16,249
    Diluted . . . . . . . .                         9,645    12,621     16,426     16,588
                             --------  --------  --------  ---------  ---------  ---------  ---------  ---------


                             PREDECESSOR - RCL GROUP (1)
                            Fiscal Years       One month
                           ended March 31,       ended
                            1995     1996    Apr. 30, 1996
STATEMENT OF INCOME DATA:
Net sales . . . . . . . .  $22,331  $37,322        $ 3,852
Gross profit. . . . . . .    5,288    7,085            752
Operating income. . . . .    2,066    2,725            507
Net income. . . . . . . .  $ 2,079  $ 2,603        $   488


                            DEC. 31, 1999 ACTUAL
BALANCE SHEET DATA:
Working capital. . . . . .  $       39,028
Total assets . . . . . . .         276,282
Total debt . . . . . . . .         123,000
Total stockholders' equity         101,848

_______________
(1) On April 30, 1996, Racing Champions Corporation acquired the RCI Group and the RCL Group in a recapitalization transaction. Accordingly, the RCI Group and RCL Group selected financial data is provided as predecessor companies to Racing Champions Corporation (the Registrant).

(2) The following supplemental financial data for the Company for the years ended December 31, 1999, 1998 and 1997 give effect to the acquisition of The Ertl Company, Inc. as if the purchase had occurred on January 1, 1999, give effect to the acquisitions of High Performance Sports Marketing, Inc. and Press Pass Partners by Wheels as if the purchases had occurred on January 1, 1997, assume that the initial public offerings of Racing Champions and Wheels occurred on January 1, 1997, and exclude certain nonrecurring charges as reflected in the supplemental footnotes.


SUPPLEMENTAL  FINANCIAL  DATA

(Amounts in thousands,      YEAR ENDED      PERCENT OF      YEAR ENDED      PERCENT OF      YEAR ENDED      PERCENT OF
except per share data)   DEC. 31, 1999(a)    NET SALES   DEC. 31, 1998(b)    NET SALES   DEC. 31, 1997(c)    NET SALES
Net sales . . . . . . .  $         266,340       100.0%  $        156,464       100.0%  $        101,487       100.0%
Gross profit. . . . . .            115,387        43.3             85,614        54.7             52,790        52.0
Operating income. . . .             16,936         6.4             28,906        18.5             20,813        20.5
Net income. . . . . . .              3,788         1.4             15,602        10.0             10,081         9.9
Net income per share:
  Basic . . . . . . . .  $            0.23               $           0.98               $           0.63
  Diluted . . . . . . .  $            0.23               $           0.95               $           0.61

__________________
(a)     Amounts  exclude  the  following items: $2.4 million in inventory write-up in connection with the purchase of
Ertl, $3.4 million in inventory write downs incurred in connection with the inventory liquidations and SKU reductions related to the integration with Ertl and $6.4 million in restructuring and other charges that the Company took during the  second  quarter  of  1999 related to the alignment of Racing Champions product lines, operations and direct mail efforts  with  the  consolidated  plans  for  those  same  areas  at  Ertl.

(b)     Amounts  exclude nonrecurring, merger-related and restructuring charges in connection with the acquisition of
Wheels  of  approximately  $5.5  million, as well as approximately $0.3 million in nonrecurring compensation and rent expense,  $0.4  million  in  interest on deferred financing charges and $1.8 million in extraordinary charges for the early  extinguishment  of  debt.  Merger  transaction  costs  consisted  primarily  of fees for investment bankers of approximately  $0.6  million, professional advisers including legal and accounting of approximately  $0.9 million and financial  printing  and  other  related  costs of approximately $0.6 million. Restructuring costs included primarily severance  for  terminated  employees  of approximately $1.1 million, agreement extension costs of approximately $1.5 million  and  facility  and  other  exit  costs  of  approximately  $0.8  million.

(c)     Amounts  exclude the following items: (1) charges for the discontinued operations of World of Racing, Inc. of
$1.5  million,  (2)  charges  for  the  discontinued  home decor product lines, including the goodwill related to the
Emerald  Sports  Group,  Inc.  acquisition  of $0.7 million, (3) expenses related to the 1997 acquisitions which were treated as pooling-of-interests of $0.3 million, (4) accounting and audit fees of $0.5 million related to acquisition and  year  end  accounting  and  auditing  work, (5) one-time bonus payments of $0.2 million, (6) a net loss from the
Wheels'  trading  card  operations  of  $2.9  million  which includes approximately $0.7 million related to defective products,  (7)  liquidation  of discontinued High Performance product lines which generated $1.0 million in sales and
$1.3  million  in  cost  of  sales  in  1997, (8) one-time bonus payments of $1.6 million which primarily relate to a transfer  of  equity ownership to a key employee immediately prior to the Wheels acquisition of High Performance, (9)
costs  of  $0.3  million  incurred  in connection with the integration of the other Wheels acquisitions into the High
Performance  facility  in  Mooresville, NC, (10) the impact of a discontinued Press Pass product line which generated minimal  net sales and $0.5 million in cost of sales in 1997, and (11) compensation and rent expense of $0.6 million.

       ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Unless indicated otherwise, references to "Racing Champions" or the "Company" are to Racing Champions Corporation and its subsidiaries, including the operations of the RCI Group and the RCL Group prior to April 30, 1996, references to "Wheels" are to Wheels Sports Group, Inc. prior to its acquisition by the Company on June 12, 1998, references to "Racing Champions South" are to Wheels Sports Group, Inc., which was renamed Racing Champions South, Inc., after its acquisition by the Company on June 12, 1998, references to "Ertl" are to The Ertl Company, Inc., prior to the acquisition by the Company on April 13, 1999 and references to "Racing Champions Ertl" are to The Ertl Company, Inc., which was renamed Racing Champions Ertl, Inc. after its acquisition by the Company on April 13, 1999.

OVERVIEW
CORPORATE  AND  PRODUCT  HISTORY
Racing Champions is a leading producer and marketer of collectibles sold at more than 20,000 North American retail outlets. The Company is best known for its extensive lines of officially licensed NASCAR die-cast racing replicas, Press Pass trading cards, NASCAR souvenirs and apparel, Ertl agricultural, custom imprint and American Muscle vehicle replicas and AMT model kits. The Company has license agreements with major U.S. automotive manufacturers and many of the major motorsports sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well-known characters and properties. The Company sells its products primarily in North America. Racing Champions Limited, based in Hong Kong and China, oversees the production of the Company's products. Racing Champions International Limited, based in the United Kingdom, sells the Company's products in Europe and Asia.

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

In June 1998, Racing Champions acquired Wheels Sports Group, Inc., subsequently renamed Racing Champions South, Inc. Racing Champions South markets and distributes collectible sports trading cards related to the NASCAR, football and basketball markets, and NASCAR souvenirs and apparel. In connection with this acquisition, Racing Champions issued 2.7 million shares of Common Stock and assumed outstanding options and warrants of Racing Champions South exercisable to purchase up to 0.8 million shares of Common Stock. The transaction was accounted for as a pooling of interests. All consolidated financial information has been restated as if the transaction had been effected as of the beginning of the earliest reporting period. In connection with the merger, the Company recorded a charge to operating expenses in the second quarter of 1998 of approximately $5.5 million, including $2.1 million for direct and other merger related costs and $3.4 million relating to restructuring of the Companies' combined operations. Merger transaction costs consisted primarily of fees for investment bankers of approximately $0.6 million, professional advisors including legal and accounting of approximately $0.9 million and financial printing and other related costs of approximately $0.6 million. Restructuring costs included primarily severance for terminated employees of approximately $1.1 million, agreement extension costs of approximately $1.5 million and facility and other exit costs of approximately $0.8 million. These costs were expended by the Company prior to December 31, 1998.

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

Diamond  Sports  Group,  Inc.  and  Green's Racing Souvenirs, Inc. - On June 30,
1997, Wheels acquired 100% of the common stock of Diamond Sports Group, Inc. ("Diamond"), a privately-held corporation located in Charlotte, North Carolina, in exchange for 485,000 shares of Wheels' common stock. Diamond is engaged in merchandising NASCAR-oriented products and providing motorsports related hospitality management and corporation promotions.

On October 4, 1997, Wheels acquired 100% of the common stock of Green's Racing Souvenirs, Inc. ("GRS"), a privately-held company located in South Boston, Virginia, in exchange for 175,000 shares of Wheels' common stock. GRS is engaged in merchandising NASCAR-oriented racing souvenirs at race tracks.

Wheels accounted for each of the Diamond and GRS transactions using the pooling-of-interests method of accounting for business combinations. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Diamond and GRS.

World of Racing, Inc. - Wheels acquired World of Racing, Inc. ("WOR") through a wholly owned subsidiary on January 28, 1997, by exchanging 310,000 shares of Wheels' common stock valued at $620,000 for 100% of the common stock of WOR. WOR was a privately-held South Carolina corporation incorporated in August 1996 to operate a fantasy race game. The transaction resulted in WOR becoming a wholly-owned subsidiary of Wheels. Effective June 30, 1997, Wheels' Board of Directors voted to discontinue the operations of WOR and dispose of its assets. The acquisition of WOR was originally accounted for as a pooling-of-interests, but the discontinuance of its operations required the use of purchase accounting. The $561,914 unamortized goodwill, along with property, plant and equipment with a net book value of approximately $132,000, were written off as of June 30, 1997. In addition, as of June 30, 1997, Racing Champions recorded estimated operating losses from June 30, 1997, through the end of the phase-out period of approximately $222,000. Net liabilities of WOR at December 31, 1997, amounted to approximately $116,000 and are included in other current liabilities on the Company's consolidated balance sheet. The loss from operations and the loss on disposition are presented as discontinued operations on the Company's consolidated statement of income for the year ended December 31, 1997. Net sales of WOR amounted to approximately $174,000 for the year ended December 31, 1997.

Emerald Sports Group, Inc. - On August 5, 1997, Wheels acquired 100% of the common stock of Emerald Sports Group, Inc. ("Emerald"), a privately-held corporation located in Charlotte, North Carolina, in exchange for 65,000 shares of Wheels' common stock valued at $364,000. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired of approximately $408,000. In December 1997, Wheels decided to merge the operations of Emerald into those of Diamond and to dispose of substantially all of Emerald's assets, with the exception of inventory, as of December 31, 1997. As a result of the disposition of substantially all of Emerald's assets and the discontinuance of its operations, Wheels recorded a provision to reflect the impairment of unamortized goodwill related to the Emerald acquisition of approximately $364,000, which is included in other expense on the Company's consolidated statement of income for the year ended December 31, 1997. In addition, costs totaling approximately $200,000 related to the disposal were accrued at December 31, 1997, and subsequently paid in 1998.

High Performance Sports Marketing, Inc. - Effective October 24, 1997, Wheels consummated the acquisition of High Performance Sports Marketing, Inc. ("High Performance"). High Performance is engaged in the merchandising of NASCAR apparel and souvenirs through mass market retailers and convenience stores. Consideration paid by Wheels consisted of cash in the amount of $1,672,000, promissory notes totaling $1,000,000 and 444,444 shares of Wheels' common stock valued at $4,000,000. In addition, the terms of the merger agreement required an additional cash payment to be made at closing of $3,250,000 (the "Additional Cash Consideration"). Payment of the Additional Cash Consideration was made from escrowed funds established in connection with Wheels' credit facility. In April 1998, Wheels negotiated the release of $500,000 of escrowed funds as partial satisfaction of the Additional Cash Consideration. In addition, Wheels agreed to pay an extension fee of $450,000 to the former High Performance stockholders, $250,000 of which was paid on April 22, 1998. The remaining $200,000 of the extension fee and the remaining $2,750,000 of the Additional Cash Consideration was paid in June 1998. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired of approximately $9.4 million.

Press Pass Partners - Effective December 31, 1997, Wheels consummated the acquisition of Press Pass Partners ("Press Pass") through a transaction in which the two corporate partners of Press Pass were merged into two newly formed subsidiaries of Wheels. Press Pass is a designer and marketer of collectible trading cards featuring NASCAR and other sports personalities. Consideration paid by Wheels consisted of cash of $3,100,000, promissory notes totaling $1,000,000 and 600,000 shares of Wheels' common stock valued at $4,200,000. The promissory notes were subsequently repaid in 1998. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired of approximately $7.8 million.

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of Ertl for approximately $94.6 million. Ertl develops, markets and distributes agricultural and imprint die-cast collectibles and hobby model kits. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $35.0 million is being amortized over 40 years.

SALES  AND  EXPENSES
Racing Champions' sales are recognized based upon transfer of title of product to customers. Racing Champions does not sell its products on consignment and ordinarily accepts returns only for defective merchandise. Returns have historically not been significant. In certain instances, where retailers are unable to resell the quantity of products which they have purchased from Racing Champions, Racing Champions may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions. These credits and other price concessions are evaluated and issued annually.

Mass merchant retailers purchase Racing Champions' products either in the United States or the United Kingdom with credit terms ranging from 30 to 120 days or directly in Hong Kong with payment made by irrevocable letter of credit or wire transfer. By acquiring the products in Hong Kong, many of Racing Champions' retail customers are able to realize efficiencies with respect to cost and logistics in the distribution of the products to their retail locations. Because Racing Champions incurs significantly lower distribution and administrative costs with respect to direct shipments to customers from Hong Kong, a price discount of approximately 15% to 25% is granted. As a result, Hong Kong shipments have lower gross profit margins than domestic shipments. Therefore, the annual fluctuations in the mix of domestic versus Hong Kong shipments will affect year-to-year comparability of net sales and gross profit margins. However, Racing Champions believes that the operating income margin is comparable for Hong Kong shipments due to the saved distribution and administrative costs. For the years ended December 31, 1999, 1998 and 1997, Hong Kong shipments constituted 22%, 45% and 52%, respectively, of net sales.

Racing Champions' three largest expense categories are cost of sales, royalties and sales commissions. Cost of sales consists primarily of purchases of finished products from Racing Champions' manufacturing suppliers. Royalties vary by product category and are paid on a quarterly basis. Multiple royalties may be paid on a product to various licensors. In 1999, aggregate royalties by product ranged from approximately 1% to 22% of Racing Champions' selling price. Sales commissions ranging from 1.5% to 15% of net sales are paid quarterly to Racing Champions' external sales representative organizations. In 1999, sales subject to commissions represented 32% of total net sales.

At December 31, 1997, Wheels had established reserves for doubtful accounts, returns and allowances of $2,386,000. During 1997, it became apparent that a trading card set issued in late 1996, Crown Jewels Elite, had been improperly packed by Wheels' contract packer. As a result, substantial quantities of that product which had been purchased by distributors were not fit for sale on a retail basis. Although Wheels encouraged distributors to continue to sell the product, Wheels accepted product returns and issued credits and price concessions. Wheels recognized that a significant portion of the improperly packaged card sets would eventually be returned. Also contributing to the need for an increased reserve for doubtful accounts, returns and allowances at December 31, 1997 was an overall weakness in the trading card industry which reduced the ability of Wheels' major customers to sell through to retail, thereby increasing the likelihood of returns or other credits. Several major customers experienced financial difficulties during the later part of 1997, also causing Wheels to increase its reserves accordingly.

The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere herein.

RESULTS  OF  OPERATIONS

For  the  Year  ended  December  31,

                                                         For the Year ended December 31,
-----------------------------------------------------------------------------------------------------
(Amounts in thousands,                     1999       1999      1998       1998      1997      1997
except per share data)                    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT
-----------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . .  $231,360     100.0%  $156,464     100.0%  $83,745     100.0%
Cost of sales . . . . . . . . . . . . .   132,683      57.3%    70,850      45.3%   38,642      46.1%
-----------------------------------------------------------------------------------------------------
Gross profit. . . . . . . . . . . . . .    98,677      42.7%    85,614      54.7%   45,103      53.9%
Selling, general and
  administrative expenses . . . . . . .    79,762      34.5%    54,302      34.7%   29,625      35.4%
Amortization of intangible assets . . .     3,543       1.5%     2,663       1.7%    2,216       2.7%
Restructuring and other charges . . . .     6,400       2.8%        --       0.0%       --       0.0%
Merger related costs. . . . . . . . . .        --       0.0%     5,526       3.5%       --       0.0%
-----------------------------------------------------------------------------------------------------
Operating income. . . . . . . . . . . .     8,972       3.9%    23,123      14.8%   13,262      15.8%
Interest expense. . . . . . . . . . . .     7,650       3.3%     2,751       1.8%    5,220       6.2%
Other expense (income). . . . . . . . .      (105)      0.0%       400       0.2%      200       0.2%
-----------------------------------------------------------------------------------------------------
Income before income taxes. . . . . . .     1,427       0.6%    19,972      12.8%    7,842       9.4%
Income tax expense. . . . . . . . . . .       892       0.4%     8,231       5.3%    3,306       4.0%
-----------------------------------------------------------------------------------------------------
Net income from continuing
  operations before extraordinary item.       535       0.2%    11,741       7.5%    4,536       5.4%
Discontinued operations, net of tax
  benefit of $428 . . . . . . . . . . .        --       0.0%        --       0.0%    1,032       1.2%
Extraordinary charge for early
  extinguishment of debt, net
  of tax benefit of $1,188. . . . . . .        --       0.0%     1,782       1.1%       --       0.0%
-----------------------------------------------------------------------------------------------------
Net income. . . . . . . . . . . . . . .  $    535       0.2%  $  9,959       6.4%  $ 3,504       4.2%
-----------------------------------------------------------------------------------------------------
Dividends accrued on preferred stock. .        --       0.0%        --       0.0%      478       0.6%
-----------------------------------------------------------------------------------------------------
Net income available to common
  stockholders. . . . . . . . . . . . .  $    535       0.2%  $  9,959       6.4%  $ 3,026       3.6%
-----------------------------------------------------------------------------------------------------
Earnings per share:
Net income per share
    Basic . . . . . . . . . . . . . . .  $   0.03             $   0.62             $  0.25
    Diluted . . . . . . . . . . . . . .  $   0.03             $   0.61             $  0.24
Weighted average shares outstanding
    Basic . . . . . . . . . . . . . . .    16,249               15,982              12,279
    Diluted . . . . . . . . . . . . . .    16,588               16,426              12,621
-----------------------------------------------------------------------------------------------------

YEAR  ENDED  DECEMBER  31,  1999  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1998
NET  SALES
Net sales increased $74.9 million, or 47.9%, to $231.4 million for the year ended December 31, 1999 from $156.5 million for the year ended December 31, 1998. This increase was primarily attributable to the acquisition of Ertl. The overall die-cast collectibles category increased approximately 39%. Non-racing die-cast collectibles increased approximately 490%, primarily due to the addition of the American Muscle, custom imprint and agricultural and heavy equipment product lines that were acquired in connection with the Ertl acquisition. Die-cast racing replicas decreased approximately 60%, primarily in NASCAR, with weak performance for the year as compared to last year's NASCAR 50th Anniversary line. Sales of other products increased approximately 77%, primarily due to the addition of the licensed preschool lines and model kits that were acquired with Ertl. Sales of NASCAR apparel and souvenirs decreased approximately 47%, mostly due to planned reductions based on focusing product lines and reducing low volume SKU's in the apparel and souvenirs category. The increase in sales, year over year, was due to the increase in volume and product lines, primarily as a result of the Ertl acquisition, as there were no significant changes in pricing in 1999.

GROSS  PROFIT
Gross profit increased $13.1 million, or 15.3%, to $98.7 million for the year ended December 31, 1999 from $85.6 million for the year ended December 31, 1998. The gross profit margin (as a percentage of net sales) decreased to 42.7% in 1999 from 54.7% in 1998. The Company earned a higher gross profit margin during the year ended December 31, 1998 mostly due to the special 50th Anniversary
NASCAR die-cast and souvenir products that carried higher gross margins. The lower than planned sales volume in the second through fourth quarters of 1999 negatively impacted the Company's gross profit margin. Also, the addition of the Ertl operations, with a lower gross profit margin (in the range of 40% to 45%) than the traditional Racing Champions gross profit margin, contributed to the decrease in gross profit margin in 1999. Lastly, the effect of close-outs that were made, primarily in the fourth quarter, negatively affected the gross profit margin. These close-outs were necessary to liquidate excess inventories at the end of the year in light of the overall market softness. There were no major changes in the components of cost of sales.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses increased $25.5 million, or 47.0%, to $79.8 million for the year ended December 31, 1999 from $54.3 million for the year ended December 31, 1998. The increase in selling general and administrative expenses is due to the acquisition of Ertl in early 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 34.5% for the year ended December 31, 1999 from 34.7% for the year ended December 31, 1998. This slight decrease as a percentage of net sales is due to tight management of operating expenses. Furthermore, some operating efficiencies are beginning to be seen as the manufacturing, order processing and distribution are in the final phases of consolidation and full integration. Amortization expense increased approximately $0.9 million to $3.5 million for the year ended December 31, 1999 from $2.6 million for the year ended December 31, 1998. This increase is a result of the intangible assets created in the acquisition of Ertl.

OPERATING  INCOME
Operating income decreased $14.1 million, or 61.0%, to $9.0 million for the year ended December 31, 1999 from $23.1 million for the year ended December 31, 1998. As a percentage of net sales, operating income decreased to 3.9% for the year ended December 31, 1999 from 14.8% for the year ended December 31, 1998. The decrease in operating income is primarily a result of the $6.4 million in restructuring and other charges that the Company took during the second quarter of 1999 and the lower than planned sales volume in the second through fourth quarters of 1999. The restructuring and other charges relate to the alignment of the Racing Champions operations, product lines and direct marketing efforts with the consolidated plans for those same areas of Ertl. Approximately $2.2 million of the charges relate to the re-focusing of the direct mail programs, $4.0 million of the charges relate to the reduction and consolidation of product lines and the remaining $0.2 million of the charges relate to operational consolidation, including severance and relocation costs. For the year ended December 31, 1999, all of the charges related to direct mail were expended, approximately $3.7 million of the reduction and consolidation of product lines were expended and approximately $0.1 million of the charges related to severance and relocation were expended.

INTEREST  EXPENSE
Interest expense of $7.7 million for the year ended December 31, 1999 and $2.8 million for the year ended December 31, 1998 related primarily to bank term loans and line of credit. The increase in interest expense, year to year, is due to increased borrowings in 1999 in connection with the acquisition of Ertl.

INCOME  TAX
Income tax expense for the years ended December 31, 1999 and 1998 include provisions for federal, state and foreign income taxes at an effective rate of 62.5% and 41.2%, respectively. The increase in rate in 1999 is due primarily to the non-deductible goodwill generated in the acquisition of Ertl.

YEAR  ENDED  DECEMBER  31,  1998  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1997

NET  SALES
Net sales increased $72.8 million, or 87.0%, to $156.5 million for the year ended December 31, 1998 from $83.7 million for the year ended December 31, 1997. This increase is primarily due to 66.6% growth in collectible die-cast replicas. Within the collectible die-cast replica category, custom, classic and fantasy vehicles increased 92.6%, primarily due to the introduction of WCW Nitro Street Rods and the effect of a full year of Hot Rod custom replicas. The NASCAR category increased 89.1% primarily due to the effect of a full year of Stock Rods and due to the special editions that were available in 1998 to commemorate NASCAR's 50th Anniversary. Net sales of other racing replicas and pewter figures each decreased by approximately 70%. This decrease was due to a greater focus of resources and capacity on the NASCAR and classic, custom and fantasy die-cast vehicle categories. Trading cards and apparel and souvenirs increased by approximately 50% due to the full year impact from the acquisitions made in 1997 and due to increased product distribution in 1998. Most of the increases in all categories in 1998 were due to volume increases as prices increased only by approximately 3% in most product lines in 1998.

GROSS  PROFIT
Gross profit increased $40.5 million, or 89.8%, to $85.6 million for the year ended December 31, 1998 from $45.1 million for the year ended December 31, 1997. The gross profit margin (as a percentage of net sales) increased to 54.7% in 1998 from 53.9% in 1997. The gross profit margin increase is due to the increase in volume in 1998 and also due to the increase in domestic shipments (to 55% of net sales in 1998 from 48% of net sales in 1997) which have a higher gross profit margin than Hong Kong shipments. This increase was partially offset by increased cost of sales on the other collectible and apparel and souvenir lines. There were no major changes in the components of cost of sales in 1998.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses increased $24.7 million, or 83.4%, to $54.3 million for the year ended December 31, 1998 from $29.6 million for the year ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 34.7% for the year ended December 31, 1998 from 35.4% for the year ended December 31, 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of spreading fixed selling and administrative expenses over higher sales volume. Merger related costs of $5.5 million included: (a) transaction costs of $2.1 million consisting of fees for investment bankers of approximately $0.6 million, professional advisors including legal and accounting of approximately $0.9 million and financial printing and other related costs of approximately $0.6 million; and (b) restructuring costs of $3.4 million consisting of severance for terminated employees of approximately $1.1 million, agreement extension costs of approximately $1.5 million and facility and other exit costs of approximately $0.8 million. Amortization expense of $2.6 million and $2.2 million for the years ended December 31, 1998 and 1997, respectively, related primarily to intangible assets created in the Recapitalization.

OPERATING  INCOME
Operating income increased $9.8 million, or 73.7%, to $23.1 million for the year ended December 31, 1998 from $13.3 million for the year ended December 31, 1997. As a percentage of net sales, operating income decreased to 14.8% for the year ended December 31, 1998 from 15.8% for the year ended December 31, 1997. This decrease was due to $5.5 million in merger-related costs incurred in connection with the acquisition of Wheels Sports Group, Inc.

INTEREST  EXPENSE
Interest expense of $2.8 million and $5.2 million for the years ended December 31, 1998 and 1997, respectively, related primarily to bank term loans and subordinated debt incurred in connection with the Recapitalization. The decrease in interest expense recognized in 1998 was a result of the use of proceeds from the Company's initial public offering in 1997 for the repayment of certain indebtedness resulting from the Recapitalization.

INCOME  TAX
Income tax expense for the years ended December 31, 1998 and December 31, 1997 include provisions for federal, state and Hong Kong income taxes at an effective rate of 41.2% and 42.2%, respectively.

EXTRAORDINARY  CHARGE  FOR  EARLY  EXTINGUISHMENT  OF  DEBT
The extraordinary charge of $1.8 million net of tax benefit of $1.2 million recognized in 1998 related to the early extinguishment of debt and the unamortized debt discount of obligations assumed from Wheels as a result of the merger.

CHANGES  IN  FINANCIAL  CONDITION
Cash and cash equivalents increased by $6.0 million for the year ended December 31, 1999, decreased $0.7 million for the year ended December 31, 1998 and increased $0.7 million for the year ended December 31, 1997. Net cash provided by operating activities was $22.1 million, $2.6 million and $9.2 million in 1999, 1998 and 1997, respectively. The change in net cash provided by operating activities from 1998 to 1999 is primarily attributable to the decreases in accounts receivable, inventory and accounts payable and accrued expenses (due to low sales volume and the liquidation of excess inventories.) The change in net cash provided by operating activities from 1997 to 1998 is primarily attributable to the increases in accounts receivable, inventory and accounts payable and accrued expenses (due to increased sales volume). The large increase in allowance for doubtful accounts in 1999 is primarily due to the discontinuance of the direct marketing continuity program. The large increase in the allowance for doubtful accounts in 1997 is due to a Wheels trading card set that had been improperly packaged by a contract packer.

Net cash used in discontinued operations in 1997 of $0.6 million was a result of the Board of Directors of Wheels voting to discontinue the operation of WOR and dispose of its assets. The acquisition of WOR was originally accounted for using the pooling-of-interests method of accounting, but the discontinuance of its operations required the use of purchase accounting. The $0.6 million in unamortized goodwill, along with property, plant and equipment with a net book value of approximately $0.1 million were written off as of June 30, 1997. In addition, on June 30, 1997, Wheels recorded estimated operating losses from June 30, 1997, through the end of the phase-out period of approximately $0.2 million. Net liabilities of WOR at December 31, 1997 amounted to approximately $0.1 million. Net sales of WOR amounted to approximately $0.2 million for the year ended December 31, 1997.

Net cash used in investing activities was $102.3 million, $7.2 million and $8.1 million in 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 was primarily attributable to the acquisition of Ertl. The decrease from 1997 to 1998 was primarily attributable to less excess purchase price resulting from acquisitions made under the purchase method of accounting. (Please refer to the notes to the financial statements for a complete discussion of all acquisitions made over the last three year period.)

Net cash provided by financing activities was $86.2 million, $3.9 million and $0.2 million in 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 was due to more bank borrowing in connection with the acquisition of Ertl. The increase from 1997 to 1998 was due to less discretionary paydown on the bank debt.

LIQUIDITY  AND  CAPITAL  RESOURCES
The Company's continuing operations provided net cash of $22.1 million during the year ended December 31, 1999. This was primarily due to decreases in accounts receivable, inventory and account payable and accrued expenses. Capital expenditures for the year ended December 31, 1999 were approximately $9.9 million, of which approximately $6.6 million was for molds and tooling.

During 1999, the Company made payments of $77.3 million on its bank borrowings. The Company received $166.3 million in proceeds from its bank borrowings. The Company also repurchased 775,500 shares of its outstanding common stock for approximately $3.6 million.

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

In connection with the acquisition of Ertl, the Company entered into a new credit agreement on April 13, 2000, amended on August 30, 1999, which provides for a five year revolving loan, five year term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At December 31, 1999, the Company had $8.0 million outstanding on the revolving loan. The term loan, in the principal amount of $115.0 million, is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 1.25% or at a LIBOR rate plus a margin that varies between 0.75% and 2.25%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and at December 31, 1999 was 0.50% for base rate loans and 1.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At December 31, 1999, the commitment fee was 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, fixed charge ratio and interest coverage ratio. As of December 31, 1999, the Company was in compliance with all of these covenants.

The Company's Hong Kong subsidiary entered into a credit agreement with a bank that provides for a line of credit of up to $5.0 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 3% and are cross-guaranteed by RCI and RCL. As of December 31, 1999 and 1998 there were no outstanding borrowings under this line of credit.

The Company's anticipated debt service obligations under the existing credit facilities for 2000 for scheduled interest and principal payments are approximately $26.8 million. Average annual debt service obligations under these same facilities through March 2004 are approximately $30.6 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. Due to seasonal increases in demand for the Company's collectibles, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2000, principally for molds and tooling, will be approximately $11.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.

Year  2000
The Company's internal systems have experienced no material Year 2000 compliance related problems. In addition, the Company is not aware of any material Year 2000 related issues with any of its customers, suppliers or other third parties with whom the Company has business relationships. The costs associated with remediating the Company's non-compliant systems have not been material. The Company does not believe at this time that potential Year 2000 issues will materially affect the Company's business, although no assurance can be given that this will be the case.

Forward-Looking  Statements
A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future products; (2)
competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with race team owners, drivers, sponsors, agents, vehicle manufacturers, major race sanctioning bodies and other licensers; (4) the Company relies upon four independently owned factories located in China to manufacture a significant portion of its die-cast vehicle replicas and certain other products; (5) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and (6) general economic conditions in the Company's markets.

      ITEM 7A : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During 1999, the effect of this agreement was insignificant.

Based on the Company's interest rate exposure on variable rate borrowings at December 31, 1999, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $120,000 per month.

               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL  STATEMENTS
The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-1 of this report.

QUARTERLY  RESULTS  OF  OPERATIONS
The following tables set forth unaudited quarterly results of operations for each of the quarters in the years ended December 31, 1999 and 1998. All quarterly information was obtained from unaudited consolidated financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                           Fiscal Year 1999
                                                ------------------------------------
(Amounts in thousands, except per share data)     Q1        Q2       Q3        Q4
----------------------------------------------  -------  --------  -------  --------
Net sales. . . . . . . . . . . . . . . . . . .  $35,272  $57,487   $82,631  $55,970
Cost of sales. . . . . . . . . . . . . . . . .   16,618   33,966    47,250   34,849
                                                -------  --------  -------  --------

Gross profit . . . . . . . . . . . . . . . . .   18,654   23,521    35,381   21,121
Selling, general, and administrative expenses.   12,690   22,973    25,090   19,009
Amortization of intangible assets. . . . . . .      713      917       947      966
Restructuring and other. . . . . . . . . . . .        -    6,400         -        -
                                                -------  --------  -------  --------

Operating income (loss)(1) . . . . . . . . . .    5,251   (6,769)    9,344    1,146
Interest expense (2) . . . . . . . . . . . . .      564    2,017     2,563    2,506
Other expense (income) . . . . . . . . . . . .       60        9         9     (183)
                                                -------  --------  -------  --------

Income (loss) before income taxes. . . . . . .    4,627   (8,795)    6,772   (1,177)
Income tax expense (benefit) . . . . . . . . .    1,874   (3,561)    2,897     (318)
                                                -------  --------  -------  --------

Net income (loss). . . . . . . . . . . . . . .  $ 2,753  $(5,234)  $ 3,875  $  (859)
                                                -------  --------  -------  --------

Net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . . . . .  $  0.17  $ (0.32)  $  0.24  $ (0.05)
  Diluted. . . . . . . . . . . . . . . . . . .  $  0.17  $    --   $  0.23       --
Weighted average shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . .   16,081   16,234    16,417   16,261
  Diluted. . . . . . . . . . . . . . . . . . .   16,557   16,729    16,694   16,512
                                                -------  --------  -------  --------


(1)     The large operating loss  for  the second quarter was a result of the Company recording a second quarter charge to operating expenses of approximately $6.4 million in  restructuring  and  other  charges related to the alignment of Racing  Champions'
operations,  product lines and direct marketing efforts with the  consolidated  plans for  those  same  areas  of  Ertl.

(2)     Interest  expense  increased  in the second quarter and for the remainder of the  year as the Company took on new bank borrowings of approximately $140.0 million during  the  second  quarter  of  1999  to  effect  the  acquisition  of  Ertl.


                                                       FISCAL  YEAR  1998
                                                       ------------------

(Amounts in thousands, except per share data)     Q1      Q2 (1)     Q3       Q4
----------------------------------------------  -------  --------  -------  -------
Net sales. . . . . . . . . . . . . . . . . . .  $28,639  $ 42,693  $50,604  $34,528
Cost of sales. . . . . . . . . . . . . . . . .   12,083    19,168   23,351   16,248
                                                -------  --------  -------  -------
Gross profit . . . . . . . . . . . . . . . . .   16,556    23,525   27,253   18,280
Selling, general, and administrative expenses.   11,768    18,751   16,260   13,049
Amortization of intangible assets. . . . . . .      663       669      666      665
                                                -------  --------  -------  -------
Operating income . . . . . . . . . . . . . . .    4,125     4,105   10,327    4,566
Interest expense . . . . . . . . . . . . . . .      792       743      625      591
Other expense. . . . . . . . . . . . . . . . .      114        39       71      176
                                                -------  --------  -------  -------

Income before income taxes . . . . . . . . . .    3,219     3,323    9,631    3,799
Income tax expense . . . . . . . . . . . . . .    1,543     1,372    3,856    1,460
                                                -------  --------  -------  -------
Net income before extraordinary item . . . . .    1,676     1,951    5,775    2,339
Extraordinary item . . . . . . . . . . . . . .       --     1,782       --       --
                                                -------  --------  -------  -------

Net income available to common stockholders. .  $ 1,676  $    169  $ 5,775  $ 2,339
                                                -------  --------  -------  -------

Net income per common share before
  extraordinary item:
    Basic. . . . . . . . . . . . . . . . . . .  $  0.11  $   0.12  $  0.36  $  0.15
    Diluted. . . . . . . . . . . . . . . . . .  $  0.10  $   0.12  $  0.35  $  0.14
Net income per common share:
    Basic. . . . . . . . . . . . . . . . . . .  $  0.11  $   0.01  $  0.36  $  0.15
    Diluted. . . . . . . . . . . . . . . . . .  $  0.10  $   0.01  $  0.35  $  0.14
Weighted average shares outstanding:
    Basic. . . . . . . . . . . . . . . . . . .   15,961    15,961   15,971   16,003
    Diluted. . . . . . . . . . . . . . . . . .   16,359    16,292   16,430   16,502
                                                -------  --------  -------  -------

______________

(1)     Second  quarter  selling,  general  and  administrative  expenses  include approximately  $5.5  million  in  non-recurring,  merger-related  and restructuring charges incurred in connection with the acquisition of Wheels Sports Group, Inc. in
June  1998.  Interest  expense also includes approximately $0.4 million in interest expense  on  deferred  financing  costs  of  Wheels  prior  to the acquisition. The extraordinary  item  relates  to  the early extinguishment of debt on Wheels' books that  was  paid  at  the  time  of  the  acquisition  by  the  Company.

     ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

Not  applicable.

                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed on or before May 1, 2000.

                        ITEM 11 : EXECUTIVE COMPENSATION

Incorporated herein by reference to the discussion under "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed on or before May 1, 2000.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the discussion under "Security Ownership" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed on or before May 1, 2000.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the discussions under "Executive Compensation--Employment Agreements" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed on or before May 1, 2000.

    ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit 3.1     Amended and Restated Certificate of Incorporation of the
                Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December
                31, 1998 (File No. 0-22635)).

Exhibit 3.2     First Amendment to Amended and Restated Certificate of
                Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22635)).

Exhibit 3.3     Amended and Restated By-Laws of the Company (incorporated
                by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

Exhibit 10.1    Amended and Restated Credit Agreement, dated as of June
                17, 1997, by and among the Company, Racing Champions, Inc.,
                BankBoston, N.A., as lender and agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended
                December 31, 1997 (File No. 0-22635)).

Exhibit 10.2 Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 11, 1998, by and among the Company, Racing
                Champions, Inc., BankBoston, N.A., as lender and agent, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated
                June 12, 1998 (File No. 0-22635) filed by the Company with the
                Securities and Exchange Commission on June 29, 1998).

Exhibit 10.3    Amended and Restated Guarantee and Security Agreement,
                dated as of June 17, 1997, by and among the Company, Racing
                Champions, Inc. and BankBoston, N.A., as agent (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on
                Form 10-K for the year ended December 31, 1997 (File No. 0-22635)).

Exhibit 10.4    Credit Agreement, dated as of April 13, 1999, by and among the Company, Racing Champions, Inc., Racing Champions South,
                Inc., Racing Champions Worldwide Limited, First Union National
                Bank, as lender and agent, and the other lenders party thereto
                (incorporated by reference to Exhibit 99.2 of the Company's
                Current Report on Form 8-K dated April 13, 1999 (File No. 0-22635)).

Exhibit 10.5    First Amendment to Credit Agreement, dated as of August
                30, 1999, among the Company, Racing Champions, Inc., Racing
                Champions South, Inc., Racing Champions Worldwide Limited,
                Green's Racing Souvenirs, Inc., RCNA Holdings, Inc., The Ertl
                Company, Inc., Ertl Direct, Inc., First Union National Bank, as agent and lender, and the other lenders party thereto (incor-porated by reference to Exhibit 10.1 of the Company's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 1999
                (File No. 0-22635)).

Exhibit 10.6    Security Agreement, dated as of August 30, 1999, among the
                Company, Racing Champions, Inc., Racing Champions South, Inc.,
                Racing Champions Worldwide Limited, Green's Racing Souvenirs,
                Inc., RCNA Holdings, Inc., The Ertl Company, Inc., Ertl Direct,
                Inc., and First Union National Bank, as agent and lender
                (incorporated by reference to Exhibit 10.2 of the Company's
                Quarterly Report on Form 10-Q for the quarter ended September
                30, 1999 (File No. 0-22635)).

Exhibit 10.7    Stock and Asset Purchase Agreement, dated as of April 13,
                1999, among U.S. Industries, Inc., JUSI Holdings, Inc., USI
                Overseas Limited, USI Canada, Inc., Racing Champions
                Corporation, Racing Champions, Inc., RCNA Holdings, Inc.,
                Racing Champions Worldwide Limited and Racing Champions Limited
                (incorporated by reference to Exhibit 2.1 of the Company's
                Current Report on Form 8-K dated April 13, 1999 (File No. 0-22635)).

Exhibit 10.8    Warrant Agreement, dated as of August 5, 1998, between the
                Company and BankBoston, N.A., as warrant agent (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

Exhibit 10.9    Warrant dated December 31, 1997 issued by Wheels Sports
                Group, Inc. to Indosuez CM II, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

Exhibit 10.10   Registration Rights Agreement, dated as of December 31,
                1997, between Wheels Sports Group, Inc. and Indosuez CM II,
                Inc. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1998 (File No. 0-22635)).

Exhibit 10.11   Warrant dated April 27, 1997 issued by Wheels Sports
                Group, Inc. to Schneider Securities, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

Exhibit 10.12* Employment Agreement, dated as of April 30, 1999, by and between Racing Champions, Inc. and Robert Dods (incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22635)).

Exhibit 10.13* Employment Agreement, dated as of April 30, 1999, by and between Racing Champions, Inc. and Boyd Meyer (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22635)).

Exhibit 10.14*  Employment Agreement, dated as of April 30, 1999, by and between Racing Champions Limited and Peter Chung (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-22635)).

Exhibit 10.15*  Employment Agreement, dated as of April 30, 1998, by and between Racing Champions, Inc. and Curt Stoelting (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

Exhibit 10.16*  Employment Agreement, dated as of April 30, 1998, by and between Racing Champions, Inc. and Peter Henseler (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

Exhibit 10.17* Employment Agreement, dated as of April 30, 1998, by and between Racing Champions, Inc. and Kevin Camp (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

Exhibit 10.18* 1996 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Company's Registration
                Statement on Form S-1 (Registration No. 333-22493) filed with the Securities and Exchange Commission on February 27, 1997).

Exhibit 10.19*  Racing Champions Corporation Stock Incentive Plan, as amended.

Exhibit 10.20*  Racing Champions Corporation Employee Stock Purchase
                Plan (incorporated by reference to Exhibit 10.23 of the Company's Pre-Effective Amendment No. 1 to Registration
                Statement on Form S-1 (Registration No. 333-22493) filed with the Securities and Exchange Commission on April 11, 1997).

Exhibit 10.21*  Wheels Sports Group, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

Exhibit 21      Subsidiaries of the Company.

Exhibit 23      Consent of Arthur Andersen LLP.

Exhibit 24 Power of Attorney (included as part of the signature page hereof).

Exhibit 27      Financial Data Schedule.

______________________

*  Management  contract  or  compensatory  plan  or  arrangement.

(b)     Reports  on  Form  8-K.
        The Company did not file any reports on Form 8-K for the three months ended
        December  31,  1999.

(c)     Financial  statement  schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  MARCH  24,  2000          RACING  CHAMPIONS  CORPORATION
                                 By: /s/ Robert E. Dods, Chief Executive Officer
                                     -------------------------------------------
                                    Robert  E.  Dods,  Chief  Executive  Officer

POWER  OF  ATTORNEY
Each person whose signature appears below hereby appoints Robert E. Dods and Curtis W. Stoelting, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Robert E. Dods            Chief Executive Officer and Director       March 24, 2000
----------------------------  (Principal Executive Officer)
Robert E. Dods

/s/ Boyd L. Meyer             President and Director                     March 24, 2000
----------------------------
Boyd L. Meyer

/s/ Curtis W. Stoelting       Executive Vice President                   March 24, 2000
----------------------------  and Secretary(Principal Financial
Curtis W. Stoelting           Officer and Principal Accounting Officer)

/s/ Peter K.K. Chung          Director                                   March 24, 2000
----------------------------
Peter K.K. Chung

/s/ Avy H. Stein              Director                                   March 24, 2000
----------------------------
Avy H. Stein

/s/ Daniel M. Gill            Director                                   March 24, 2000
----------------------------
Daniel M. Gill

/s/ John S. Bakalar           Director                                   March 24, 2000
----------------------------
John S. Bakalar

/s/ John J. Vosicky           Director                                   March 24, 2000
----------------------------
John J. Vosicky

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

To  the  Stockholders  of  Racing  Champions  Corporation  and  Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Racing Champions Corporation included in this annual report and issued our report thereon dated February 21, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur  Andersen  LLP
Chicago,  Illinois
February  21,  2000


DESCRIPTION

Valuation  and  Qualifying  Accounts



                                  BALANCE AT   CHARGED TO   CHARGED TO
                                   BEGINNING    COSTS AND      OTHER                    BALANCE AT
                                    OF YEAR     EXPENSES     ACCOUNTS     DEDUCTIONS   END OF YEAR
                                  -----------  -----------  -----------  ------------  ------------
Allowance for doubtful accounts:
Year ended December 31, 1997 . .  $   494,000  $ 1,068,000  $ 1,124,000           --   $  2,686,000
Year ended December 31, 1998 . .  $ 2,686,000  $   608,650           --  $(2,194,650)  $  1,100,000
Year ended December 31, 1999 . .  $ 1,100,000  $ 3,535,094  $ 2,338,383  $(1,518,528)  $  5,454,949


CONSOLIDATED  BALANCE  SHEETS

                                                                             DECEMBER  31,
                                                                             -------------

                                                                         1999           1998
                                                                     -------------  -------------
ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $ 12,265,289   $  6,242,149
Accounts receivable, net of allowance for doubtful
 accounts of $5,454,949 and $1,100,000. . . . . . . . . . . . . . .    44,717,451     22,079,678
Other receivable. . . . . . . . . . . . . . . . . . . . . . . . . .            --        129,212
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,144,875     14,227,795
Deferred and prepaid taxes. . . . . . . . . . . . . . . . . . . . .    14,691,659        801,763
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     2,889,304      3,573,556
Property held for sale. . . . . . . . . . . . . . . . . . . . . . .       152,564             --
                                                                     -------------  -------------

Total current assets. . . . . . . . . . . . . . . . . . . . . . . .   102,861,142     47,054,153
                                                                     -------------  -------------
Property and equipment:
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       725,514             --
Buildings and improvements. . . . . . . . . . . . . . . . . . . . .     4,916,152             --
Tooling . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37,022,492     14,233,994
Other equipment . . . . . . . . . . . . . . . . . . . . . . . . . .     9,386,980      5,369,794
                                                                     -------------  -------------
                                                                       52,051,138     19,603,788
Less Accumulated depreciation . . . . . . . . . . . . . . . . . . .   (13,931,161)    (6,369,639)
                                                                     -------------  -------------
                                                                       38,119,977     13,234,149
Property held for sale. . . . . . . . . . . . . . . . . . . . . . .            --        152,564
Excess purchase price over net assets acquired, net . . . . . . . .   131,357,353     99,726,572
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,943,115        337,050
                                                                     -------------  -------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $276,281,587   $160,504,488
                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,084,893   $  9,627,308
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .    11,007,269      3,847,343
Accrued allowances. . . . . . . . . . . . . . . . . . . . . . . . .     9,969,037      2,826,688
Accrued royalties . . . . . . . . . . . . . . . . . . . . . . . . .     4,928,508      4,958,052
Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .     8,000,000     12,000,000
Current maturities of term notes. . . . . . . . . . . . . . . . . .    17,250,000      4,375,000
Other current liabilities . . . . . . . . . . . . . . . . . . . . .     4,593,178             --
                                                                     -------------  -------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . .    63,832,885     37,634,391

Term notes, less current maturities . . . . . . . . . . . . . . . .    97,750,000     17,625,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .     5,811,630      2,663,255
Other long-term liabilities . . . . . . . . . . . . . . . . . . . .     7,038,839             --
                                                                     -------------  -------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .   174,433,354     57,922,646
                                                                     -------------  -------------
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value, 28,000,000 shares authorized,
 16,432,708 issued and 15,657,208 outstanding at December 31, 1999
 and 16,060,998 issued and outstanding at December 31, 1998. . . . .       164,327        160,610
Stock warrants outstanding. . . . . . . . . . . . . . . . . . . . .       728,740      2,376,040
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .    89,241,161     85,252,973
Accumulated other comprehensive loss. . . . . . . . . . . . . . . .       (16,991)            --
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .    15,327,723     14,792,219
                                                                     -------------  -------------
                                                                      105,444,960    102,581,842
Treasury stock, at cost, 775,500 shares . . . . . . . . . . . . . .    (3,596,727)            --
                                                                     -------------  -------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .   101,848,233    102,581,842
                                                                     -------------  -------------
Total liabilities and stockholders' equity. . . . . . . . . . . . .  $276,281,587   $160,504,488
                                                                     -------------  -------------


The  accompanying  notes  are  an  integral  part  of these consolidated balance sheets.


CONSOLIDATED  STATEMENTS  OF  INCOME


                                                         YEAR  ENDED  DECEMBER  31,
                                                         --------------------------

                                                       1999           1998         1997
                                                   -------------  ------------  -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $231,360,417   $156,463,996  $83,744,964
Cost of sales, related party. . . . . . . . . . .     5,957,866      8,218,345    5,242,441
Cost of sales, other. . . . . . . . . . . . . . .   126,725,490     62,631,886   33,399,973
                                                   -------------  ------------  -----------
Gross profit. . . . . . . . . . . . . . . . . . .    98,677,061     85,613,765   45,102,550
Selling, general and administrative expenses. . .    79,762,220     54,302,304   29,624,815
Merger related costs. . . . . . . . . . . . . . .            --      5,525,695           --
Restructuring and other charges . . . . . . . . .     6,400,000             --           --
Amortization of intangible assets . . . . . . . .     3,542,579      2,663,278    2,216,278
                                                   -------------  ------------  -----------
Operating income. . . . . . . . . . . . . . . . .     8,972,262     23,122,488   13,261,457
Interest expense. . . . . . . . . . . . . . . . .     7,650,127      2,750,781    5,219,853
Other (income) expense. . . . . . . . . . . . . .      (104,943)       399,499      200,401
                                                   -------------  ------------  -----------
Income before income taxes. . . . . . . . . . . .     1,427,078     19,972,208    7,841,203
Income tax expense. . . . . . . . . . . . . . . .       891,574      8,231,028    3,305,892
                                                   -------------  ------------  -----------
Net income from continuing operations
  before extraordinary item . . . . . . . . . . .       535,504     11,741,180    4,535,311
Discontinued operations, net of tax
  benefit of $428,000 . . . . . . . . . . . . . .            --             --    1,032,080
Extraordinary charge for early extinguishment
  of debt, net of tax benefit of $1,188,000 . . .            --      1,782,000           --
                                                   -------------  ------------  -----------
Net income. . . . . . . . . . . . . . . . . . . .  $    535,504   $  9,959,180  $ 3,503,231
                                                   -------------  ------------  -----------
Dividends accrued on preferred stock. . . . . . .            --             --      478,422
Net income available to common stockholders . . .  $    535,504   $  9,959,180  $ 3,024,809
                                                   -------------  ------------  -----------
Net income per share from continuing operations
    Basic . . . . . . . . . . . . . . . . . . . .  $       0.03   $       0.73  $      0.33
    Diluted . . . . . . . . . . . . . . . . . . .  $       0.03   $       0.71  $      0.32
Net income per share from discontinued operations
    Basic . . . . . . . . . . . . . . . . . . . .  $         --   $         --  $      0.08
    Diluted . . . . . . . . . . . . . . . . . . .  $         --   $         --  $      0.08
Net income per share from extraordinary item
    Basic . . . . . . . . . . . . . . . . . . . .  $         --   $       0.11  $        --
    Diluted . . . . . . . . . . . . . . . . . . .  $         --   $       0.11  $        --
Net income per share
    Basic . . . . . . . . . . . . . . . . . . . .  $       0.03   $       0.62  $      0.25
    Diluted . . . . . . . . . . . . . . . . . . .  $       0.03   $       0.61  $      0.24
Weighted average shares outstanding
    Basic . . . . . . . . . . . . . . . . . . . .    16,249,380     15,981,952   12,279,111
    Diluted . . . . . . . . . . . . . . . . . . .    16,587,947     16,425,852   12,620,696
                                                   -------------  ------------  -----------

The  accompanying  notes  are an integral part of these consolidated statements.

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY

                                                                                                Accumulated
                                                                     Stock                         Other       Additional
                                          Common    Preferred      Warrants       Treasury     Comprehensive     Paid-in
                                          Stock       Stock       Outstanding      Stock           Loss          Capital
                                         --------  ------------  -------------  ------------  ---------------  -----------
BALANCE, DECEMBER 31, 1996. . . . . . .  $ 93,438  $   656,827   $         --   $        --   $           --   $ 9,146,377
Distribution to subchapter S
  stockholder . . . . . . . . . . . . .        --           --             --            --               --            --
Adjustment for converting
  from subchapter S to C. . . . . . . .        --           --             --            --               --       395,549
                                         --------  ------------  -------------  ------------  ---------------  -----------
BALANCE, JANUARY 1, 1997. . . . . . . .    93,438     656, 827             --            --               --     9,541,926
                                         --------  ------------  -------------  ------------  ---------------  -----------
Net income. . . . . . . . . . . . . . .        --           --             --            --               --            --
Issuance of stock in connection
  with purchase of:
World of Racing, Inc.
  (158,100 shares). . . . . . . . . . .     1,581           --             --            --               --       618,419
Emerald Sports Group, Inc.
  (33,150 shares) . . . . . . . . . . .       331           --             --            --               --       363,669
High Performance Sports
  Marketing, Inc. (226,666 shares). . .     2,267           --             --            --               --     3,997,733
Press Pass Partners
  (306,000 shares). . . . . . . . . . .     3,060           --             --            --               --     4,196,940
Initial public offering . . . . . . . .    58,850           --        739,126            --               --    72,734,273
Redemption of preferred stock . . . . .        --   (1,135,249)            --            --               --    (7,861,237)
Accrued dividends . . . . . . . . . . .        --      478,422             --            --               --            --
Consolidation of World of Racing, Inc..        --           --             --            --               --            --
Stockholder loan repayments . . . . . .        --           --             --            --               --            --
Issuance of stock warrants to bank. . .        --           --      1,647,300            --               --            --
Stock warrants exercised. . . . . . . .        81           --        (10,386)           --               --       121,665
Stock options issued. . . . . . . . . .        --           --             --            --               --       521,686
Comprehensive income
                                         --------  ------------  -------------  ------------  ---------------  -----------
BALANCE, DECEMBER 31, 1997. . . . . . .   159,608           --      2,376,040            --               --    84,235,074
                                         --------  ------------  -------------  ------------  ---------------  -----------
Net income. . . . . . . . . . . . . . .        --           --             --            --               --            --
Stock issued upon option exercise . . .     1,002           --             --            --               --     1,006,491
Expense recognized under stock
  option grant. . . . . . . . . . . . .        --           --             --            --               --        11,408
Comprehensive income
                                         --------  ------------  -------------  ------------  ---------------  -----------
BALANCE, DECEMBER 31, 1998. . . . . . .   160,610           --      2,376,040            --               --    85,252,973
                                         --------  ------------  -------------  ------------  ---------------  -----------
Net income. . . . . . . . . . . . . . .        --           --             --            --               --            --
Stock issued upon option exercise . . .     1,119           --             --            --               --       538,619
Expense recognized under stock
  option grant. . . . . . . . . . . . .        --           --             --            --               --        22,824
Stock warrants exercised. . . . . . . .     2,598           --     (1,647,300)           --               --     3,426,745
Treasury stock acquisition. . . . . . .        --           --             --    (3,596,727)              --            --
Other comprehensive loss- foreign
  currency translation adjustments. . .        --           --             --            --          (16,991)           --
Comprehensive income
                                         --------  ------------  -------------  ------------  ---------------  -----------
BALANCE, DECEMBER 31, 1999. . . . . . .  $164,327  $        --   $    728,740   $(3,596,727)  $      (16,991)  $89,241,161
                                         --------  ------------  -------------  ------------  ---------------  -----------


                                                        Stockholder                      Compre-
                                                          Loans &          Total         hensive
                                           Retained        Notes       Stockholders'     Income
                                           Earnings     Receivable        Equity         (Loss)
                                         ------------  -------------  ---------------  -----------
BALANCE, DECEMBER 31, 1996. . . . . . .  $ 2,635,116   $   (108,425)  $   12,423,333   $        --
Distribution to subchapter S
  stockholder . . . . . . . . . . . . .     (431,337)            --         (431,337)           --
Adjustment for converting
  from subchapter S to C. . . . . . . .     (395,549)            --               --            --
                                         ------------  -------------  ---------------  -----------
BALANCE, JANUARY 1, 1997. . . . . . . .    1,808,230       (108,425)      11,991,996            --
                                         ------------  -------------  ---------------  -----------
Net income. . . . . . . . . . . . . . .    3,503,231             --        3,503,231     3,503,231
Issuance of stock in connection
  with purchase of:
World of Racing, Inc.
  (158,100 shares). . . . . . . . . . .           --             --          620,000            --
Emerald Sports Group, Inc.
  (33,150 shares) . . . . . . . . . . .           --             --          364,000            --
High Performance Sports
  Marketing, Inc. (226,666 shares). . .           --             --        4,000,000            --
Press Pass Partners
  (306,000 shares). . . . . . . . . . .           --             --        4,200,000            --
Initial public offering . . . . . . . .           --             --       73,532,249            --
Redemption of preferred stock . . . . .           --             --       (8,996,486)           --
Accrued dividends . . . . . . . . . . .     (478,422)            --               --            --
Consolidation of World of Racing, Inc..           --         95,436           95,436            --
Stockholder loan repayments . . . . . .           --         12,989           12,989            --
Issuance of stock warrants to bank. . .           --             --        1,647,300            --
Stock warrants exercised. . . . . . . .           --             --          111,360            --
Stock options issued. . . . . . . . . .           --             --          521,686            --
Comprehensive income                                                                   $ 3,503,231
                                         ------------  -------------  ---------------  -----------
BALANCE, DECEMBER 31, 1997. . . . . . .    4,833,039             --       91,603,761
                                         ------------  -------------  ---------------  -----------
Net income. . . . . . . . . . . . . . .    9,959,180             --        9,959,180     9,959,180
Stock issued upon option exercise . . .           --             --        1,007,493            --
Expense recognized under stock
  option grant. . . . . . . . . . . . .           --             --           11,408            --
Comprehensive income                                                                   $ 9,959,180
                                         ------------  -------------  ---------------  -----------
BALANCE, DECEMBER 31, 1998. . . . . . .   14,792,219             --      102,581,842
                                         ------------  -------------  ---------------  -----------
Net income. . . . . . . . . . . . . . .      535,504             --          535,504       535,504
Stock issued upon option exercise . . .           --             --          539,738            --
Expense recognized under stock
  option grant. . . . . . . . . . . . .           --             --           22,824            --
Stock warrants exercised. . . . . . . .           --             --        1,782,043            --
Treasury stock acquisition. . . . . . .           --             --       (3,596,727)           --
Other comprehensive loss- foreign
  currency translation adjustments                --             --          (16,991)  $   (16,991)
Comprehensive income. . . . . . . . . .                                                $   518,519
                                         ------------  -------------  ---------------  -----------
BALANCE, DECEMBER 31, 1999. . . . . . .  $15,327,723   $         --   $  101,848,233
                                         ------------  -------------  ---------------  -----------

The  accompanying  notes  are in integral part of these consolidated statements.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                      YEAR  ENDED  DECEMBER  31,
                                                                      --------------------------
                                                                   1999           1998           1997
                                                              --------------  -------------  -------------
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $     535,504   $  9,959,180   $  3,503,231
Adjustments to reconcile net income to net cash
  provided by operating activities
    Loss from discontinued operations. . . . . . . . . . . .             --             --      1,032,080
    Extraordinary item . . . . . . . . . . . . . . . . . . .             --      1,782,000             --
    Depreciation . . . . . . . . . . . . . . . . . . . . . .      7,491,888      3,269,853      2,151,783
    Stock option expense . . . . . . . . . . . . . . . . . .             --             --        521,686
    Provision for uncollectible accounts . . . . . . . . . .      2,378,702             --      1,068,000
    Interest on deferred financing costs . . . . . . . . . .        228,936         12,862        462,587
    Write-off of unamortized goodwill related to Emerald . .             --             --        364,000
    Amortization of intangibles. . . . . . . . . . . . . . .      3,542,579      2,663,278      2,216,280
    Gain (loss) on disposition of assets . . . . . . . . . .         25,043             --         (9,530)
    Deferred income taxes. . . . . . . . . . . . . . . . . .            599      1,944,095       (501,828)
    Deferred interest on junior subordinated debt. . . . . .             --             --      1,375,890
    Changes in operating assets and liabilities, net
      of acquisition activity:
        Accounts receivable and other receivable . . . . . .      2,240,257    (10,029,643)    (5,076,821)
        Inventory. . . . . . . . . . . . . . . . . . . . . .     18,870,223     (9,816,215)      (721,594)
        Prepaid expenses . . . . . . . . . . . . . . . . . .      2,027,666     (1,840,720)      (135,931)
        Accounts payable and accrued expenses. . . . . . . .    (14,222,269)     4,661,835      2,928,425
        Other liabilities. . . . . . . . . . . . . . . . . .     (1,032,590)            --             --
                                                              --------------  -------------  -------------
        Net cash provided by continuing operating activities     22,086,538      2,606,525      9,178,258
        Net cash used in discontinued operations . . . . . .             --             --       (630,000)
INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . . . . .     (9,885,390)    (6,554,852)    (4,144,760)
  Purchase of property held for sale . . . . . . . . . . . .             --             --       (152,000)
  Proceeds from disposal of property and equipment . . . . .      2,136,899        421,929             --
  Purchase price of Ertl, net of cash. . . . . . . . . . . .    (92,996,967)            --             --
  Purchase price in excess of net assets acquired. . . . . .             --      ( 802,421)    (3,731,575)
  Increase in other non-current assets . . . . . . . . . . .     (1,507,729)      (215,841)            --
  Issuance of note receivable. . . . . . . . . . . . . . . .             --             --        (50,000)
                                                              --------------  -------------  -------------
        Net cash used in investing activities. . . . . . . .   (102,253,187)    (7,151,185)    (8,078,335)
FINANCING ACTIVITIES
  Initial public offering. . . . . . . . . . . . . . . . . .             --             --     73,781,027
  Issuance of stock. . . . . . . . . . . . . . . . . . . . .        539,738      1,007,493             --
  Redemption of preferred stock. . . . . . . . . . . . . . .             --             --     (7,862,000)
  Expense recognized for option grant. . . . . . . . . . . .         22,824         11,408             --
  Cash dividends paid on preferred stock . . . . . . . . . .             --             --     (1,134,486)
  Proceeds from bank term loans. . . . . . . . . . . . . . .    115,000,000     12,002,111      8,000,000
  Payment on bank term loans . . . . . . . . . . . . . . . .    (22,000,000)   (11,948,184)   (29,300,000)
  Net borrowings (payments) on line of credit. . . . . . . .     (4,000,000)     4,770,224      6,485,650
  Payment of junior subordinated notes . . . . . . . . . . .             --             --    (39,441,054)
  Payment of deferred interest on junior subordinated notes.             --             --     (3,403,651)
  Payment of senior subordinated notes . . . . . . . . . . .             --             --     (8,020,000)
  Decrease in due to stockholders. . . . . . . . . . . . . .             --     (5,250,000)    (1,117,008)
  Proceeds from long-term debt, net of restricted cash . . .             --             --      6,470,783
  Payments on long-term debt and capital leases. . . . . . .             --        (10,107)    (2,674,692)
  Proceeds from exercise of warrants . . . . . . . . . . . .      1,782,043             --        111,360
  Payment of deferred financing costs. . . . . . . . . . . .     (1,558,089)            --     (1,379,791)
  Distributions to Subchapter S stockholders . . . . . . . .             --             --       (431,337)
  Purchase of treasury stock . . . . . . . . . . . . . . . .     (3,596,727)            --             --
  Decrease in note receivable from officer . . . . . . . . .             --             --        133,747
  Release of escrowed cash . . . . . . . . . . . . . . . . .             --      3,300,000             --
                                                              --------------  -------------  -------------
        Net cash provided by financing activities. . . . . .     86,189,789      3,882,945        218,548
Net increase (decrease) in cash and cash equivalents . . . .      6,023,140       (661,715)       688,471
Cash and cash equivalents, beginning of year . . . . . . . .      6,242,149      6,903,864      6,215,393
                                                              --------------  -------------  -------------
Cash and cash equivalents, end of year . . . . . . . . . . .  $  12,265,289   $  6,242,149   $  6,903,864
                                                              --------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period . . . . . . . . .  $   7,150,393   $  2,621,554   $  7,180,416
  Cash paid for taxes during the period. . . . . . . . . . .  $   3,707,704   $  6,820,559   $  1,792,649
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Proceeds from long-term debt placed in escrow. . . . . . .  $          --   $         --   $  3,330,000
  Debt incurred in conjunction with acquisitions . . . . . .  $          --   $         --   $  5,250,000
  Stock issued to affect acquisitions. . . . . . . . . . . .  $          --   $         --   $  8,200,000
                                                              --------------  -------------  -------------


The  accompanying  notes  are an integral part of these consolidated statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

FOR  THE  YEARS  ENDED  DECEMBER  31,  1999,  1998  AND  1997

NOTE  1:  DESCRIPTION  OF  BUSINESS

Founded in 1989, Racing Champions Corporation ("RCC") and Subsidiaries, Racing Champions Inc. ("RCI"), Racing Champions Ertl, Inc. ("RCE"), Racing Champions Limited ("RCL"), Racing Champions International Limited ("RCIL") and Racing Champions South, Inc. ("RCS") (collectively "the Company") is a leading producer and marketer of collectibles. The Company is best known for its extensive lines of officially licensed NASCAR die-cast racing replicas, Press Pass trading cards, NASCAR apparel and souvenirs, Ertl agricultural, custom imprint and American Muscle vehicle replicas and AMT model kits. The Company has license agreements with major U.S. automotive manufacturers and many of the major motorsports sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well-known characters and properties. The Company sells its products primarily in North America. RCL, based in Hong Kong and China, oversees the production of the Company's products. RCIL, based in the United Kingdom, sells the Company's products in Europe and Asia.

NOTE  2:  RECAPITALIZATION  AND  KEY  ACQUISITIONS

RECAPITALIZATION
On April 30, 1996, an investor group consummated a recapitalization (the "Recapitalization") which involved the following: (a) the Company's purchase of all of the outstanding stock of RCI and substantially all of the assets of Dods-Meyer, Ltd. ("DML") (collectively the "RCI Group"); (b) the acquisition by Banerjan Company Limited (subsequently renamed Racing Champions Limited), of substantially all of the assets of Racing Champions Limited, Garnett Services, Inc. and Hosten Investment Limited (collectively the "RCL Group"); and (c) the contribution by the Company of all the outstanding stock of RCL to RCI.

These acquisitions were accounted for using the purchase method of accounting. The excess purchase price over the book value of the net assets acquired was $93.6 million. Of this excess $88.7 million has been recorded as an intangible asset and is being amortized on a straight-line basis over forty years and $4.9 million was recorded as inventory and property and equipment.

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                                                    SIX MONTHS ENDED     YEAR ENDED
(amounts in thousands)                                               JUNE 30, 1998      DEC. 31, 1997
-----------------------------------------------------------------  ------------------  ---------------
Net sales:
  Racing Champions. . . . . . . . . . . . . . . . . . . . . . . .  $          48,855   $       76,562
  Wheels. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23,856            7,491
  Intercompany sales. . . . . . . . . . . . . . . . . . . . . . .             (1,379)            (308)
                                                                   ------------------  ---------------
                                                                   $          71,332   $       83,745
                                                                   ------------------  ---------------
Net Income:
  Racing Champions. . . . . . . . . . . . . . . . . . . . . . . .  $           4,212   $        7,875
  Wheels (includes $1.6 million of merger costs and $1.8 million
    of extraordinary charges, net of income taxes). . . . . . . .             (2,074)          (6,792)
  Intercompany eliminations and income tax adjustments. . . . . .                (81)           2,421
                                                                   ------------------  ---------------
                                                                   $           2,057   $        3,504
                                                                   ------------------  ---------------

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

RACING  CHAMPIONS  CORPORATION  AND  THE  ERTL  COMPANY,  INC.
On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of The Ertl Company, Inc. (subsequently renamed Racing Champions Ertl, Inc.) and certain of its affiliates ("Ertl") for approximately $94.6 million. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility (Note 8). The excess of the aggregate purchase price over the fair market value of allocated assets acquired of approximately $35.0 million is being amortized over 40 years. The purchase price was based on preliminary estimates and will be adjusted as appropriate.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assume that the Ertl acquisition occurred as of January 1 of each year:

(amounts in thousands, except per share data)   DECEMBER 31, 1999   DECEMBER 31, 1998
---------------------------------------------  -------------------  ------------------
Net sales . . . . . . . . . . . . . . . . . .  $          266,340   $          329,175
Income (loss) before extraordinary item . . .              (3,471)               8,872
                                               -------------------  ------------------
Net income (loss) . . . . . . . . . . . . . .              (3,471)               7,090
Earnings (loss) per share:
  Basic . . . . . . . . . . . . . . . . . . .  $            (0.21)  $             0.44
                                               -------------------  ------------------
  Diluted . . . . . . . . . . . . . . . . . .                  --   $             0.43
                                               -------------------  ------------------

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE  3:  STATEMENT  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation and Foreign Currency Translation/Transaction - The financial statements consolidate the accounts of RCC and its wholly owned subsidiaries. All intercompany items and transactions have been eliminated. Foreign subsidiary assets and liabilities are reported in the local currency and translated at the rates of exchange at the balance sheet date while income statement accounts are translated at the average exchange rates in effect during the period. Exchange gains and losses resulting from translations for the year ended December 31, 1999 have been recorded in stockholders' equity. Exchange gains and losses for the years ended December 31, 1998 and 1997 were insignificant.

Revenue Recognition - The Company recognizes revenue based upon transfer of title of product to customers. The Company provides for estimated credit and other price concessions.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Such investments are stated at cost, which approximate fair value.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory - Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial statement purposes at rates adequate to depreciate the cost of applicable assets over their expected useful lives. Accelerated methods are used for income tax purposes. Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. The estimated useful lives used in computing depreciation for financial statement purposes are as follows:

ASSET DESCRIPTIONS          ESTIMATED USEFUL LIFE
--------------------------  ---------------------
Buildings and improvements             3-40 years
Tooling. . . . . . . . . .              3-8 years
Other equipment. . . . . .             3-13 years

Property Held for Sale - Property held for sale consists of land and related improvements at December 31, 1999 and 1998. Property held for sale is stated at the lower of cost or estimated net realizable value.

Excess Purchase Price Over Net Assets Acquired -Excess purchase price over net assets acquired (goodwill) is amortized over 40 years on a straight-line basis. Approximately $88.7 million of this goodwill is tax deductible over 15 years. Amortization expense relating to excess of purchase price over the net assets for the years ended December 31, 1999, 1998, and 1997 was approximately, $3.4 million, $2.6 million and $2.2 million, respectively. Accumulated amortization was approximately $9.5 million and $6.1 million at December 31, 1999 and 1998, respectively. The Company reviews excess purchase price over net assets acquired for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. To date, no such events or changes in circumstances have occurred.

Other Assets - Other assets at December 31, 1999 and 1998 consist primarily of refundable deposits for leased equipment, pension assets, acquisition and recapitalization costs and deferred financing fees.

Concentration of Credit Risk - Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers in which there were two customers accounting for approximately 12% and 11% of net sales for the year ended December 31, 1999, two customers accounting for approximately 14% and 12% of net sales for the year ended December 31, 1998 and three customers accounting for approximately 22%, 16%, and 11% of net sales for the year ended December 31, 1997. Additionally, at December 31, 1999 one customer accounted for approximately 20% of accounts receivable and at December 31, 1998 three customers accounted for approximately 16%, 15%, and 10% of accounts receivable. The Company does not require collateral or other security to support customers' receivables. The Company conducts periodic reviews of its customers' financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased credit insurance which covers a portion of its receivables from major customers.

Fair Value of Financial Instruments - The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amounts of the Company's lines of credit, notes and other payables approximate their fair values either due to their short-term nature, the variable rates associated with these debt instruments or based on current rates offered to the Company for debt with similar characteristics.

Advertising - The Company expenses the production costs of advertising the first time the advertising takes place except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

At December 31, 1999 and 1998, approximately $0 and $1.1 million, of direct-response advertising was included in prepaid expenses. Direct-response advertising relating to these prepaid expenses that were expensed for the years ended December 31, 1999 and 1998 was approximately $1.8 million and $1.4 million, respectively.

Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Accounting for Stock-Based Compensation - The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options.

The Company accounts for stock-based compensation arrangements with nonemployees in accordance with SFAS No. 123. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

Net Income Per Share - The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The following table discloses the provisions set forth in SFAS No. 128: (amounts in thousands, except per share data)

                                                                               WEIGHTED
                                                                        NET    AVERAGE   PER SHARE
FOR THE YEAR ENDED DECEMBER 31, 1999                                  INCOME    SHARES     AMOUNT
--------------------------------------------------------------------  -------  --------  ----------
Basic net income per share:
Net income available to common stockholders. . . . . . . . . . . . .  $   535    16,249  $     0.03
Plus effect of dilutive securities:
Stock options and warrants . . . . . . . . . . . . . . . . . . . . .       --       339          --
                                                                      -------  --------  ----------
Diluted net income per share:
Net income available to common stockholders plus assumed conversions  $   535    16,588  $     0.03
                                                                      -------  --------  ----------

Options and warrants to purchase 749,104 shares of common stock at prices ranging from $9.84 to $16.18 were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise price was greater than the average market price of the common shares.

                                                                               WEIGHTED
                                                                        NET    AVERAGE   PER SHARE
FOR THE YEAR ENDED DECEMBER 31, 1998                                  INCOME    SHARES     AMOUNT
--------------------------------------------------------------------  -------  --------  ----------
Basic net income per share:
Net income available to common stockholders. . . . . . . . . . . . .  $ 9,959    15,982  $     0.62
Plus effect of dilutive securities:
Stock options and warrants . . . . . . . . . . . . . . . . . . . . .       --       444          --
                                                                      -------  --------  ----------
Diluted net income per share:
Net income available to common stockholders plus assumed conversions  $ 9,959    16,426  $     0.61
                                                                      -------  --------  ----------

Options and warrants to purchase 611,114 shares of common stock at prices ranging from $11.27 to $16.18 were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise price was greater than the average market price of the common shares.


                                                                               WEIGHTED
                                                                        NET    AVERAGE   PER SHARE
FOR THE YEAR ENDED DECEMBER 31, 1997                                  INCOME    SHARES     AMOUNT
--------------------------------------------------------------------  -------  --------  ----------
Basic net income per share:
Net income available to common stockholders. . . . . . . . . . . . .  $ 3,025    12,279  $     0.25
Plus effect of dilutive securities:
Stock options and warrants . . . . . . . . . . . . . . . . . . . . .       --       342          --
                                                                      -------  --------  ----------
Diluted net income per share:
Net income available to common stockholders plus assumed conversions  $ 3,025    12,621  $     0.24
                                                                      -------  --------  ----------

Options and warrants to purchase 505,366 shares of common stock at prices ranging from $13.48 to $16.18 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise price was greater than the average market price of the common shares.

Comprehensive Income - The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, as part of the consolidated statements of stockholders' equity.

Recent Accounting Pronouncements - In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. As a result of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of SFAS No. 133", the Company will adopt this standard in the first quarter of 2001. Based on current circumstances, the Company does not believe that application of SFAS No. 133 will have a material effect on the Company's financial condition or results of operations.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE  4  :  RESTRUCTURING  AND  OTHER  CHARGES

In the second quarter of 1999, the Company recorded restructuring and other charges of $6.4 million. These charges related to the Company's alignment of operations, product lines and direct marketing efforts with the consolidation plans for those same areas at Ertl. Approximately $2.2 million of the charges relate to the re-focusing of the direct mail programs, $4.0 million relates to the reduction and consolidation of product lines and the remaining $0.2 million relates to operational consolidation, including severance and relocation costs. For the year ended December 31, 1999, all of the charges related to direct mail were expended, approximately $3.7 million of the reduction and consolidation of product lines were expended and approximately $0.1 million of the charges related to severance and relocation were expended.

NOTE  5  :  BUSINESS  SEGMENTS

In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales, by each group of product lines and by distribution channel. Amounts for the years ended December 31, 1999 and 1998 are as shown in the tables below. Information for the year ended December 31, 1997 is not available.

(amounts in thousands)      1999      1998
------------------------  --------  --------
Collectible die-cast . .  $164,406  $118,658
Other products . . . . .    66,954    37,806
                          --------  --------
Net sales. . . . . . . .  $231,360  $156,464
                          --------  --------
Mass retailers . . . . .  $100,549  $107,301
Wholesale and trackside.    97,010    28,392
Premium/promotional. . .    25,135    12,320
Direct and other . . . .     8,666     8,451
                          --------  --------
Net sales. . . . . . . .  $231,360  $156,464
                          --------  --------

In 1999, Other products includes model kits, licensed preschool products, sports trading cards, apparel, souvenirs and games. In 1998 this category included $13,039 of trading cards and other collectibles and $24,767 of apparel and souvenirs.

Information by geographic area is set forth in the tables below. Operating income represents income before income taxes and interest expense.

(amounts in thousands)
--------------------------------------------------------
Net sales:
United States . . . . . . . . . . . . . . . .  $213,417
Foreign . . . . . . . . . . . . . . . . . . .    21,986
Sales and transfers between geographic areas.    (4,043)
                                               ---------
Combined total. . . . . . . . . . . . . . . .  $231,360
                                               ---------
Operating income:
United States . . . . . . . . . . . . . . . .  $  6,284
Foreign . . . . . . . . . . . . . . . . . . .     2,688
                                               ---------
Combined total. . . . . . . . . . . . . . . .  $  8,972
                                               ---------
Identifiable assets:
United States . . . . . . . . . . . . . . . .  $248,049
Foreign . . . . . . . . . . . . . . . . . . .    28,233
                                               ---------
Combined total                                  $276,282
                                               ---------

NOTE  6  :  OTHER  BUSINESS  COMBINATIONS
DIAMOND  SPORTS  GROUP,  INC.  AND  GREEN'S  RACING  SOUVENIRS,  INC.
On June 30, 1997, Wheels acquired 100% of the common stock of Diamond Sports Group, Inc. ("Diamond") in exchange for 485,000 shares of the Wheels' common stock.

On October 4, 1997, Wheels acquired 100% of the common stock of Green's Racing Souvenirs, Inc. ("GRS") in exchange for 175,000 shares of the Wheels' common stock.

The Diamond and GRS transactions constituted tax-free reorganizations and each has been accounted for using the pooling-of-interests method of accounting for business combinations. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Diamond and GRS. There were no material transactions between or among Diamond, GRS and Wheels prior to the combination. Certain reclassifications have been made to Diamonds' and GRS' financial statements to conform to the Company's basis of presentation.

WORLD  OF  RACING,  INC.
Wheels acquired World of Racing, Inc. ("WOR") through a wholly owned subsidiary on January 28, 1997, by exchanging 310,000 shares of the Wheels' common stock valued at $620,000 for 100% of the common stock of WOR.

Effective June 30, 1997, Wheels' Board of Directors voted to discontinue the operations of WOR and dispose of its assets. The acquisition of WOR was originally accounted for as a pooling-of-interests, but the discontinuance of its operations required the use of purchase accounting. The $561,914 unamortized goodwill, along with property plant and equipment with a net book value of approximately $132,000, were written off as of June 30, 1997. In addition, on June 30, 1997, Wheels recorded estimated operating losses from June 30, 1997, through the end of the phase-out period of approximately $222,000. The loss from operations and the loss on disposition are presented as discontinued operations on the accompanying consolidated statement of income for the year ended December 31, 1997. Net sales of WOR amounted to approximately $174,000 for the year ended December 31, 1997.

EMERALD  SPORTS  GROUP,  INC.
On August 5, 1997, Wheels acquired 100% of the common stock of Emerald Sports Group, Inc. ("Emerald") in exchange for 65,000 shares of Wheels' common stock valued at $364,000. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired of approximately $408,000.

In December 1997, Wheels decided to merge the operations of Emerald into those of Diamond and to dispose of substantially all of Emerald's assets, with the exception of inventory, as of December 31, 1997. Accordingly, Wheels recorded provisions to write-off unamortized goodwill related to the Emerald acquisition of approximately $364,000, which is included in other expense on the accompanying consolidated statement of income for the year ended December 31, 1997. In addition, certain costs totaling approximately $200,000 related to the disposal were accrued at December 31, 1997, and are included in other expenses in the accompanying consolidated statement of income.

HIGH  PERFORMANCE  SPORTS  MARKETING,  INC.
Effective October 24, 1997, Wheels consummated the acquisition of High Performance Sports Marketing, Inc. ("High Performance"). The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired (assets acquired were approximately $2.3 million and liabilities assumed were approximately $1.7 million) of approximately $9.4 million. Consideration paid by Wheels consisted of cash in the amount of approximately $1.7 million, promissory notes totaling $1.0 million, and 444,444 shares of Wheels' common stock valued at $4.0 million. In addition, the terms of the purchase agreement between High Performance and Wheels required an additional cash payment to be made at closing of approximately $3.3 million (the "Additional Cash Consideration"). Payment of the Additional Cash Consideration was paid out of escrowed funds ("Escrowed Funds") established in connection with Wheels' Credit Facility obtained December 31, 1997. In December 1997, certain officers and directors of Wheels executed a pledge agreement under which an aggregate of approximately 1 million shares of personally-owned stock of Wheels was pledged to secure payment of the Additional Cash Consideration.

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

PRESS  PASS  PARTNERS
Effective December 31, 1997, Wheels consummated the acquisition of Press Pass Partners ("Press Pass") through a transaction in which the two corporate partners of Press Pass were merged into two newly formed subsidiaries of the Company. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired (assets acquired were approximately $2.0 million and liabilities assumed were approximately $1.5 million) of approximately $7.8 million. Consideration paid by Wheels consisted of cash of $3.1 million, promissory notes totaling $1.0 million, and 600,000 shares of Wheels' common stock valued at $4.2 million.

NOTE  7:  INCOME  TAXES

For financial reporting purposes, income before income taxes includes the following components:


                          YEAR ENDED      YEAR ENDED      YEAR ENDED
(amounts in thousands)  DEC. 31, 1999   DEC. 31, 1998   DEC. 31, 1997
----------------------  --------------  --------------  --------------
Pretax income:
  United States. . . .  $          263  $       19,773  $        7,696
  Foreign. . . . . . .           1,164             199             145
                        --------------  --------------  --------------
                        $        1,427  $       19,972  $        7,841
                        --------------  --------------  --------------

The  significant  components  of  income  tax  expense  are  as  follows:


                          YEAR ENDED      YEAR ENDED      YEAR ENDED
(amounts in thousands)  DEC. 31, 1999   DEC. 31, 1998   DEC. 31, 1997
----------------------  --------------  --------------  --------------
Current
  Federal. . . . . . .  $           --  $        5,018  $        2,733
  State. . . . . . . .              --             717             482
  Foreign. . . . . . .             293               3              10
                        --------------  --------------  --------------
                                   293           5,738           3,225
                        --------------  --------------  --------------
Deferred
  Federal. . . . . . .             493           2,180              45
  State. . . . . . . .             106             311               6
  Foreign. . . . . . .              --               2              29
                        --------------  --------------  --------------
                                   599           2,493              80
                        --------------  --------------  --------------
Income tax expense . .  $          892  $        8,231  $        3,305
                        --------------  --------------  --------------

A reconciliation of statutory Federal tax rate and actual effective income tax rate is as follows:

                                       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                     DEC. 31, 1999   DEC. 31, 1998   DEC. 31, 1997
                                     --------------  --------------  --------------
Statutory rate. . . . . . . . . . .           34.0%           34.0%           34.0%
State taxes, net of federal benefit            4.9             4.8             4.8
Foreign . . . . . . . . . . . . . .           (7.2)             --              --
Other-non-deductible goodwill . . .           30.8             2.4             3.4
                                     --------------  --------------  --------------
Effective rate. . . . . . . . . . .           62.5%           41.2%           42.2%
                                     --------------  --------------  --------------

The significant components of deferred tax assets and liabilities are as follows:

                                        DECEMBER  31,
                                        -------------
(amounts in thousands)                 1999      1998
-----------------------------------  --------  --------
Deferred tax assets
  Reserves and allowances . . . . .  $ 3,921   $   380
  Net operating loss. . . . . . . .    6,515     1,669
  Other . . . . . . . . . . . . . .    1,531       180
                                     --------  --------
    Total deferred tax assets . . .   11,967     2,229
Deferred tax liabilities
  Intangible assets . . . . . . . .   (5,435)   (3,948)
  Property and equipment. . . . . .   (1,783)     (564)
                                     --------  --------
    Total deferred tax liabilities.   (7,218)   (4,512)
                                     --------  --------
Net deferred tax asset (liability).  $ 4,749   $(2,283)
                                     --------  --------

The Company has approximately $16.0 million of net operating losses that can be carried back two years, and the remainder carried forward twenty years (expiring
2019)  for  federal  and  Illinois  income  tax  purposes.

NOTE  8  :  DEBT

In conjunction with the Company's initial public offering, the Company revised and amended its bank agreement on June 17, 1997. The amended credit agreement provided for a revolving loan and a five-year term loan. The revolving loan was amended on June 11, 1998 in conjunction with the business combination of RCC and Wheels. The amended agreement provided for a revolving loan which allowed the Company to borrow up to $12.0 million at any time prior to June 30, 2003. The term loan was amended on June 11, 1998 increasing the principal amount to $25.0 million and extending the final maturity to June 30, 2003. The entire amount of this debt outstanding was repaid upon the acquisition of Ertl.

In connection with the acquisition of Ertl, the Company entered into a new credit agreement on April 13, 1999, amended on August 30, 1999, which provides for a five year revolving loan, five year term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At December 31, 1999, the Company had $8.0 million outstanding on the revolving loan. The term loan, in the principal amount of $115.0 million, is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 1.25% or at a LIBOR rate plus a margin that varies between 0.75% and 2.25%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and at December 31, 1999 was 0.50% for base rate loans and 1.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At December 31, 1999, the commitment fee was 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, fixed charge ratio and interest coverage ratio. As of December 31, 1999, the Company was in compliance with all of these covenants.

The Company's credit agreement also requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30 day LIBOR rates of 8.0% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During 1999, the effect of this agreement was insignificant.

The Company's Hong Kong subsidiary entered into a credit agreement with a bank that provides for a line of credit of up to $5.0 million. Amounts borrowed under this line of credit bear interest at the bank's cost of funds plus 3% and are cross-guaranteed by RCI and RCL. As of December 31, 1999 and 1998 there were no outstanding borrowings under this line of credit.

On December 31, 1997, Wheels established a Credit Facility with Credit Agricole Indosuez. In connection with establishing this facility, Wheels granted to Credit Agricole Indosuez a warrant to purchase 509,358 shares of Wheels' common stock at a price of $3.50 per share. The warrant is exercisable through December 31, 2007. The exercise price and number of shares to be purchased are subject, from time to time, to certain antidilutive adjustments. Wheels recorded a discount on long term debt obtained under the Credit Facility based on the estimated fair value of the warrants at December 31, 1997. Wheels amortized the discount and included it as a component of interest expense over the term of the term loans using the effective interest rate method. Wheels also incurred financing costs, which were deferred and amortized over the term of the Credit Facility.

All obligations outstanding under the Credit Agricole Indosuez Credit Facility were paid in full in conjunction with the merger of Wheels and RCC, and the related warrant was converted into a warrant to purchase the combined Company's stock, discussed in Note 2. The unamortized discount on the debt at the time of the merger has been recorded as an extraordinary item in the accompanying consolidated statement of income for 1998, related to the early extinguishment of this debt. The warrant was exercised in full in 1999.

Long-term  debt  consists  of  the  following:

                                                                            DECEMBER  31,
                                                                            -------------
(amounts in thousands)                                                      1999     1998
------------------------------------------------------------------------  --------  -------
Term loan payable to banks, bearing interest ranging at 7.60% and
  7.68% as of December 31, 1999, with principal payments in amounts
  varying from $5,750 to $8,625 with final payment due March 31, 2004. .  $115,000  $    --
Term loan payable to the bank, bearing interest ranging from 6.6875% to
  6.8125% as of December 31, 1998, with principal payments in amounts
  varying from $1,000 to $1,500 with final payment due June 30, 2003 . .        --   22,000
                                                                          --------  -------
                                                                           115,000   22,000
Less -current maturities . . . . . . . . . . . . . . . . . . . . . . . .    17,250    4,375
                                                                          --------  -------
                                                                          $ 97,750  $17,625
                                                                          --------  -------

Principal  maturities  of  long-term debt are as follows: (amounts in thousands)


2001 . . . . . . . .  $27,313
2002 . . . . . . . .   28,750
2003 . . . . . . . .   33,062
2004 . . . . . . . .    8,625
                      -------
Total long-term debt  $97,750
                      -------

NOTE  9  :  COMMITMENTS  AND  CONTINGENCIES

Rental expense under cancellable and noncancellable operating leases amounted to approximately $3.2 million for the year ended December 31, 1999. Commitments for future minimum lease payments with terms extending beyond one year at December 31, 1999, for noncancellable operating leases are as follows:


(amounts in thousands)
------------------------------
2000 . . . . . . . . .  $2,956
2001 . . . . . . . . .   1,951
2002 . . . . . . . . .   1,421
2003 . . . . . . . . .   1,018
2004 . . . . . . . . .     668
Thereafter . . . . . .  $  532
                        ------

Note  10  :  Legal  Proceedings

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

In August, 1999, a proposed class action lawsuit was filed against the Company. The complaint alleges violations of RICO and the California Unfair Competition Law. Plaintiffs allege that the Company has operated an illegal gambling operation by selling packs of sports trading cards containing random assortments of cards of varying values. The Company disputes this claim and intends to vigorously defend its position, although no assurances can be given as to the outcome of this matter.

NOTE  11  :  CAPITAL  STOCK

On April 9, 1997, the Company issued a 7.885261-for-one stock split of common stock and increased in the number of authorized shares to 20.0 million shares of voting common stock and 1.0 million shares of nonvoting common stock. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

On June 11, 1998, in conjunction with the merger of Wheels and Racing Champions Corporation, discussed in Note 2, the Company increased the total number of authorized shares of common stock to 28.0 million shares.

On June 17, 1997, the Company sold 5,357,142 shares of its common stock in an initial public offering. The net proceeds to the Company from the sale of the stock were approximately $68.7 million, after deduction of commissions and offering expenses. Approximately $9.0 million of the net proceeds were used to redeem preferred stock issued in the Recapitalization; $42.8 million was used to repay stockholder notes issued in the Recapitalization; and $16.9 million was used to repay bank borrowings incurred in connection with the Recapitalization. In addition, the Company filed its Restated Certificate of Incorporation to eliminate the preferred stock and the nonvoting common stock. All nonvoting common stock was exchanged on a 1 for 1 basis for common stock of the Company.

In April 1997, Wheels completed an initial public offering of 1,035,000 shares of Wheels' common stock at a price of $6.00 per share, resulting in net proceeds of approximately $4.7 million. Included as part of the offering were warrants for the purchase of an additional 517,500 shares of Wheels' common stock at an exercise price of $7.08 per share. The warrants, which were immediately exercisable, expire in April 2002 and may be redeemed by the Company beginning April 1998 under certain terms and conditions at a price of $0.05 per warrant. Holders of outstanding warrants have no voting or other rights as a stockholder of the Company. In addition, Wheels agreed to issue and sell to the underwriter of its public offering, for nominal consideration, warrants to purchase an aggregate of 90,000 shares of Wheels' common stock and an additional 90,000 Wheels warrants at a price of $8.70 per Wheels common share, commencing April 1998 and expiring in April 2003. Warrants subject to purchase under warrants issued to the underwriter have terms identical to those sold as part of Wheels initial public offering. Wheels assigned $739,126 of the total net proceeds of the offering to the value of stock warrants issued.

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

NOTE  12  :  TREASURY  STOCK  REPURCHASE  PROGRAM

On September 1, 1999, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $10.0 million. At December 31, 1999, the Company had repurchased 775,500 shares of its outstanding common stock for approximately $3.6 million.

NOTE  13  :  STOCK  OPTION  PLAN

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

In April, 1997 the Company adopted the Racing Champions Corporation Stock Incentive Plan, under which the Board of Directors may grant options to purchase up to 311,852 shares of common stock to executives or key employees of the Company. In 1997, the Company granted 185,753 options to purchase shares of common stock at an exercise price equal to fair market value. In 1998 this plan was amended to allow the granting of options to purchase up to 600,000 shares of common stock. In 1998 the Company granted options to purchase 390,601 shares at a price equal to fair market value. Part of these options vested immediately and the rest vest over a five year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employees' employment with the Company. In 1999, the plan was amended to allow the granting of options to purchase up to 1,500,000 shares of common stock. During 1999, the Company granted options to purchase 354,250 shares at a price equal to fair market value. All of these options vest over a five year period.

As part of the merger with Wheels, the Company adopted the Wheels 1996 Omnibus Stock plan, under which the Company has 400,000 shares of its common stock reserved for issuance under this plan. In 1997, 254,940 options to purchase shares of the Company's common stock were granted.

Stock option activity for the Company's stock option plans for the years ended December 31, 1997, 1998 and 1999, is as follows:

                                                                WEIGHTED         SHARES
                                                                 AVERAGE      AVAILABLE FOR
                                     SHARES       PRICE      EXERCISE PRICE   FUTURE GRANTS
                                     -------  -------------  ---------------  -------------
Outstanding as of December 31, 1996  332,033                                        483,008

1997
  Granted . . . . . . . . . . . . .  440,693  $ 9.84-$16.18  $         12.91
  Exercised . . . . . . . . . . . .       --             --               --
  Canceled. . . . . . . . . . . . .    1,275  $       11.57  $         11.57
                                     -------  -------------  ---------------  -------------
Outstanding as of December 31, 1997  771,451                                        643,590
                                     -------  -------------  ---------------  -------------
1998
  Granted . . . . . . . . . . . . .  390,601  $9.187-$13.50  $         11.35
  Exercised . . . . . . . . . . . .  100,204  $ 0.13-$14.00  $         10.05
  Cancelled . . . . . . . . . . . .  195,116  $ 9.84-$16.18  $         12.61
                                     -------  -------------  ---------------  -------------
Outstanding as of December 31, 1998  866,732                                        448,105
                                     -------  -------------  ---------------  -------------
1999
  Granted . . . . . . . . . . . . .  354,250  $ 5.00-$10.94  $          7.47
  Exercised . . . . . . . . . . . .  111,912  $ 0.13-$11.57  $          4.82
  Cancelled . . . . . . . . . . . .  146,300  $ 0.13-$14.00  $         11.04
                                     -------  -------------  ---------------  -------------
Outstanding as of December 31, 1999  962,770                                      1,140,155
                                     -------  -------------  ---------------  -------------


The following table summarizes information about stock options outstanding at December 31, 1999:

                            OPTIONS  OUTSTANDING                   OPTIONS  EXERCISABLE
                            --------------------                   --------------------
                              WEIGHTED-AVERAGE
RANGE OF           NUMBER        REMAINING      WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
EXERCISE PRICE   OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
---------------  -----------  ----------------  -----------------  -----------  -----------------
0.13. . . . . .      250,529               7.3  $            0.13      150,317  $            0.13
5.00 to 12.00 .      519,956               9.1  $            8.56       75,165  $           10.79
12.73 to 16.18.      192,285               7.7  $           13.97      110,813  $           13.86
                 -----------  ----------------  -----------------  -----------  -----------------


Had compensation costs for the stock options issued been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


(amounts in thousands, except per share data)  1999    1998    1997
---------------------------------------------  -----  ------  ------
Net Income available to common stockholders
  As reported . . . . . . . . . . . . . . . .  $ 535  $9,959  $3,025
  Pro forma . . . . . . . . . . . . . . . . .  $ 407  $9,558  $2,532
                                               -----  ------  ------
Basic net income per share
  As reported . . . . . . . . . . . . . . . .  $0.03  $ 0.62  $ 0.25
  Pro forma . . . . . . . . . . . . . . . . .  $0.03  $ 0.60  $ 0.21
                                               -----  ------  ------
Diluted net income per share
  As reported . . . . . . . . . . . . . . . .  $0.03  $ 0.61  $ 0.24
  Pro forma . . . . . . . . . . . . . . . . .  $0.02  $ 0.58  $ 0.20
                                               -----  ------  ------

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, risk free rates of return from 5.17% to 6.2%, volatility factors of 56.1% to 80.8%, and expected life of 6 to 10 years. The weighted average fair value of options granted under the Company's stock plan for the years ended December 31, 1999, 1998 and 1997 was $5.76, $6.98 and $6.91 per share, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may be granted.

NOTE  14  :  RELATED  PARTY  TRANSACTIONS

The Company purchased approximately $6.0 million, $8.2 million, and $5.2 million of product during 1999, 1998 and 1997, respectively from a company controlled by a relative of one of the Company's stockholders. The Company believes these purchases were negotiated at arms-length in the normal course of business.

The Company leases warehouse space from a party related to an officer/director of the Company. Rent expense for the years ended December 31, 1999, 1998, and 1997 was $95,640, $82,120, and $68,814, respectively. The Company believes this transaction was negotiated at arms-length in the normal course of business.

RCS leases certain buildings which are owned by stockholders and/or directors of the Company. These leases are accounted for as operating leases and have terms from 1 to 5 years. The Company incurred rental expense on these leases of $51,598 during the year ended December 31, 1997. In 1998 and 1999 the lessor was no longer a related party.

RCS entered into a lease for a building on October 1, 1996, with a company owned by three of the former stockholders of Diamond. The lease term was for three years with an option to purchase the building during the lease term and a mandatory purchase requirement at the end of 1999. The lease was capitalized using a rate of 9%. Minimum monthly lease payments were $2,400. Lease payments, representing interest, made during the year ended December 31, 1997, were $19,200. In August 1997, the Company exercised its right to purchase the building for approximately $308,000; accordingly, the capital lease obligation has been removed from the books at December 31, 1997. In 1998, the Company sold the building for approximately the net book value.

The Company pays sales commissions to an external sales representative organization, of which one of the principals of this organization is a relative of an officer/director of the Company. For the years ended December 31, 1999, 1998, and 1997, commissions of $166,882, $283,226 and $168,239, respectively were allocated to the related principal. The Company believes this transaction was negotiated at arms-length in the normal course of business.

NOTE  15  :  EMPLOYEE  BENEFIT  PLANS

The Company adopted a 401(k) savings plan as of December, 1996, which became effective on January 1, 1997. Employees meeting certain eligibility requirements, as defined, may contribute up to 15% of pre-tax gross wages, subject to certain restrictions. The Company makes matching contributions of 50% of the employees contributions up to 5% of employee wages. For the years ended December 31, 1999, 1998 and 1997 the Company's contributions were approximately $233,000, $94,000 and $46,000, respectively.

As part of the purchase of Ertl, the Company acquired the Ertl Income Pension Plan for Hourly Employees. Benefits under this plan, which covers union employees, are based on a stated amount for specified years of service as negotiated in the respective collective bargaining agreements. The Company's funding policy is to make contributions in amounts actuarially determined by an independent consulting actuary to fund the benefits to be provided.
Net periodic cost of the defined benefit plan included the following components:
(amounts  in  thousands)

FOR THE PERIOD APRIL 1, 1999 - DECEMBER 31, 1999:
--------------------------------------------------
Benefits earned during the period (service cost) .  $  85
Interest cost on projected benefit obligation. . .    413
Expected return on plan assets . . . . . . . . . .   (488)
                                                    ------
Net periodic pension costs . . . . . . . . . . . .  $  10
                                                    ------

The change in benefit obligation and plan assets and reconciliation of funded status are as follows: (amounts in thousands)

CHANGE IN PROJECTED BENEFIT OBLIGATION DURING THE PERIOD:
-------------------------------------------------------------
Projected benefit obligation, April 1, 1999 . . . . . . . . .  $ 7,959
Service cost. . . . . . . . . . . . . . . . . . . . . . . . .       85
Interest cost . . . . . . . . . . . . . . . . . . . . . . . .      413
Actuarial gain. . . . . . . . . . . . . . . . . . . . . . . .     (927)
Benefits and noninvestment trust expenses paid. . . . . . . .     (256)
                                                               --------
Projected benefit obligation, December 31, 1999 . . . . . . .  $ 7,274
                                                               --------
CHANGE IN PLAN ASSETS DURING THE PERIOD:
Plan assets at fair value, April 1, 1999. . . . . . . . . . .  $ 6,919
Actual return on plan assets. . . . . . . . . . . . . . . . .      122
Contributions . . . . . . . . . . . . . . . . . . . . . . . .       37
Benefits and noninvestment expenses paid. . . . . . . . . . .     (256)
                                                               --------
Plan assets at fair value, December 31, 1999. . . . . . . . .  $ 6,822
                                                               --------
RECONCILIATION OF ACCRUED AND TOTAL AMOUNT RECOGNIZED:
Funded status of the plan . . . . . . . . . . . . . . . . . .  $  (453)
Unrecognized net gain . . . . . . . . . . . . . . . . . . . .     (561)
                                                               --------
Net accrued benefit cost. . . . . . . . . . . . . . . . . . .  $(1,014)
                                                               --------
Assumptions used for the year end disclosure were as follows:
Discount rate . . . . . . . . . . . . . . . . . . . . . . . .     7.75%
Expected return on plan assets. . . . . . . . . . . . . . . .     9.50%
Mortality table . . . . . . . . . . . . . . . . . . . . . . .   71 GAT
                                                               --------
Assumptions used for the 1999 period expense were as follows:
Discount rate . . . . . . . . . . . . . . . . . . . . . . . .     7.00%
Expected return on plan assets. . . . . . . . . . . . . . . .     9.00%
Mortality table . . . . . . . . . . . . . . . . . . . . . . .    83GAM
                                                               --------

The assets of the defined benefit plan are primarily invested in listed stocks and bonds.

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

To  the  Stockholders  of  Racing  Champions  Corporation  and  subsidiaries:

We have audited the accompanying consolidated balance sheets of RACING CHAMPIONS CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each year in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Racing Champions Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each year in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Arthur  Andersen  LLP
Chicago,  Illinois
February  21,  2000