Form 10-Q
period 2000-03-31
RACING CHAMPIONS CORP
filed 2000-05-15
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended  March  31,  2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  transition  period  from  _______  to  _________

                     Commission file number:        0-22635
                                                 -------------

                          Racing Champions Corporation
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                             36-4088307
         -----------------                    --------------------
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

On March 31, 2000, there were outstanding 14,714,183 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                    Page

Item 1       Consolidated Balance Sheets as of March 31, 2000 and
             December 31, 1999                                        3

             Consolidated Statements of Operations for the Quarters
             Ended March 31, 2000 and 1999                            4

             Consolidated Statements of Cash Flows for the Quarters
             Ended March 31, 2000 and 1999                            5

             Notes to Unaudited Consolidated Financial Statements     6

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     11

Item 3       Quantitative and Qualitative Disclosures about Market
             Risk                                                    15

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                       16

Item 2.      Changes in Securities and Use of Proceeds               16

Item 3.      Defaults Upon Senior Securities                         16

Item 4.      Submission of Matters to a Vote of Security Holders     16

Item 5.      Other Information                                       16

Item 6.      Exhibits and Reports on Form 8-K                        16

             Signatures                                              18

                       PART I.     FINANCIAL INFORMATION

Item  1.  Financial  Statements

Racing  Champions  Corporation  and  Subsidiaries
Consolidated  Balance  Sheets
(Dollars  in  thousands)




                                                        MARCH 31, 2000    DECEMBER 31, 1999
                                                     -------------------  -------------------
                                                         (UNAUDITED)         (UNAUDITED)

ASSETS
Cash and cash equivalents . . . . . . . . . . . . .  $            10,915  $            12,265
Accounts receivable, net. . . . . . . . . . . . . .               36,066               44,718
Inventory . . . . . . . . . . . . . . . . . . . . .               25,790               28,145
Other current assets. . . . . . . . . . . . . . . .               16,337               17,734
Property and equipment, net . . . . . . . . . . . .               37,178               38,120
Excess purchase price over net assets acquired, net              130,421              131,357
Other non-current assets. . . . . . . . . . . . . .                3,791                3,943
                                                     -------------------  -------------------
   Total assets . . . . . . . . . . . . . . . . . .  $           260,498  $           276,282
                                                     ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses . . . . . . .  $            30,257  $            33,990
Other current liabilities . . . . . . . . . . . . .                2,863                4,593
Bank term loans . . . . . . . . . . . . . . . . . .              115,000              115,000
Line of credit. . . . . . . . . . . . . . . . . . .                1,000                8,000
Other long-term liabilities . . . . . . . . . . . .               13,886               12,851
                                                     -------------------  -------------------
   Total liabilities. . . . . . . . . . . . . . . .              163,006              174,434
Stockholders' equity. . . . . . . . . . . . . . . .               97,492              101,848
                                                     -------------------  -------------------
   Total liabilities and stockholders' equity . . .  $           260,498  $           276,282
                                                     ===================  ===================



          See accompanying notes to consolidated financial statements.

Racing  Champions  Corporation  and  Subsidiaries
Consolidated  Statements  of  Operations
(Dollars  in  thousands,  except  per  share  data)



                                       FOR THE QUARTER ENDED MARCH 31,
                                             2000            1999
                                       ---------------  --------------
                                        (UNAUDITED)      (UNAUDITED)
Net sales . . . . . . . . . . . . . .  $       45,427   $       35,272
Cost of sales . . . . . . . . . . . .          26,611           16,618
                                       ---------------  --------------
Gross profit. . . . . . . . . . . . .          18,816           18,654
Selling, general and administrative
  expenses. . . . . . . . . . . . . .          16,635           12,690
Amortization of intangible assets . .             947              713
                                       ---------------  --------------
Operating income. . . . . . . . . . .           1,234            5,251
Interest expense. . . . . . . . . . .           2,390              564
Other expense (income). . . . . . . .             (55)              60
                                       ---------------  --------------
Income (loss) before income taxes . .          (1,101)           4,627
Income tax expense (benefit). . . . .            (290)           1,874
                                       ---------------  --------------
Net income (loss) . . . . . . . . . .            (811)           2,753
                                       ===============  ==============
Net income (loss) per common share:
  Basic . . . . . . . . . . . . . . .  $        (0.05)  $         0.17
  Diluted . . . . . . . . . . . . . .  $        (0.05)  $         0.17
                                       ===============  ==============
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . .          15,322           16,081
  Diluted . . . . . . . . . . . . . .          15,564           16,557




          See accompanying notes to consolidated financial statements.

Racing  Champions  Corporation  and  Subsidiaries
Consolidated  Statements  of  Cash  Flows
(Dollars  in  thousands)



                                                           FOR  THE  QUARTER  ENDED
                                                                  MARCH 31,
                                                              2000          1999
                                                          ------------  ------------
                                                          (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . .  $      (811)  $     2,753
  Depreciation and amortization. . . . . . . . . . . . .        3,561         1,547
  Deferred taxes and interest. . . . . . . . . . . . . .        1,277           362
  Gain/loss on sale of assets. . . . . . . . . . . . . .           (1)           13
  Provision for allowances for doubtful accounts . . . .          230             -
  Changes in operating assets and liabilities. . . . . .        6,608        (5,110)
                                                          ------------  ------------
    Net cash provided by (used in) operating activities.       10,864          (435)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment . . . . . . . . . .       (1,665)       (1,201)
  Proceeds from disposal of property and equipment . . .          178            15
  Decrease (increase) in other non-current assets. . . .           62           (68)
                                                          ------------  ------------
    Net cash used in investing activities. . . . . . . .       (1,425)       (1,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing from bank, net . . . . . . . . . . . . . . .       (7,000)       (1,000)
  Issuance of common stock . . . . . . . . . . . . . . .            1           275
  Purchase of stock to be held in treasury . . . . . . .       (3,796)            -
  Expense recognized under option grants . . . . . . . .            6             5
                                                          ------------  ------------
    Net cash used in financing activities. . . . . . . .      (10,789)         (720)
    Net decrease in cash and cash equivalents. . . . . .       (1,350)       (2,409)
                                                          ------------  ------------
Cash and cash equivalents, beginning of period . . . . .       12,265         6,242
                                                          ------------  ------------
Cash and cash equivalents, end of period . . . . . . . .  $    10,915   $     3,833
                                                          ============  ============

Supplemental information:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . .  $     2,028   $       493
  Taxes. . . . . . . . . . . . . . . . . . . . . . . . .  $       394   $       186


          See accompanying notes to consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION

The condensed consolidated financial statements include the accounts of Racing Champions Corporation (the "Company") and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, the results of operations for the three month period ended March 31, 2000 and the cash flows for the three month period ended March 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  BUSINESS  COMBINATIONS

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of The Ertl Company, Inc. and certain of its affiliates ("Ertl") for approximately $95 million. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility (Note 7). The excess of the aggregate purchase price over the fair market of net assets acquired of approximately $35 million is being amortized over 40 years.

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1999 assume that the Ertl acquisition occurred as of January 1, 1999 (in thousands, except per share data):

                  March 31, 1999
                 ----------------
Net sales . . .  $        66,218
Net loss. . . .             (868)
Loss per share:
  Basic . . . .  $         (0.05)
  Diluted . . .            (0.05)

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

NOTE  3  -  RESTRUCTURING  AND  OTHER  CHARGES

In the second quarter of 1999, the Company recorded restructuring and other charges of $6.4 million. These charges related to the Company's alignment of operations, product lines and direct marketing efforts with the consolidation plans for those same areas at Ertl. Approximately $2.2 million of the charges relates to the re-focusing of the direct mail programs, $4.0 million relates to the reduction and consolidation of product lines and the remaining $0.2 million relates to operational consolidation, including severance and relocation costs. As of March 31, 2000, all of these charges have been expended.

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

The acquisitions were accounted for using the purchase method of accounting. The excess purchase price over the book value of the net assets acquired was approximately $93.5 million. Of this excess, approximately $88.7 million has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years and approximately $4.9 million was recorded as inventory and property and equipment.

NOTE  5  -  BUSINESS  SEGMENTS

In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales, by each group of product lines and by distribution channel. Amounts for the quarters ended March 31, 2000 and 1999 are as shown in the table below.

(amounts in thousands)     2000     1999
                          -------  -------
Collectible die-cast . .  $32,274  $29,143
Other products . . . . .   13,153    6,129
                          -------  -------
Net Sales. . . . . . . .  $45,427  $35,272
                          -------  -------
Mass retailers . . . . .  $19,012  $23,140
Wholesale and trackside.   21,096    6,940
Premium/promotional. . .    4,775    2,343
Direct and other . . . .      544    2,849
                          -------  -------
Net sales. . . . . . . .  $45,427  $35,272
                          -------  -------

Information by geographic area is set forth in the table below. Operating income represents income before income taxes and interest expense.

(amounts in thousands)
Net sales:
  United States . . . . . . . . . . . . . . . . .  $ 40,529
  Foreign . . . . . . . . . . . . . . . . . . . .     5,238
    Sales and transfers between geographic areas.      (340)
                                                   ---------
Combined total. . . . . . . . . . . . . . . . . .  $ 45,427
                                                   ---------

Operating income:
  United States . . . . . . . . . . . . . . . . .  $    683
  Foreign . . . . . . . . . . . . . . . . . . . .       551
                                                   ---------
Combined total. . . . . . . . . . . . . . . . . .  $  1,234
                                                   ---------
Identifiable assets:
  United States . . . . . . . . . . . . . . . . .  $233,745
  Foreign . . . . . . . . . . . . . . . . . . . .    26,753
                                                   ---------
Combined total. . . . . . . . . . . . . . . . . .  $260,498
                                                   ---------

NOTE  6  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Comprehensive  loss  at  March 31, 2000 is calculated as follows (in thousands):

Net loss . . . . . . . . . . . . . .  $(811)
Other comprehensive income - foreign
  currency translation adjustments .     51
                                      ------
Comprehensive loss . . . . . . . . .  $(760)
                                      ======

NOTE  7  -  DEBT

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, amended on August 30, 1999, which provides for a five year revolving loan, five year term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At March 31, 2000, the Company had $1.0 million outstanding on the revolving loan. The term loan, in the principal amount of $115.0 million, is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 1.25% or at a LIBOR rate plus a margin that varies between 0.75% and 2.25%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and at March 31, 2000 was 0.50% for base rate loans and 1.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At March 31, 2000, the commitment fee was 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, fixed charge ratio and interest coverage ratio. As of March 31, 2000, the Company was not in compliance with these key financial covenants. The Company has obtained waivers for each of these violations which extend through July 17, 2000. During the term of the waivers, the Company may not borrow more than $16.0 million under the revolving loan and outstanding borrowings under the credit agreement will bear interest at the LIBOR rate plus 2.75%. Also, during the term of the waivers, the Company must pay a waiver fee on the outstanding borrowings under the credit agreement at a rate of 0.50% per annum. As of May 15, 2000, the Company had $16.0 million outstanding on the revolving loan. The Company is in the process of negotiating amended terms for its current bank agreement and the management of the Company believes that the amendment will be completed on or before July 15, 2000.

The Company's credit agreement also requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During the first quarter of 2000, the effect of this agreement was insignificant.

NOTE  8  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:

                                                    Shares outstanding at  Shares outstanding at
                     Authorized shares  Par Value      March 31, 2000        December 31, 1999
                     -----------------  ----------  ---------------------  ---------------------
Voting Common Stock         28,000,000  $      .01             14,714,183             15,657,208

On September 1, 1999, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $10.0 million. At March 31, 2000, the Company had purchased 1,726,500 shares of its outstanding common stock for approximately $7.4 million.

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

                              RESULTS OF OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales. Net sales increased $10.1 million, or 28.6%, to $45.4 million for the three months ended March 31, 2000 from $35.3 million for the three months ended March 31, 1999. The increase in sales is attributable to the acquisition of Ertl. Sales in the Racing Champions brand die cast collectibles category decreased approximately $20.0 million, quarter to quarter. This sales decrease was primarily attributable to the weak performance in NASCAR die cast collectibles, as compared to strong sales in the first quarter of 1999 coming off of NASCAR's 50th Anniversary. Sales of other Racing Champions brand products decreased approximately $2 million, mostly in the NASCAR apparel and souvenirs category, quarter to quarter.

Gross profit. Gross profit increased $0.1 million, or 0.6%, to $18.8 million for the three months ended March 31, 2000 from $18.7 million for the three months ended March 31, 1999. The gross profit margin (as a percentage of net sales) decreased to 41.4% in 2000 compared to 52.9% in 1999. The low volume in the first quarter of 2000 negatively impacted the gross margin for that period. Also, the addition of the Ertl operations, with a lower gross profit margin (in the range of 40% to 45%) than the traditional Racing Champions gross profit margin, contributed to the decrease in gross profit margin. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.9 million, or 30.7%, to $16.6 million for the three months ended March 31, 2000 from $12.7 million for the three months ended March 31, 1999. The increase in selling, general and administrative expenses is due to the addition of the Ertl operations. As a percentage of net sales, selling, general and administrative expenses increased slightly to 36.6% for the three months ended March 31, 2000 from 36.0% for the three months ended March 31, 1999. The increase as a percent of sales is a result of the addition of Ertl as well as spreading fixed operating expenses over the low sales volume in the first quarter of 2000.

Operating income. Operating income decreased $4.1 million, or 77.4%, to $1.2 million for the three months ended March 31, 2000 from $5.3 million for the three months ended March 31, 1999. As a percentage of net sales, operating income decreased to 2.6% for the three months ended March 31, 2000 from 15.0% for the three months ended March 31, 1999. The operating margin has been negatively impacted by the low sales volume in the first quarter of 2000.

Interest expense. Interest expense of $2.4 million for the three months ended March 31, 2000 and $0.6 million for the three months ended March 31, 1999 related primarily to bank term loans and line of credit borrowings. The increase in interest expense, quarter to quarter, is due to increased borrowings in connection with the acquisition of Ertl.

Income tax. Income tax expense for the three months ended March 31, 2000, and March 31, 1999 include provisions for federal, state and foreign income taxes at an effective rate of 26.3% and 40.5%, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of $10.9 million during the three months ended March 31, 2000. Capital expenditures for the three months ended March 31, 2000 were approximately $1.7 million, of which approximately $1.5 million was for molds and tooling.

On April 13, 1999, in conjunction with the Company's acquisition of Ertl, the Company paid all outstanding amounts on its prior credit facility and entered into a new credit facility, which was amended on August 30, 1999. The new credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At March 31, 2000, the Company had $1.0 million outstanding on the revolving loan. The term loan in the principal amount of $115.0 million is due in scheduled quarterly payments beginning June 30, 2000 with final maturity on March 31, 2004. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving term loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 1.25% or at a LIBOR rate plus a margin that varies between 0.75% and 2.25%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and at March 31, 2000 was 0.50% for base rate loans and 1.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated total debt to consolidated EBITDA. At March 31, 2000, the commitment fee was 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, fixed charge ratio and interest coverage ratio. As of March 31, 2000, the Company was not in compliance with these key financial covenants. The Company has obtained waivers for each of these violations which extend through July 17, 2000. During the term of the waivers, the Company may not borrow more than $16.0 million under the revolving loan and outstanding borrowings under the credit agreement will bear interest at the LIBOR rate plus 2.75%. Also, during the term of the waivers, the Company must pay a waiver fee on the outstanding borrowings under the credit agreement at a rate of 0.50% per annum. As of May 15, 2000, the Company had $16.0 million outstanding on the revolving loan. The Company is in the process of negotiating amended terms for its current bank agreement and the management of the Company believes that the amendment will be completed on or before July 15, 2000.

The Company's anticipated debt service obligations under the new credit facilities for the remainder of 2000 for scheduled principal and interest payments are approximately $24.3 million. Average annual debt service obligations under these same facilities through March 2004 are approximately $30.6 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third quarter and fourth quarter. The Company expects that capital expenditures during 2000, principally for molds and tooling, will be approximately $11.0 million. The Company believes that its cash flow from operations and cash on hand will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs into the third quarter of 2000. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all. Any inability by the Company to successfully negotiate an amendment to its bank agreement may have a material adverse effect on the Company's business and financial condition.

                           FORWARD-LOOKING STATEMENTS

A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future products; (2)
competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; (4) the Company relies upon four independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; (5) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (6) the Company's ability to negotiate an amendment to its current bank agreement on or before July 15, 2000 and the terms of any such amendment that may be completed; (7) the Company's ability to obtain financing if it is unable to reach an agreement with its lenders or if the Company's capital requirements change; and (8) general economic conditions in the Company's markets.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During the quarter ended March 31, 2000, the effect of this agreement was insignificant.

Based on the Company's interest rate exposure on variable rate borrowings at March 31, 2000, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $120,000 per month.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In February 2000, a lawsuit was filed in U.S. District Court for the Central District of California against certain of the Company's subsidiaries. The complaint makes patent infringement claims against the Company relating to certain sports trading cards that incorporate memorabilia. The plaintiff claims damages in excess of $4,000,000, and also alleges that such damages be trebled in an amount in excess of $12,000,000. The Company disputes the claims and intends to vigorously defend its position, although no assurances can be given as to the outcome of this matter.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (a)     Not  applicable.

     (b)     Not  applicable.

     (c)     Not  applicable.

     (d)     Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the first quarter of 2000.

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

27      Financial Data Schedule


     (b)     Reports  on  Form  8-K:  None  in  the  first  quarter  of  2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  15th  day  of  May,  2000.

                              RACING  CHAMPIONS  CORPORATION

                              By         /s/  Robert  E.  Dods
                                ----------------------------------------
                                 Robert E. Dods, Chief Executive Officer
                                           (Duly Authorized Officer)

                              By      /s/  Curtis  W.  Stoelting
                                ------------------------------------------
                                    Curtis W. Stoelting, Executive Vice
                                  President - Finance and Operations and
                                Secretary (Principal Financial Officer and
                                       Principal Accounting Officer)