Form 10-Q
period 2000-06-30
RACING CHAMPIONS CORP
filed 2000-08-14
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark  One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  June  30,  2000

                                       OR

     [  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
              THE  SECURITIES  EXCHANGE  ACT  OF  1934

              For  the  transition  period  from  _______  to  _________

                     Commission file number:        0-22635
                                              -------------

                         Racing Champions Corporation
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                              36-4088307
--------------------------------------     -------------------------------------
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
                         Yes       X          No
                                 ----                ----

On August 14, 2000, there were outstanding 14,661,583 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                         Page
Item 1.      Condensed Consolidated Balance Sheets as of June 30,
              2000 and December 31, 1999. . . . . . . . . . . . . . . .   3

             Condensed Consolidated Statements of Operations for
              the Three Months Ended June 30, 2000 and 1999 and
              for the Six Months Ended June 30, 2000 and 1999 . . . . .   4

             Condensed Consolidated Statements of Cash Flows for
              the Six Months Ended June 30, 2000 and 1999 . . . . . . .   5

             Notes to Unaudited Condensed Consolidated Financial
              Statements. . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . .  12

Item 3.      Quantitative and Qualitative Disclosures about Market Risk  15

                         PART II - OTHER INFORMATION

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  16
Item 2.      Changes in Securities and Use of Proceeds. . . . . . . . .  16
Item 3.      Defaults Upon Senior Securities. . . . . . . . . . . . . .  16
Item 4.      Submission of Matters to a Vote of Security Holders. . . .  16
Item 5.      Other Information. . . . . . . . . . . . . . . . . . . . .  17
Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  17
             Signatures . . . . . . . . . . . . . . . . . . . . . . . .  18

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)

                                             June 30, 2000    December 31, 1999
                                            ---------------  -------------------
                                              (Unaudited)        (Unaudited)
ASSETS:
Cash and cash equivalents. . . . . . . . .  $        20,718  $            12,265
Accounts receivable, net . . . . . . . . .           40,684               44,718
Inventory. . . . . . . . . . . . . . . . .           28,793               28,145
Other current assets . . . . . . . . . . .           14,520               17,734
Property and equipment, net. . . . . . . .           36,720               38,120
Excess purchase price over net assets
  acquired, net. . . . . . . . . . . . . .          129,483              131,357
Other non-current assets . . . . . . . . .            3,598                3,943
                                            ---------------  -------------------
Total assets . . . . . . . . . . . . . . .  $       274,516  $           276,282
                                            ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses. . .  $        34,707               33,990
Other current liabilities. . . . . . . . .            2,822                4,593
Bank term loans. . . . . . . . . . . . . .          109,250              115,000
Line of credit . . . . . . . . . . . . . .           16,000                8,000
Other long-term liabilities. . . . . . . .           13,804               12,851
                                            ---------------  -------------------
Total liabilities. . . . . . . . . . . . .  $       176,583  $           174,434
Stockholders' equity . . . . . . . . . . .           97,933              101,848
                                            ---------------  -------------------
Total liabilities and stockholders' equity  $       274,516  $           276,282
                                            ===============  ===================



     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)


                                               For the three months ended  For the six months ended
                                                        June 30,                   June 30,
                                               --------------------------  --------------------------
                                                   2000          1999          2000          1999
                                               ------------  ------------  ------------  ------------
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net sales . . . . . . . . . . . . . . . . . .  $    50,078   $    57,487   $    95,505   $    92,759
Cost of sales . . . . . . . . . . . . . . . .       27,234        33,966        53,845        50,584
                                               ------------  ------------  ------------  ------------
Gross profit. . . . . . . . . . . . . . . . .       22,844        23,521        41,660        42,175
Selling, general and administrative expenses.       17,920        22,973        34,554        35,664
Amortization of intangible assets . . . . . .          953           917         1,900         1,630
Restructuring and other . . . . . . . . . . .            -         6,400             -         6,400
                                               ------------  ------------  ------------  ------------
Operating income (loss) . . . . . . . . . . .        3,971        (6,769)        5,206        (1,519)
Interest expense. . . . . . . . . . . . . . .        2,923         2,017         5,291         2,581
Other expense (income). . . . . . . . . . . .         (284)            9          (316)           69
                                               ------------  ------------  ------------  ------------
Income (loss) before income taxes . . . . . .        1,332        (8,795)          231        (4,169)
Income tax expense (benefit). . . . . . . . .          407        (3,561)          117        (1,688)
                                               ------------  ------------  ------------  ------------
Net income (loss) . . . . . . . . . . . . . .  $       925   $    (5,234)  $       114   $    (2,481)
                                               ============  ============  ============  ============
Net income (loss) per share:
 Basic. . . . . . . . . . . . . . . . . . . .  $      0.06   $     (0.32)  $      0.01   $     (0.15)
                                               ============  ============  ============  ============
 Diluted. . . . . . . . . . . . . . . . . . .  $      0.06   $     (0.32)  $      0.01   $     (0.15)
                                               ============  ============  ============  ============
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . .       14,663        16,234        14,993        16,158
 Diluted. . . . . . . . . . . . . . . . . . .       14,889        16,234        15,228        16,158


     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)




                                                                            For the six months ended
                                                                                     June  30,
                                                                            ------------------------

                                                                                2000        1999
                                                                            ------------  ------------
(Unaudited)                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       114   $    (2,481)
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .        7,009         4,738
 Deferred taxes and interest . . . . . . . . . . . . . . . . . . . . . . .        1,411           837
 Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . .           (1)          (15)
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (15)            -
 Changes in operating assets and liabilities, net of acquisition activity.        5,001        (5,497)
                                                                            ------------  ------------
   Net cash provided by (used in) operating activities . . . . . . . . . .       13,519        (2,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment. . . . . . . . . . . . . . . . . . . .       (3,816)       (3,568)
 Proceeds from disposal of property and equipment. . . . . . . . . . . . .          239           453
 Purchase price of Ertl, net of cash . . . . . . . . . . . . . . . . . . .            -       (92,997)
 Increase in other non-current assets. . . . . . . . . . . . . . . . . . .          246        (3,057)
                                                                            ------------  ------------
   Net cash used in investing activities . . . . . . . . . . . . . . . . .       (3,331)      (99,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from bank, net. . . . . . . . . . . . . . . . . . . . . . . . .        2,250       102,300
 Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . .            2         2,319
 Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . .       (3,991)            -
 Expense recognized under option grants. . . . . . . . . . . . . . . . . .           11            11
                                                                            ------------  ------------
   Net cash (used in) provided by financing activities . . . . . . . . . .       (1,728)      104,630
   Effect of exchange rate on cash . . . . . . . . . . . . . . . . . . . .           (7)         (146)
   Net increase in cash and cash equivalents . . . . . . . . . . . . . . .        8,453         2,897
                                                                            ------------  ------------
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . .       12,265         6,242
                                                                            ------------  ------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . .  $    20,718   $     9,139
                                                                            ============  ============


Supplemental information:
Cash paid during the period for:
 Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     6,080   $     1,396
 Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       629   $     2,539


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

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, the results of operations for the three month and six month periods ended June 30, 2000 and the cash flows for the six month period ended June 30, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999.

The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 assume that the Ertl acquisition occurred as of January 1, 1999 (in thousands, except per share data):


                                 June 30, 1999
                                ---------------
Net sales. . . . . . . . . . .  $      127,958
Loss before extraordinary item          (4,800)
Net loss . . . . . . . . . . .          (4,800)
Net loss per share:
  Basic. . . . . . . . . . . .  $        (0.30)
  Diluted. . . . . . . . . . .  $        (0.30)

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE  3  -  RESTRUCTURING  AND  OTHER  CHARGES

In the second quarter of 1999, the Company recorded restructuring and other charges of $6.4 million. These charges related to the Company's alignment of operations, product lines and direct marketing efforts with the consolidation plans for those same areas at Ertl. Approximately $2.2 million of the charges relate to the re-focusing of the direct mail programs, $4.0 million relates to the reduction and consolidation of product lines and the remaining $0.2 million relates to operational consolidation, including severance and relocation costs. All of these charges have been expended.

NOTE  4  -  RECAPITALIZATION

Excess purchase price over the book value of the net assets acquired in connection with the Company's recapitalization in 1996 of $88.7 million has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years.

NOTE  5  -  BUSINESS  SEGMENTS

In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales, by each group of product lines and by distribution channel. Amounts for the quarters ended June 30, 2000 and 1999 are as shown in the table below.


(amounts in thousands)     2000     1999
Collectible die-cast . .  $35,274  $34,417
Other products . . . . .   14,804   23,070
Net sales. . . . . . . .  $50,078  $57,487

Mass retailers . . . . .  $16,251  $20,641
Wholesale and trackside.   23,778   29,526
Premium/promotional. . .    9,152    5,058
Direct and other . . . .      897    2,262
Net sales. . . . . . . .  $50,078  $57,487

Amounts for the six months ended June 30, 2000 and 1999 are as shown in the table below.

(amounts in thousands)     2000     1999
Collectible die-cast . .  $67,550  $63,668
Other products . . . . .   27,955   29,091
Net sales. . . . . . . .  $95,505  $92,759

Mass retailers . . . . .  $35,264  $43,347
Wholesale and trackside.   44,874   36,962
Premium/promotional. . .   13,927    7,533
Direct and other . . . .    1,440    4,917
Net sales. . . . . . . .  $95,505  $92,759



Information for the quarter ended June 30, 2000 and 1999 by geographic area is set forth in the table below. Operating income represents income before income taxes and interest expense.

(amounts in thousands)                                2000      1999
Net sales:
     United States . . . . . . . . . . . . . . . .  $45,315   $53,622
     Foreign . . . . . . . . . . . . . . . . . . .    4,940     4,938
     Sales and transfers between geographic areas.     (177)   (1,073)
Combined total . . . . . . . . . . . . . . . . . .  $50,078   $57,487

Operating income:
     United States . . . . . . . . . . . . . . . .  $ 3,456   $(6,761)
     Foreign . . . . . . . . . . . . . . . . . . .      515        (8)
Combined total . . . . . . . . . . . . . . . . . .  $ 3,971   $(6,769)


Information for the six months ended June 30, 2000 and 1999 by geographic area is set forth in the table below. Operating income represents income before income taxes and interest expense.

(amounts in thousands)                                2000       1999
Net sales:
     United States . . . . . . . . . . . . . . . .  $ 85,809   $ 88,984
     Foreign . . . . . . . . . . . . . . . . . . .    10,212      4,848
     Sales and transfers between geographic areas.      (516)    (1,073)
Combined total . . . . . . . . . . . . . . . . . .  $ 95,505   $ 92,759

Operating income:
     United States . . . . . . . . . . . . . . . .  $  4,140   $ (1,511)
     Foreign . . . . . . . . . . . . . . . . . . .     1,066         (8)
Combined total . . . . . . . . . . . . . . . . . .  $  5,206   $ (1,519)

Identifiable assets:
     United States . . . . . . . . . . . . . . . .  $248,493   $283,798
     Foreign . . . . . . . . . . . . . . . . . . .    26,023     15,432
Combined total . . . . . . . . . . . . . . . . . .  $274,516   $299,230

NOTE  6  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Comprehensive  income  at  June  30,  2000  and  1999  is calculated as follows:


(amounts in thousands)                                                 2000     1999
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $ 114   $(2,481)
Other comprehensive income-foreign currency translation adjustments.    (51)     (146)
Comprehensive income (loss). . . . . . . . . . . . . . . . . . . . .  $  63   $(2,627)



NOTE  7  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:

                                                                    Shares outstanding at  Shares outstanding at
                       Authorized shares          Par Value             June 30, 2000        December 31, 1999
                     ---------------------  ----------------------  ---------------------  ---------------------
Voting Common Stock             28,000,000  $                  .01     14,661,583                     15,657,208

On September 1, 1999, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $10.0 million. At June 30, 2000, the Company had purchased 1,783,100 shares of its outstanding common stock for approximately $7.6 million.

NOTE  8  -  DEBT

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, amended on August 30, 1999 and May 15, 2000, which provides for a five year revolving loan, five year term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At June 30, 2000, the Company had $16.0 million outstanding on the revolving loan. The term loan, in the principal amount of $115.0 million, is due in scheduled quarterly payments beginning on June 30, 2000 with final maturity on March 31, 2004. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 1.25% or at a LIBOR rate plus margin that varies between 0.75% and 2.25%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and at June 30, 2000 would have been calculated as 1.25% for base rate loans and 2.25% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At June 30, 2000, the commitment fee would have been calculated as 0.40% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, fixed charge ratio and interest coverage ratio. As of June 30, 2000, the Company was not in compliance with these key financial covenants. The Company has obtained waivers for each of these violations which extend through August 31, 2000. During the term of the waivers, the Company may not borrow more than $16 million under the revolving loan and the outstanding borrowings under the credit agreement will bear interest at the LIBOR rate plus 2.75%. Also, during the term of the waivers, the Company must pay a waiver fee on the outstanding borrowings under the credit agreement at a rate of 0.50% per annum. As of August 14, 2000, the Company had $16.0 million outstanding on the revolving loan. The Company is in the process of negotiating amended terms for its current bank agreement and the management of the Company believes that the amendment will be completed on or before August 31, 2000.

The Company's credit agreement also requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During the first and second quarters of 2000, the effect of this agreement was insignificant.

NOTE  9  -  NET  INCOME  PER  SHARE

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Certain options and warrants were not included in the weighted average share calculation because the options' and warrants' exercise prices were greater than the average market price of the common shares.

NOTE  10  -  LEGAL  PROCEEDINGS

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

During the second quarter of 2000, class action lawsuits were filed against the Company, two of its officers and a former director. The complaints allege that the Company violated certain federal securities laws by issuing a series of material misrepresentations to the market between February 1, 1999 and June 23, 1999, thereby artificially inflating the price of the Company's common stock. The Company intends to vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

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

                              RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Net sales. Net sales decreased $7.4 million, or 12.9%, to $50.1 million for the three months ended June 30, 2000 from $57.5 million for the three months ended June 30, 1999. This sales decrease was attributable to the weak performance in NASCAR die cast collectibles, as compared to stronger sales in the second quarter of 1999. Sales of non-racing die cast collectibles increased approximately $10.5 million, quarter to quarter. However, this increase was offset by the poor sales in the racing die cast collectibles category that decreased approximately $9.6 million, quarter to quarter. Sales of other products decreased approximately $8.4 million. This decrease was primarily attributable to the decrease in model kits as compared to the 1999 second quarter which included significant sales of Star Wars model kits. There was also a decrease in the apparel and souvenirs category, quarter to quarter, due to the decline in NASCAR licensed products.

     Gross profit. Gross profit decreased $0.7 million, or 3.0%, to $22.8 million for the three months ended June 30, 2000 from $23.5 million for the three months ended June 30, 1999. The gross profit margin (as a percentage of net sales) increased to 45.5% in 2000 compared to 40.9% in 1999. The low sales volume in the second quarter of 2000 negatively impacted the gross profit for that period. The increase in the gross profit margin was attributable to the integration of operations with Ertl, better sourcing of products and lower product costs. There were no major changes in the components of cost of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $5.1 million, or 22.2%, to $17.9 million for the three months ended June 30, 2000 from $23.0 million for the three months ended June 30, 1999. The decrease in selling, general and administrative expenses is due to the integration of operations and tight control of discretionary expenditures. As a percentage of net sales, selling, general and administrative expenses decreased to 35.7% for the three months ended June 30, 2000 from 40.0% for the three months ended June 30, 1999.

     Operating income. Operating income increased $10.8 million, or 158.8%, to $4.0 million for the three months ended June 30, 2000 from an operating loss of $6.8 million for the three months ended June 30, 1999. As a percentage of net sales, operating income increased to 8.0% for the three months ended June 30, 2000 from (11.8)% for the three months ended June 30, 1999. The operating income for the second quarter of 1999 reflects a $6.4 million restructuring and other charge. The operating margin for 2000 has been positively impacted by the decrease in selling, general and administrative expenses.

     Interest expense. Interest expense of $2.9 million for the three months ended June 30, 2000 and $2.0 million for the three months ended June 30, 1999 relates primarily to bank term loans and line of credit borrowings. The increase in interest expense, quarter to quarter, is primarily due to increased borrowings in connection with the acquisition of Ertl. Interest expense for 2000 has also been impacted by the increase in interest rates quarter over quarter.

    Income tax. Income tax expense for the three months ended June 30, 2000, and June 30, 1999 includes provisions for federal, state and foreign income taxes at an effective rate of 30.6% and 40.5%, respectively. The provision in 2000 is based upon management's preliminary estimates of the effective tax rate for the consolidated Company. The final rate will be determined upon filing of the consolidated tax return on or before September 15, 2000. Management does not believe that the final rate will produce materially different results than those reflected herein.

SIX  MONTHS  ENDED  JUNE  30,  2000  COMPARED  TO SIX MONTHS ENDED JUNE 30, 1999

     Net sales. Net sales increased $2.7 million, or 2.9%, to $95.5 million for the six months ended June 30, 2000 from $92.8 million for the six months ended June 30, 1999. This sales increase was attributable to the strong performance in non-racing die cast collectibles. Sales of non-racing die cast collectibles increased approximately $29.2 million, year to year, which more than offset the sales decline in racing die cast collectibles of $25.3 million. Sales of other Racing Champions brand products decreased approximately $1.4 million, year to year, primarily in the NASCAR apparel and souvenirs category.

     Gross profit. Gross profit decreased $0.5 million, or 1.2%, to $41.7 million for the six months ended June 30, 2000 from $42.2 million for the six months ended June 30, 1999. The gross profit margin (as a percentage of net sales) decreased to 43.7% in 2000 compared to 45.5% in 1999. The inclusion of the Ertl operations for the entire six months of 2000, with a lower gross profit margin (in the range of 40% to 45%) than the traditional Racing Champions gross profit margin, contributed to the decrease in gross profit margin. There were no major changes in the components of cost of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.1 million, or 3.1%, to $34.6 million for the six months ended June 30, 2000 from $35.7 million for the six months ended June 30, 1999. The decrease in selling, general and administrative expenses is due to the integration of operations and tight control of discretionary expenditures. As a percentage of net sales, selling, general and administrative expenses decreased to 36.2% for the six months ended June 30, 2000 from 38.5% for the six months ended June 30, 1999.

     Operating income. Operating income increased $6.7 million, or 446.7%, to $5.2 million for the six months ended June 30, 2000 from an operating loss of $1.5 million for the six months ended June 30, 1999. As a percentage of net sales, operating income increased to 5.4% for the six months ended June 30, 2000 from (1.6%) for the six months ended June 30, 1999. The operating income for 1999 reflects a $6.4 million restructuring and other charge. The operating margin for 2000 has been positively impacted by the decrease in selling, general and administrative expenses.

     Interest expense. Interest expense of $5.3 million for the six months ended June 30, 2000 and $2.6 million for the six months ended June 30, 1999 relates primarily to bank term loans and line of credit borrowings. The increase in interest expense, year to year, is due to increased borrowings in connection with the acquisition of Ertl. Interest expense for 2000 has also been impacted by the increase in interest rates year over year.

    Income tax. Income tax expense for the six months ended June 30, 2000 and June 30, 1999 includes provisions for federal, state and foreign income taxes at an effective rate of 50.6% and 40.5%, respectively. The provision in 2000 is based upon management's preliminary estimates of the effective tax rate for the consolidated Company. The final rate will be determined upon filing of the consolidated tax return on or before September 15, 2000. Management does not believe that the final rate will produce materially different results than those reflected herein.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's operations provided net cash of $13.5 million during the six months ended June 30, 2000. Capital expenditures for the six months ended June 30, 2000 were approximately $3.8 million, of which approximately $3.3 million was for molds and tooling.

On April 13, 1999, in conjunction with the Company's acquisition of Ertl, the Company paid all outstanding amounts on its current credit facility and entered into a new credit facility, which was amended on August 30, 1999 and May 15, 2000. The new credit agreement provides for a revolving loan, a five year term loan and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $60.0 million at any time prior to March 31, 2004. At June 30, 2000, the Company had $16.0 million outstanding on the revolving loan. The term loan in the principal amount of $115.0 million is due in scheduled quarterly payments beginning on June 30, 2000 with final maturity on March 31, 2004. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving term loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.00% and 1.25% or at a LIBOR rate plus margin that varies between 0.75% and 2.25%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA and at June 30, 2000 would have been calculated as 1.25% for base rate loans and 2.25% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated total debt to consolidated EBITDA. At June 30, 2000, the commitment fee would have been calculated as 0.40% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, fixed charge ratio and interest coverage ratio. As of June 30, 2000, the Company was not in compliance with these key financial covenants. The Company has obtained waivers for each of these violations that extend through August 31, 2000. During the term of the waivers, the Company may not borrow more than $16.0 million under the revolving loan and outstanding borrowings under the credit agreement will bear interest at the LIBOR rate plus 2.75%. Also, during the term of the waivers, the Company must pay a waiver fee on the outstanding borrowings under the credit agreement at a rate of 0.50% per annum. As of August 14, 2000, the Company had $16.0 million outstanding on the revolving loan. The Company is also in the process of negotiating amended terms for its current bank agreement and the management of the Company believes that the amendment will be completed on or before August 31, 2000.

The Company's anticipated debt service obligations under the existing credit facilities for the remainder of 2000 for scheduled principal and interest payments are approximately $17.8 million. Average annual debt service obligations under these same facilities through March, 2004 are approximately $31.1 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third quarter and fourth quarter. The Company expects that capital expenditures during 2000, principally for molds and tooling, will be approximately $11.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs through the fourth quarter of 2000. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all. Any inability by the Company to successfully negotiate an amendment to its bank agreement may have a material adverse effect on the Company's business and financial condition.

                           FORWARD-LOOKING STATEMENTS

A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company's growth is dependent upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future products; (2)
competition in the markets for the Company's products may increase significantly; (3) the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; (4) the Company relies upon four independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; (5) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (6) the Company's ability to negotiate an amendment to its current bank agreement on or before August 31, 2000 and the terms of any such amendment that may be completed; (7) the Company's ability to obtain financing if it is unable to reach an agreement with its lenders or if the Company's capital requirements change; and (8) general economic conditions in the Company's markets.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During the first and second quarters of 2000, the effect of this agreement was insignificant.

Based on the Company's interest rate exposure on variable rate borrowings at June 30, 2000, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $120,000 per month.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Four putative class action lawsuits were filed in U.S. District Court for the Northern District of Illinois, Eastern Division, against the Company, two of its officers and a former director. On August 3, 2000, these lawsuits were consolidated into a single class action under the caption Market Street Securities v. Racing Champions Corporation et al. The consolidated cases were filed by, and on behalf of, purchasers of the common stock of the Company between February 1, 1999 and June 23, 1999. The complaints allege that the Company violated certain federal securities laws by issuing a series of material misrepresentations to the market between February 1, 1999 and June 23, 1999, thereby artificially inflating the price of the Company's common stock. The complaints seek, among other things an unspecified amount of compensatory damages and trial costs and expenses. The Company intends to vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

     In May 1997, a proposed class action lawsuit was filed against several track side vendors, including Green's Racing Souvenirs, Inc., a wholly owned subsidiary of the Company ("GRS"). The U.S. District Court for the Northern District of Atlanta has approved a settlement of this lawsuit, subject to a final hearing scheduled for August 25, 2000. The settlement amount allocated to GRS is not material to the Company.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (a)     Not  applicable.

     (b)     Not  applicable.

     (c)     Not  applicable.

     (d)     Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The annual meeting of stockholders of the Company was held on May 12, 2000.

     The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal  1:  Election  of  directors

                     For      Withheld
                  ----------  --------
John S. Bakalar.  13,916,902   162,597
Peter K.K. Chung  13,899,651   179,848
Robert E. Dods .  13,908,562   170,937
Daniel M. Gill .  13,913,041   166,458
Boyd L. Meyer. .  13,909,962   169,537
Avy H. Stein . .  13,913,541   165,958
John J. Vosicky.  13,913,941   165,558

Proposal 2: Ratification of appointment of Arthur Andersen LLP as auditors of the Company

For         Against  Abstain  Broker Non-Votes
----------  -------  -------  ----------------

13,996,720   66,323   16,456                 0




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

     10.1 Second Amendment to Credit Agreement, dated as of May 15, 2000, by and among the Company, Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, First Union National Bank, as lender and agent, and the other lenders party thereto.

     10.2 Waiver Letter dated July 14, 2000, relating to Second Amendment to Credit Agreement, dated as of May 15, 2000, by and among the Company, Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, First Union National Bank, as lender and agent, and the other lenders party thereto.

     27     Financial  Data  Schedule.

     (b)     Reports  on  Form  8-K:  None  in  the  second  quarter  of  2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  14th  day  of  August,  2000.

                              RACING  CHAMPIONS  CORPORATION

                              By       /s/  Robert  E.  Dods
                                ----------------------------------
                              Robert  E.  Dods,  Chief  Executive  Officer


                              By        /s/  Curtis  W.  Stoelting
                                ----------------------------------------
                              Curtis W. Stoelting, Executive Vice President-Finance and Operations and Secretary