Form 10-Q
period 2000-09-30
RACING CHAMPIONS CORP
filed 2000-11-13
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                                          OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

        For the transition period from _______ to _________

                     Commission file number:     0-22635
                                              -------------

                              Racing Champions Corporation
              -------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                   36-4088307
--------------------------------            ------------------------------------
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

On November 10, 2000, there were outstanding 14,661,583 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                             Page
Item 1.      Condensed Consolidated Balance Sheets as of September 30,
             2000 and December 31, 1999                                         3

             Condensed Consolidated Statements of Income for the Three
             Months Ended September 30, 2000 and 1999 and for the Nine
             Months Ended September 30, 2000 and 1999                           4

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2000 and 1999                      5

             Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         12

Item 3.      Quantitative and Qualitative Disclosures about Market Risk        15

                            PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                 16

Item 2.      Changes in Securities and Use of Proceeds                         16

Item 3.      Defaults Upon Senior Securities                                   16

Item 4.      Submission of Matters to a Vote of Security Holders               16

Item 5.      Other Information                                                 17

Item 6.      Exhibits and Reports on Form 8-K                                  17

             Signatures                                                        18

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)

                                             September 30, 2000    December 31, 1999
                                            --------------------  -------------------
                                                (Unaudited)           (Unaudited)
ASSETS:
Cash and cash equivalents. . . . . . . . .  $              9,015  $            12,265
Accounts receivable, net . . . . . . . . .                56,699               44,718
Inventory. . . . . . . . . . . . . . . . .                25,176               28,145
Other current assets . . . . . . . . . . .                14,532               17,734
Property and equipment, net. . . . . . . .                36,444               38,120
Excess purchase price over net assets
  acquired, net. . . . . . . . . . . . . .               128,546              131,357
Other non-current assets . . . . . . . . .                 3,816                3,943
                                            --------------------  -------------------
Total assets . . . . . . . . . . . . . . .  $            274,228  $           276,282
                                            ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses. . .  $             38,150  $            33,990
Other current liabilities. . . . . . . . .                 3,138                4,593
Bank term loans. . . . . . . . . . . . . .               106,125              115,000
Line of credit . . . . . . . . . . . . . .                 8,000                8,000
Other long-term liabilities. . . . . . . .                15,479               12,851
                                            --------------------  -------------------
Total liabilities. . . . . . . . . . . . .  $            170,892  $           174,434
Stockholders' equity . . . . . . . . . . .               103,336              101,848
                                            --------------------  -------------------
Total liabilities and stockholders' equity  $            274,228  $           276,282
                                            ====================  ===================

     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                               For the three months ended  For the nine months ended
                                                     September  30,             September  30,
                                                     --------------             --------------
                                                   2000          1999          2000          1999
                                               ------------  ------------  ------------  ------------
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net sales . . . . . . . . . . . . . . . . . .  $     65,831  $     82,631  $    161,336  $    175,390
Cost of sales . . . . . . . . . . . . . . . .        34,219        47,250        88,064        97,834
                                               ------------  ------------  ------------  ------------
Gross profit. . . . . . . . . . . . . . . . .        31,612        35,381        73,272        77,556
Selling, general and administrative expenses.        17,673        25,090        52,227        60,753
Amortization of intangible assets . . . . . .           947           947         2,848         2,578
Restructuring and other . . . . . . . . . . .             -             -             -         6,400
                                               ------------  ------------  ------------  ------------
Operating income. . . . . . . . . . . . . . .        12,992         9,344        18,197         7,825
Interest expense. . . . . . . . . . . . . . .         3,271         2,563         8,562         5,144
Other expense . . . . . . . . . . . . . . . .           526             9           209            78
                                               ------------  ------------  ------------  ------------
Income before income taxes. . . . . . . . . .         9,195         6,772         9,426         2,603
Income tax expense. . . . . . . . . . . . . .         4,266         2,897         4,383         1,209
                                               ------------  ------------  ------------  ------------
Net income. . . . . . . . . . . . . . . . . .  $      4,929  $      3,875  $      5,043  $      1,394
                                               ============  ============  ============  ============
Net income per share:
 Basic. . . . . . . . . . . . . . . . . . . .  $       0.34  $       0.24  $       0.34  $       0.09
                                               ============  ============  ============  ============
 Diluted. . . . . . . . . . . . . . . . . . .  $       0.33  $       0.23  $       0.33  $       0.08
                                               ============  ============  ============  ============
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . .        14,662        16,417        14,882        16,245
 Diluted. . . . . . . . . . . . . . . . . . .        14,879        16,694        15,113        16,611


     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)


                                                          For  the  nine  months
                                                           ended  September  30,
                                                         --------------------------
                                                             2000          1999
                                                         ------------  ------------
                                                         (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . .  $     5,043   $     1,394
 Depreciation and amortization. . . . . . . . . . . . .       10,145         8,091
 Deferred taxes and interest. . . . . . . . . . . . . .        4,334         1,322
 Gain on sale of assets . . . . . . . . . . . . . . . .          (31)          (11)
 Other. . . . . . . . . . . . . . . . . . . . . . . . .            -             -
 Changes in operating assets and liabilities, net of
  acquisition activity. . . . . . . . . . . . . . . . .       (4,188)      (12,249)
                                                         ------------  ------------
   Net cash provided by (used in) operating activities.       15,303        (1,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment . . . . . . . . . .       (5,732)       (6,722)
 Proceeds from disposal of property and equipment . . .          273         1,596
 Purchase price of Ertl, net of cash. . . . . . . . . .            -       (92,997)
 Increase in other non-current assets . . . . . . . . .         (192)       (3,222)
                                                         ------------  ------------
   Net cash used in investing activities. . . . . . . .       (5,651)     (101,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from bank, net . . . . . . . . . . . . . . .       (8,875)      108,000
 Issuance of common stock . . . . . . . . . . . . . . .            1         2,321
 Purchase of treasury stock . . . . . . . . . . . . . .       (3,991)            -
 Expense recognized under option grants . . . . . . . .           17            17
                                                         ------------  ------------
   Net cash (used in) provided by financing activities.      (12,848)      110,338
   Effect of exchange rate on cash. . . . . . . . . . .          (54)          213
                                                         ------------  ------------
   Net increase (decrease) in cash and cash equivalents       (3,250)        7,753
                                                         ------------  ------------
Cash and cash equivalents, beginning of period. . . . .       12,265         6,242
                                                         ------------  ------------
Cash and cash equivalents, end of period. . . . . . . .  $     9,015   $    13,995
                                                         ============  ============

Supplemental information:
Cash paid during the period for:
 Interest . . . . . . . . . . . . . . . . . . . . . . .  $     9,682   $     4,426
 Taxes. . . . . . . . . . . . . . . . . . . . . . . . .  $       845   $     2,707

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

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, the results of operations for the three month and nine month periods ended September 30, 2000 and the cash flows for the nine month period ended September 30, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999.

The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  BUSINESS  COMBINATIONS

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of The Ertl Company, Inc. and certain of its affiliates ("Ertl") for approximately $95 million. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility (Note 8). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $35 million is being amortized over 40 years.

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 assume that the Ertl acquisition occurred as of January 1, 1999 (in thousands, except per share data):


                                September 30, 1999
                                ------------------
Net sales. . . . . . . . . . .  $         210,369
Loss before extraordinary item             (2,512)
Net loss . . . . . . . . . . .             (2,512)
Net loss per share:
  Basic. . . . . . . . . . . .  $           (0.15)
  Diluted. . . . . . . . . . .  $               -

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE  3  -  RESTRUCTURING  AND  OTHER  CHARGES

In the second quarter of 1999, the Company recorded restructuring and other charges of $6.4 million. These charges related to the Company's alignment of operations, product lines and direct marketing efforts with the consolidation plans for those same areas at Ertl. Approximately $2.2 million of the charges related to the re-focusing of the direct mail programs, $4.0 million related to the reduction and consolidation of product lines and the remaining $0.2 million related to operational consolidation, including severance and relocation costs. All of these charges have been expended.

NOTE  4  -  RECAPITALIZATION

Excess purchase price over the book value of the net assets acquired in connection with the Company's recapitalization in 1996 of approximately $88.7 million has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years.

NOTE  5  -  BUSINESS  SEGMENTS

In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales, by each group of product lines and by distribution channel. Amounts for the quarters ended September 30, 2000 and 1999 are as shown in the table below.


(amounts in thousands)     2000     1999
                          -------  -------
Collectible die-cast      $45,195  $61,257
Other products             20,636   21,374
                          -------  -------
Net sales                 $65,831  $82,631

Mass retailers            $29,214  $35,339
Wholesale and trackside    28,590   35,135
Premium/promotional         7,272    9,827
Direct and other              755    2,330
                          -------  -------
Net sales                 $65,831  $82,631

Amounts for the nine months ended September 30, 2000 and 1999 are as shown in the table below.


(amounts in thousands)      2000      1999
                          --------  --------
Collectible die-cast      $112,745  $124,712
Other products              48,591    50,678
                          --------  --------
Net sales                 $161,336  $175,390

Mass retailers            $ 64,479  $ 78,945
Wholesale and trackside     73,464    71,972
Premium/promotional         21,199    17,141
Direct and other             2,194     7,332
                          --------  --------
Net sales                 $161,336  $175,390

Information for the quarter ended September 30, 2000 and 1999 by geographic area is set forth in the table below. Operating income represents income before income taxes and interest expense.


(amounts in thousands)                                2000      1999
                                                    --------  --------
Net sales:
     United States . . . . . . . . . . . . . . . .  $60,690   $74,383
     Foreign . . . . . . . . . . . . . . . . . . .    5,224     8,535
     Sales and transfers between geographic areas       (83)     (287)
                                                    --------  --------
Combined total . . . . . . . . . . . . . . . . . .  $65,831   $82,631

Operating income:
     United States . . . . . . . . . . . . . . . .  $12,175   $ 8,169
     Foreign . . . . . . . . . . . . . . . . . . .      817     1,175
                                                    --------  --------
Combined total . . . . . . . . . . . . . . . . . .  $12,992   $ 9,344


Information for the nine months ended September 30, 2000 and 1999 by geographic area is set forth in the table below. Operating income represents income before income taxes and interest expense.

(amounts in thousands)                                        2000       1999
                                                            ---------  ---------
Net sales:
     United States . . . . . . . . . . . . . . . . . . . .  $146,498   $163,366
     Foreign . . . . . . . . . . . . . . . . . . . . . . .    15,309     13,384
     Sales and transfers between geographic areas. . . . .      (471)    (1,360)
                                                            ---------  ---------
Combined total . . . . . . . . . . . . . . . . . . . . . .  $161,336   $175,390

Operating income:
     United States . . . . . . . . . . . . . . . . . . . .  $ 16,314   $  6,658
     Foreign . . . . . . . . . . . . . . . . . . . . . . .     1,883      1,167
                                                            ---------  ---------
Combined total . . . . . . . . . . . . . . . . . . . . . .  $ 18,197   $  7,825

Identifiable assets:
     United States . . . . . . . . . . . . . . . . . . . .  $248,954   $290,105
     Foreign . . . . . . . . . . . . . . . . . . . . . . .    25,274     19,272
                                                            ---------  ---------
Combined total . . . . . . . . . . . . . . . . . . . . . .  $274,228   $309,377

NOTE  6  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Comprehensive  income  at  September 30, 2000 and 1999 is calculated as follows:


(amounts in thousands)                                                 2000    1999
                                                                      ------  ------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $5,043  $1,394
Other comprehensive income--foreign
  currency translation adjustments . . . . . . . . . . . . . . . . .     418     213
                                                                      ------  ------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . .  $5,461  $1,607

NOTE  7  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:


                                                    Shares outstanding at  Shares outstanding at
                     Authorized shares  Par Value     September 30, 2000     December 31, 1999
                     -----------------  ----------  ---------------------  ---------------------
Voting Common Stock         28,000,000  $      .01             14,661,583             15,657,208

On September 1, 1999, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $10.0 million. At September 30, 2000, the Company had purchased 1,783,100 shares of its outstanding common stock for approximately $7.6 million.

NOTE  8  -  DEBT

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, as further amended on August 31, 2000, which provides for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $20.0 million based upon levels of the Company's accounts receivable and inventory. At September 30, 2000, the Company had $8.0 million outstanding on the revolving loan. The term loan, with a remaining principal balance of $106.1 million at September 30, 2000, is due in scheduled quarterly payments ranging from $3.1 million to $4.0 million with a balloon payment on April 1, 2003. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated
EBITDA and at September 30, 2000 was 1.50% for base rate loans and 3.25% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At September 30, 2000, the commitment fee was 0.40% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of September 30, 2000, the Company was in compliance with these key financial covenants.

The Company's credit agreement also requires that the Company maintain an interest rate protection agreement. Effective September 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through September 3, 2002. During the first three quarters of 2000, the effect of this agreement was insignificant.

NOTE  9  -  NET  INCOME  PER  SHARE

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Certain options and warrants were not included in the weighted average share calculation as their effect was antidilutive.

NOTE  10  -  LEGAL  PROCEEDINGS

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

During the second quarter of 2000, class action lawsuits were filed against the Company, two of its officers and a former director. The complaint alleges that the Company violated certain federal securities laws by issuing a series of material misrepresentations to the market between February 1, 1999 and June 23, 1999, thereby artificially inflating the price of the Company's common stock. The Company intends to vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales. Net sales decreased $16.8 million, or 20.3%, to $65.8 million for the three months ended September 30, 2000 from $82.6 million for the three months ended September 30, 1999. This decrease was primarily attributable to a decrease of $16.0 million, quarter to quarter, in sales of die cast collectibles. Most of this decrease was due to the weak performance in the NASCAR category. Sales of other products decreased approximately $0.8 million overall, with the strong performance in the licensed preschool lines being offset by the declines in the model kits and the NASCAR souvenirs and apparel categories.

Gross profit. Gross profit decreased $3.8 million, or 10.7%, to $31.6 million for the three months ended September 30, 2000 from $35.4 million for the three months ended September 30, 1999. The gross profit margin (as a percentage of net sales) increased to 48.0% in 2000 compared to 42.8% in 1999. The low sales volume in the third quarter of 2000 negatively impacted the gross profit for that period. The increase in the gross profit margin was attributable to the integration of operations with Ertl, better sourcing of products and lower product costs. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $7.4 million, or 29.5%, to $17.7 million for the three months ended September 30, 2000 from $25.1 million for the three months ended September 30, 1999. The decrease in selling, general and administrative expenses is due to the integration of operations and tight control of discretionary expenditures. As a percentage of net sales, selling, general and administrative expenses decreased to 26.8% for the three months ended September 30, 2000 from 30.4% for the three months ended September 30, 1999.

Operating income. Operating income increased $3.7 million, or 39.8%, to $13.0 million for the three months ended September 30, 2000 from $9.3 million for the three months ended September 30, 1999. As a percentage of net sales, operating income increased to 19.7% for the three months ended September 30, 2000 from 11.3% for the three months ended September 30, 1999. The operating margin for 2000 has been positively impacted by the increase in the gross profit margin and the decrease in selling, general and administrative expenses.

Interest expense. Interest expense of $3.3 million for the three months ended September 30, 2000 and $2.6 million for the three months ended September 30, 1999 relates primarily to bank term loans and line of credit borrowings. The increase in interest expense, quarter to quarter, is primarily due to the increase in interest rates quarter over quarter.

Income tax. Income tax expense for the three months ended September 30, 2000 and 1999 includes provisions for federal, state and foreign income taxes at an effective rate of 46.4% and 42.8%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales. Net sales decreased $14.1 million, or 8.0%, to $161.3 million for the nine months ended September 30, 2000 from $175.4 million for the nine months ended September 30, 1999. This decrease was primarily attributable to a decrease of approximately $12.0 million, year to year, in sales of die cast collectibles. This decrease was due to the weak performance in NASCAR die cast collectibles, as compared to stronger sales in 1999. Sales of other products decreased approximately $2.1 million, year to year, primarily in the NASCAR apparel and souvenirs category and model kits.

Gross profit. Gross profit decreased $4.3 million, or 5.5%, to $73.3 million for the nine months ended September 30, 2000 from $77.6 million for the nine months ended September 30, 1999. The gross profit margin (as a percentage of net sales) increased to 45.4% in 2000 compared to 44.2% in 1999. The lower sales volume in 2000 as compared to 1999 negatively impacted the gross profit for the period. The increase in the gross profit margin was attributable to the integration of operations with Ertl, better sourcing of products and lower product costs. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $8.6 million, or 14.1%, to $52.2 million for the nine months ended September 30, 2000 from $60.8 million for the nine months ended September 30, 1999. The decrease in selling, general and administrative expenses is due to the integration of operations and tight control of discretionary expenditures. As a percentage of net sales, selling, general and administrative expenses decreased to 32.4% for the nine months ended September 30, 2000 from 34.6% for the nine months ended September 30, 1999.

Operating income. Operating income increased $10.4 million, or 133.3%, to $18.2 million for the nine months ended September 30, 2000 from $7.8 million for the nine months ended September 30, 1999. As a percentage of net sales, operating income increased to 11.3% for the nine months ended September 30, 2000 from 4.5% for the nine months ended September 30, 1999. The operating income for 1999 reflects a $6.4 million restructuring and other charge. The operating margin for 2000 has been positively impacted by the increase in gross profit margin and the decrease in selling, general and administrative expenses.

Interest expense. Interest expense of $8.6 million for the nine months ended September 30, 2000 and $5.1 million for the nine months ended September 30, 1999 relates primarily to bank term loans and line of credit borrowings. The increase in interest expense, year to year, is due to increased borrowings in connection with the acquisition of Ertl and the increase in interest rates year over year.

Income tax. Income tax expense for the nine months ended September 30, 2000 and 1999 includes provisions for federal, state and foreign income taxes at an effective rate of 46.5% and 46.4%, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's operations provided net cash of $15.3 million during the nine months ended September 30, 2000. Capital expenditures for the nine months ended September 30, 2000 were approximately $5.7 million, of which approximately $5.1 million was for molds and tooling.

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, as further amended on August 31, 2000, which provides for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $20.0 million based upon levels of the Company's accounts receivable and inventory. At September 30, 2000, the Company had $8.0 million outstanding on the revolving loan. The term loan, with a remaining principal amount of $106.1 million at September 30, 2000, is due in scheduled quarterly payments ranging from $3.1 million to $4.0 million with a balloon payment of $73.0 million on April 1, 2003. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated
EBITDA and at September 30, 2000 was 1.50% for base rate loans and 3.25% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At September 30, 2000, the commitment fee was 0.40% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of September 30, 2000, the Company was in compliance with these key financial covenants.

The Company's anticipated debt service obligations under the existing credit facilities for the remainder of 2000 for scheduled principal and interest payments are approximately $6.0 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third quarter and fourth quarter. The Company expects that capital expenditures during 2000, principally for molds and tooling, will be approximately $8.5 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs through the fourth quarter of 2000. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

                           FORWARD-LOOKING STATEMENTS

A number of the matters discussed in this report that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; (2) the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; (3) competition in the markets for the Company's products may increase significantly; (4) the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; (5) the Company may experience unanticipated negative results of litigation; (6) the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; (7) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and (8) general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective September 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through September 3, 2002. During the first three quarters of 2000, the effect of this agreement was insignificant.

Based on the Company's interest rate exposure on variable rate borrowings at September 30, 2000, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $95,000 per month.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Four putative class action lawsuits were filed in U.S. District Court for the Northern District of Illinois, Eastern Division, against the Company, two of its officers and a former director. On August 3, 2000, these lawsuits were consolidated into a single class action under the caption Market Street Securities v. Racing Champions Corporation et al. The consolidated cases were filed by, and on behalf of, purchasers of the common stock of the Company between February 1, 1999 and June 23, 1999. The complaints allege that the Company violated certain federal securities laws by issuing a series of material misrepresentations to the market between February 1, 1999 and June 23, 1999, thereby artificially inflating the price of the Company's common stock. The complaints seek, among other things an unspecified amount of compensatory damages and trial costs and expenses. The Company filed a motion to dismiss all claims in the consolidated class action complaints on October 16, 2000. In November 2000, the plaintiffs filed a motion for certification of the class. The Company intends to vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

     On March 2, 2000, Telepresence Technologies, LLC filed a lawsuit against Racing Champions South, Inc. and Racing Champions, Inc. in the United States District Court for the Central District of California. The suit alleges that trading cards sold by these subsidiaries infringe a patent allegedly owned by Telepresence. Telepresence seeks damages, costs, attorneys' fees, and interest, and further requests that damages be trebled on its allegation of willful infringement. The Company intends to defend this suit vigorously. However, there can be no assurance that the Company will ultimately be successful in the defense of this suit.

     A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Nicholas Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold, or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have operated an illegal gambling operation by selling packs of sports trading cards containing random assortments of varying values. The plaintiff makes various state law claims, including unlawful, unfair and fraudulent business practices, misleading advertising and violations of consumer protection statutes. The plaintiff seeks actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

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

          3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1998).

          10.1 Third Amendment to Credit Agreement, dated as of August 31, 2000, by and among the Company, Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, First Union National Bank, as lender and agent, and the other lenders party thereto.

          27      Financial  Data  Schedule.

     (b)     Reports  on  Form  8-K:  None  in  the  third  quarter  of  2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  10th  day  of  November,  2000.

                              RACING  CHAMPIONS  CORPORATION

                              By              /s/  Robert  E.  Dods
                                ------------------------------------------------
                                    Robert E. Dods, Chief Executive Officer


                              By           /s/  Curtis  W.  Stoelting
                                ------------------------------------------------
                                 Curtis W. Stoelting, Executive Vice President,
                                    Chief  Operating  Officer  and  Secretary