Form 10-K
period 2000-12-31
RACING CHAMPIONS CORP
filed 2001-03-23
CIK 1034239

FORM 10-K


                        SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C.  20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's common stock held by nonaffiliates as of March 12, 2001: $24,301,676. Shares of common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant's common stock outstanding as of March 12, 2001: 14,685,583

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2001 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

PART I

ITEM  1  :  BUSINESS

GENERAL
Racing Champions Corporation ("Racing Champions" or the "Company") is a leading producer and marketer of collectibles and toys sold in multiple channels of distribution and available at more than 20,000 retail outlets. The Company sells American Muscle collectible die-cast vehicle replicas, NASCAR and NHRA die-cast racing replicas, officially licensed die-cast replicas of automobiles, trucks, agricultural, construction equipment and powered-recreational and sport vehicles, plastic preschool products, AMT model kits, Press Pass sports trading cards and NASCAR souvenirs and apparel. The Company has license agreements with major U.S. automotive and equipment manufacturers and many of the major motorsports sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well-known characters and properties. The Company sells its products primarily in North America, Europe and Asia Pacific.

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

Racing Champions is a holding company that was formed as a Delaware corporation in April, 1996 for the purpose of consummating a recapitalization (the "Recapitalization") that involved the acquisition by Racing Champions of both Racing Champions, Inc., a privately held Illinois corporation formed in 1989 (together with an affiliated company, the "RCI Group"), and Racing Champions Limited, a privately held Hong Kong corporation formed simultaneously in 1989 (together with certain affiliated companies, the "RCL Group").

In June 1998, Racing Champions completed its acquisition of Wheels Sports Group, Inc., which was subsequently renamed Racing Champions South, Inc. ("Racing Champions South"). Racing Champions South develops, markets and distributes collectible sports trading cards related to NASCAR, football and basketball markets, and NASCAR souvenirs and apparel.

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of The Ertl Company, Inc. (subsequently renamed Racing Champions Ertl, Inc.) and certain of its affiliates ("Ertl") for approximately $94.6 million. Ertl develops, markets, and distributes agricultural and imprint die-cast collectibles and hobby model kits. The operations of Ertl have been fully integrated into those of Racing Champions, Inc. and operate under the Racing Champions Ertl, Inc. and Racing Champions International Limited subsidiaries.

PRODUCTS

DIE-CAST  REPLICAS.
RACING VEHICLE REPLICAS: Racing Champions has produced die-cast racing vehicle replicas since its inception in 1989. Racing Champions' racing vehicle replicas include a comprehensive line of scaled stock cars, trucks and team transporters representing a large number of the vehicles competing in the current year's NASCAR Winston Cup Series, NASCAR Busch Grand National Series and the National Hot Rod Association (NHRA) Championship Drag Racing Series. In 2000, Racing Champions produced over 250 different styles of racing vehicle replicas, including various sizes such as 1:64, 1:24 and 1:18 scale. The Company's racing vehicle replicas generally retail at prices ranging from $2 to $70.

CLASSIC AND CUSTOM VEHICLE REPLICAS: In early 1996, Racing Champions introduced its first line of classic and custom vehicle replicas. Racing Champions introduced several additional lines in 1997 and 1998 to continue the expansion of its classic and custom die-cast vehicle replica category. In 1999, the Company launched Street Wheels, which are directed at a younger audience. The classic and custom vehicle replica category was greatly expanded in 1999 with the Ertl acquisition which added Ertl's custom imprint classic cars and American Muscle die-cast vehicle collectibles, a line of vintage and modern automobiles and trucks in 1:18 and 1:43 scales. In 2000, the Company expanded the American Muscle product line to include additional scales and marketed a number of 1:64 and 1:24 scale products in this category. In 2001, the category is being expanded to include 18 new American Muscle models to celebrate its tenth anniversary, a Body Shop die-cast activity kit line and the second issue in the Ford Precision 100 line. The Company's classic and custom vehicle replicas retail at prices ranging from $2 to $70.

AGRICULTURAL,  CONSTRUCTION  EQUIPMENT  AND  RECREATIONAL  POWERSPORT  VEHICLE
REPLICAS: The agricultural and powersports die-cast vehicle replica category has a wide range of products in various scales, including replicas of vintage and modern tractors, farm implements and construction vehicles of major manufacturers such as John Deere, Case IH and Ford New Holland and die-cast replicas of ATV's, snowmobiles and motorcycles of major manufacturers such as Polaris, Honda and Kawasaki. These products generally retail for $3 to $100. In addition, Ertl's Precision brand is a line of highly detailed collectible agricultural die-cast vehicle replicas which retail for $60 to $230.

OTHER DIE-CAST COLLECTIBLES: The Company also has a line of pewter figures under the brand name of William Britain, which consists primarily of military and ceremonial figures fashioned after historical European and U.S. events and themes. The William Britain individual figures and sets are sold primarily to gift and hobby shops and retail for $9 to $400.

OTHER  PRODUCTS
PLASTIC MODEL KITS: The Company's model kits are marketed under the AMT and Esci brand names and consist of injection molded plastic kits principally of vintage and high performance automobiles, race cars, trucks, aircraft and spacecraft. Plastic model kits generally retail for $7 to $15.

LICENSED PRESCHOOL ACTIVITY TOYS: The Company's licensed preschool line encompasses several products and brand names. These products include outdoor activity toys, toy books and vehicles under the John Deere Kids line; die-cast trains, rail cars and plastic railway accessories under the Thomas the Tank Engine line; and several licensed properties under a toy books line, such as Peanuts, Scooby Doo, Tonka and Franklin the Turtle; and push and roll vehicles. Toy books are a plastic rolling vehicle that opens to reveal a storybook. Licensed preschool activity toys retail at prices ranging from $4 to $100.

SPORTS TRADING CARDS: Racing Champions designs and markets premium collectible sports trading cards under the Press Pass brand name. Press Pass sports trading cards primarily feature NASCAR race drivers, team owners and crew chiefs. Press Pass has been an innovator in the collectible sports trading card industry, having introduced season-long interactive cards, prism cards, 24-carat gold signature cards, holofoil cards and "event-used" cards. Event-used cards contain materials used in actual NASCAR races, including pieces of rubber taken from tires, fire-suits and metal car parts. Press Pass also markets National Football League and National Basketball Association draft pick trading cards. Draft pick cards feature leading college players who are expected to be selected in the NFL and the NBA drafts each year. The Company's sports trading cards have retail prices ranging from $3 to $10.

APPAREL AND SOUVENIRS: Racing Champions distributes NASCAR-related merchandise trackside at NASCAR events, to wholesale customers and to retailers. During 2000, merchandise distributed by Racing Champions included shirts, hats, jackets, die-cast vehicle replicas, sunglasses, key chains, can coolers, bumper stickers, license plates and souvenirs, all of which are produced by outside manufacturers. These products generally retail for $2 to $150.

LICENSES

Racing Champions markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis for a limited period of time. Racing Champions has approximately 800 licenses with various race team owners, drivers, sponsors, agents, and entertainment properties generally for terms of 1 to 3 years. Racing Champions' racing replicas, collectible sports trading cards, apparel and souvenirs are officially licensed by major race sanctioning bodies including NASCAR. Racing Champions has license agreements with the major automobile, truck and equipment manufacturers, including Chevrolet, Ford, Oldsmobile, Pontiac, Buick, Dodge, Chrysler, Kenworth, John Deere, Polaris, Case IH and Honda.

Royalty rates for the Company's products vary by category but generally range in aggregate for all licensors from 2% to 20% of the Company's sales price.
Royalties  are  generally  paid  on  a  quarterly  basis.

PATENTS  AND  TRADEMARKS

Racing Champions has registered several trademarks with the U.S. Patent and Trademark Office, including the marks Racing Champions(R), Ertl(R) and Press Pass(R). A number of Ertl trademarks are also registered in foreign countries. Racing Champions holds U.S. patents for its trading card display stand and model vehicle and for its unique packaging system which includes a die-cast vehicle, emblem and display stand. Racing Champions believes that there is significant value in its Racing Champions and Ertl trademarks and plans to build additional value through increased customer awareness of many of Racing Champions' other trade names and trademarks.

SALES  AND  DISTRIBUTION

In 2000, approximately 41% of Racing Champions' net sales were distributed through national and regional retail chains including K-Mart, Target, Toys 'R' Us, Wal-Mart, Ames/Hills, Meijer and ShopKo. Racing Champions' products are sold at more than 20,000 retail outlets.

In addition, Racing Champions sells to hobby and collector shops, to independent toy stores, to original equipment manufacturer ("OEM") dealerships (such as John Deere), to wholesale customers and trackside at racing events, which as a group represented approximately 44% of net sales for 2000.

Racing Champions also distributes products through the premium/promotional distribution channel. In total, this channel represented approximately 13% of net sales for 2000. Premium/promotional customers offer the Company's customized products to their customers through their own distribution outlets, through special promotions or with the purchase of their product.

In 1998, Racing Champions began direct to consumer distribution, using direct mail and the Internet. This channel represented approximately 2% of net sales for 2000.

Racing Champions' internal sales force provides direct customer contact with virtually all of Racing Champions' retail and wholesale accounts. This sales force is supplemented by external sales representative organizations that are divided geographically. These external sales representative organizations provided more frequent and wider customer service and solicitation of the national and regional retailers and supported approximately 33% of Racing Champions' 2000 net sales. Racing Champions' internal sales force complements the external sales force by providing a more limited direct relationship between Racing Champions and the accounts assigned to the external sales force. Certain large accounts are designated as "house accounts" and are handled exclusively by Racing Champions' internal sales staff. External sales representatives generally earn commissions of 1% to 10% of the net sales price from their accounts, and their commissions are not affected by the involvement of Racing Champions' internal sales force with a customer or sale. The Company also has a telesales group that contacts smaller volume customers.

MARKETING

Racing Champions' marketing program is directed toward collectors, current users and potential new customers that fit the demographic profile of Racing Champions' target market. The focus of Racing Champions' marketing plan is to increase awareness of the Company's product offerings and brand name. Racing Champions utilizes the following media in its marketing plan.

ADVERTISING: Racing Champions places advertisements in collector's publications with high, specific market penetration such as die-cast collector publications and figure collector publications. Racing Champions also advertises in national publications read by its targeted collectors and enthusiasts, such as NASCAR Magazine, Child Magazine and Die Cast Digest.

PUBLIC RELATIONS: Racing Champions has developed a sustained public relations effort to build relationships with editors at collector publications. Ongoing product notices keep editors abreast of changing products, increase Racing Champions' credibility and market acceptance, and encourage the editorial staffs of these publications to give adequate coverage to Racing Champions' products.

CO-OP ADVERTISING: Racing Champions works closely with retail chains to plan and execute ongoing retailer driven promotions and advertising. The programs usually involve promotion of Racing Champions' products in retail customers' print circulars, mailings and catalogs.

DIRECT CONSUMER: The Internet is an increasingly important part of Racing Champions' marketing plan as collectors have quickly adopted the Internet as a preferred way to communicate with other enthusiasts about their hobby. Racing Champions has established a proprietary World Wide Web site (www.rcertl.com) on the Internet that highlights its products, lists product release dates and collects information directly from consumers. Racing Champions also gathers customer information through customer letters, e-mail, telephone calls and product surveys. Racing Champions uses this customer information for market research and dissemination of new product information. The Company's alliance with the Bradford Group and its new company web store, DieCastExpress.com, have opened additional opportunities for sales and marketing in the direct to consumer arena.

COMPETITION

Racing Champions competes with several large international toy and collectible companies, such as Mattel, Inc., Hasbro, Inc., Action Performance Companies, Inc. and Maisto Ltd., and with other producers of vehicle replicas and toys such as Playing Mantis, Yat Ming, Jakks Pacific Inc., Burago, and Zindart/Corgi.

Racing Champions' Press Pass sports trading cards compete with full line collectible sports trading card companies, primarily Topps, Upper Deck and Fleer, and with several smaller companies with more limited product lines. Competition in the distribution of the Company's products is intense and is primarily based on product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements from entertainment companies, NASCAR race drivers, professional athletes, professional sports leagues and players associations authorizing the Company to use the name, photograph, likeness, autograph or image of the personality on specific product lines to be sold through specific distribution channels or retail outlets.

Racing Champions believes that its competitive position is enhanced by a number of factors, including product quality, features, pricing and diversity, its ability to recognize trends in its product markets and anticipate shifts in consumer preferences, its success in designing and marketing new products, the availability of adequate sources of manufacturing capacity, the ability of its third party manufacturers to meet delivery schedules, and its ability to renew existing licenses and to enter into new licenses. In addition, Racing Champions has sought to develop loyalty for its brands, to produce products with a proven track record of collectibility and consumer appeal, and to capture shelf space at leading mass merchants and other retailers. Many of Racing Champions' competitors have greater financial, technical, marketing and other resources than Racing Champions.

MANUFACTURING

PRODUCT SOURCING: Racing Champions Limited, the Company's Hong Kong subsidiary (the "Hong Kong Subsidiary"), has an office in Kowloon, Hong Kong and in the Racing Industrial Zone in China and employs 154 people who oversee all aspects of the sourcing of Racing Champions' vehicle replicas and certain other products. The Hong Kong Subsidiary sources raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from China.

FAR EAST MANUFACTURING: Virtually all of Racing Champions' products, except sports trading cards and apparel and souvenirs, are manufactured in China. The Company employs four independently owned dedicated manufacturers who manufacture only the Company's products, as well as approximately 12 other contract manufacturers. All products are manufactured to Racing Champions' specifications using molds and tooling that are owned by Racing Champions. The dedicated and contract manufacturers own the manufacturing equipment and machinery, and purchase raw materials, hire workers and plan production which includes subassemblies, final assemblies and packaging. Racing Champions purchases fully assembled and packaged finished goods in master cartons for distribution to its customers. Most of the dedicated and contract manufacturers have been supplying the Company for more than five years. The Company's purchases in 2000 from the dedicated manufacturers, Sharp Success, Win Yield, Sunrise and Shun Fung were 26.8%, 19.5%, 10.4%, and 6.7%, respectively, of the Company's total product purchases.

SPORTS TRADING CARDS AND NASCAR APPAREL AND SOUVENIR MANUFACTURING: The production of sports trading cards and NASCAR apparel and souvenirs is completed by third party contractors. Racing Champions creates the product design and specifications and coordinates the activities of various third party contractors. Racing Champions generally prefers to coordinate the production of these products through a limited number of suppliers and believes that a number of alternate suppliers are available for each of the primary functions necessary for production of sports trading cards and NASCAR apparel and souvenirs.

PRODUCT DEVELOPMENT: New product development is constantly occurring as Racing Champions seeks to improve quality, update styles and add product lines. New product designs and updates are generally initiated in the U.S. or U.K. offices. The designing process can take several days or a number of months depending upon whether the process involves an enhancement to an existing product or a new product design. Racing Champions has been able to develop new products and make design changes quickly due to its rapid approval process, integrated Hong Kong Subsidiary and dedicated and contract manufacturing.

TOOLING: Racing Champions is continuously developing new tooling and molds to produce its die-cast products. Racing Champions' engineering staff works closely with outside tool makers to design and create new tooling. Depending on the size and complexity of the model, tools can cost from $15,000 to $135,000. Racing Champions often produces back-up tools for high volume models. Racing Champions owns all of its tools and provides them to the manufacturers during production. Tools are returned to Racing Champions when a product is no longer in production and are stored for future use or destroyed.

GRAPHICS: Existing product enhancements typically include graphics changes to products for new color schemes and revisions to product packaging. New designs and graphics changes are generally developed by Racing Champions personnel and sent to licensors, if necessary, prior to production.

PRODUCT SAFETY: Racing Champions' products are designed, manufactured, packaged and labeled to conform with the safety requirements of the American Society for Testing and Materials and the Consumer Product Safety Commission and are periodically reviewed and approved by independent safety testing laboratories. Racing Champions carries product liability insurance coverage with a limit of $26.0 million per occurrence. As of December 31, 2000, Racing Champions has never received a product liability claim.

LOGISTICS: The Company's customers can purchase Racing Champions products either in the United States or the United Kingdom, or directly from China. The Company owns a distribution facility in Dyersville, Iowa and uses an independent third party warehouse in the United Kingdom. Products purchased directly from China are delivered from the contract manufacturers to freight forwarders or consolidators designated by the customer.

EMPLOYEES

As of December 31, 2000, Racing Champions had 433 employees, 26 of whom were employed part-time. Racing Champions emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people from within Racing Champions. Sixty-one of Racing Champions' employees, all of whom work in the distribution facility in Dyersville, Iowa, are covered by a collective bargaining agreement. Racing Champions considers its employee relations to be good. Racing Champions' continued success will depend in part on its ability to attract, train and retain qualified personnel at all of its locations.

ITEM  2  :  PROPERTIES

As  of  December  31,  2000,  Racing  Champions'  facilities  were  as  follows:

DESCRIPTION                                           SQUARE FEET           LOCATION                 LEASE EXPIRATION
----------------------------------------------------  -----------  --------------------------  ----------------------------
Corporate Headquarters . . . . . . . . . . . . . . .       10,257  Glen Ellyn, IL              October 2003
Hong Kong office . . . . . . . . . . . . . . . . . .       19,828  Kowloon, Hong Kong          June 2002
Racing Champions South, Inc. office and warehouse. .       40,000  Mooresville, NC             February 2002
Racing Champions Ertl, Inc. office and warehouse . .      499,500  Dyersville, IA              Owned
Racing Champions International Limited office. . . .        5,419  Exeter, United Kingdom      October 2013
Racing Champions International Limited warehouse (1)       71,026  Nottingham, United Kingdom  September 2004
Racing Industrial Zone office, quarters and storage.       53,700  Dongguan City, China        June 2002 through March 2003

(1)     The  Nottingham  warehouse has been sublet to a third party and is no longer used in the Company's operations. U.K.
distribution  activities  have  been  contracted  to  an  independent  third  party.

ITEM  3  :  LEGAL  PROCEEDINGS

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

The Company is a defendant in a class action lawsuit in the U.S. District Court for the Northern District of Illinois, Eastern Division under the caption Market Street Securities, Inc., et al. v. Racing Champions Corporation, et al. The lawsuit was filed by, and on behalf of, purchasers of the common stock of the Company between February 1, 1999 and June 23, 1999. The complaint alleges that the Company violated certain federal securities laws by issuing a series of material misrepresentations to the market between February 1, 1999 and June 23, 1999, thereby artificially inflating the price of the Company's common stock. The complaint seeks, among other things, an unspecified amount of compensatory damages and trial costs and expenses. The defendants filed a motion to dismiss all claims on October 16, 2000. After the court denied the defendants' motion to dismiss, the Company filed an answer and affirmative defenses on December 18, 2000. On December 20, 2000, the court entered an order for conditional class certification. The lawsuit is in the initial phases of discovery. The Company intends to vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

On March 2, 2000, Telepresence Technologies, LLC filed a lawsuit against Racing Champions South, Inc. and Racing Champions, Inc. in the United States District Court for the Central District of California. The suit alleges that memorabilia trading cards sold by these subsidiaries infringe a patent allegedly owned by Telepresence. Telepresence seeks damages, costs, attorneys' fees and interest, and further requests that damages be trebled on its allegation of willful infringement. The Company intends to defend this suit vigorously. However, there can be no assurance that the Company will ultimately be successful in the defense of this suit.

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiff seeks actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

In August 1999, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of California, in a case entitled Dumas, et al. v. Racing Champions Corporation. The complaint alleges that the defendants have violated RICO and the California Unfair Competition Law by selling packs of sports trading cards containing random assortments of cards of varying values. This lawsuit has been dismissed by the trial court and currently is on appeal to the Ninth Circuit Court of Appeals. The appeal was consolidated with appeals of seven virtually identical lawsuits filed by other putative plaintiffs' classes. The Company disputes this claim and intends to vigorously defend its position, although no assurances can be given as to the outcome of this matter.

ITEM  4  :  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


PART  II

ITEM  5  : MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $0.01 per share (the "Common Stock"), has traded on the Nasdaq SmallCap Market under the symbol "RACN" since May 8, 2000. Prior to May 8, 2000, the Common Stock traded on the Nasdaq National Market. The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq for the periods indicated.


Year  Ended  December  31,  1999
Quarter                        High    Low
----------------------------  ------  ------
First. . . . . . . . . . . .  $14.50  $10.63
Second . . . . . . . . . . .  $17.88  $ 6.50
Third. . . . . . . . . . . .  $ 8.13  $ 5.69
Fourth . . . . . . . . . . .  $ 5.75  $ 3.56

Year Ended December 31, 2000
Quarter                       High    Low
----------------------------  ------  ------
First. . . . . . . . . . . .  $ 5.00  $ 3.13
Second . . . . . . . . . . .  $ 3.53  $ 1.13
Third. . . . . . . . . . . .  $ 1.78  $ 0.84
Fourth . . . . . . . . . . .  $ 1.69  $ 0.84

At December 31, 2000, there were approximately 191 holders of record of Common Stock.

The Company has not paid any cash dividends on its Common Stock. The Company intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company's amended credit agreement contains a provision restricting the Company's ability to pay dividends.

ITEM  6 :  SELECTED FINANCIAL DATA (amounts in thousands, except per share data)

The following table sets forth selected financial data with respect to the Company for each of the periods indicated. The data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, as indicated in their report included elsewhere herein.

The pro forma financial data for the year ended December 31, 1997, which gives effect to the acquisitions of High Performance Sports Marketing, Inc. and Press Pass Partners by Wheels Sports Group, Inc. ("Wheels") as if the purchases had occurred on January 1, 1997 and as if Racing Champions' initial public offering and Wheels' initial public offering had occurred on January 1, 1997, are presented for informational purposes only and are not necessarily indicative of the results of future operations of the Company or the actual results that would have been achieved had such events occurred on such dates.

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

                                                                                                       Pro  Forma
                                                                                                       ----------
                                             Year         Year       Year       Year       Year      Year       Year
                                            ended         ended      ended      ended     ended      ended      ended
                                           Dec. 31       Dec. 31    Dec. 31    Dec. 31   Dec. 31    Dec. 31    Dec. 31
                                             1996       1997 (1)   1998 (1)   1999 (1)     2000     1997(1)    1999(1)
                                        --------------  ---------  ---------  ---------  --------  ---------  ---------
STATEMENT OF INCOME DATA:
Net sales. . . . . . . . . . . . . . .  $       56,908  $ 83,745   $156,464   $231,360   $214,806  $105,605   $266,340
Gross profit . . . . . . . . . . . . .          30,974    45,103     85,614     98,677     98,478    52,332    109,586
Operating income . . . . . . . . . . .          12,098    13,262     23,123      8,972     23,047    13,040      4,735
Net income (loss) from
  continuing operations. . . . . . . .  $        3,372  $  4,536   $ 11,741   $    535   $  5,890  $  5,418   $ (3,471)

PER SHARE DATA:
Net income (loss) from continuing
  operations before extraordinary item
    Basic. . . . . . . . . . . . . . .  $         0.29  $   0.33   $   0.73   $   0.03   $   0.40  $   0.34   $  (0.21)
    Diluted. . . . . . . . . . . . . .            0.28      0.32       0.71       0.03       0.39      0.33          -
Cash dividends . . . . . . . . . . . .               -         -          -          -          -         -          -
Book value
    Basic. . . . . . . . . . . . . . .  $         0.35  $   7.46   $  11.01   $   6.27   $   7.05
    Diluted. . . . . . . . . . . . . .            0.34      7.26      10.64       6.14       6.93

Weighted average common shares and
  common share equivalents outstanding
    Basic. . . . . . . . . . . . . . .           9,318    12,279     15,982     16,249     14,827
    Diluted. . . . . . . . . . . . . .           9,645    12,621     16,426     16,588     15,085

                                        Dec. 31, 2000
                                        --------------
BALANCE SHEET DATA:
  Working capital. . . . . . . . . . .  $       38,955
  Total assets . . . . . . . . . . . .         252,449
  Total debt . . . . . . . . . . . . .          97,000
  Total stockholders' equity . . . . .         104,565


(1) The following supplemental financial data for the Company for the years ended December 31, 1999, 1998 and 1997 give effect  to the acquisition of The Ertl Company, Inc. as if the purchase had occurred on January 1, 1999, give effect to the  acquisitions  of High Performance Sports Marketing, Inc. and Press Pass Partners by Wheels as if the purchases had occurred  on  January  1,  1997,  assume  that  the initial public offerings of Racing Champions and Wheels occurred on
January  1,  1997,  and  exclude  certain  non-recurring  charges  as  reflected  in  the  supplemental  footnotes.


SUPPLEMENTAL  FINANCIAL  DATA
-----------------------------

                        Year ended                Year ended                Year ended
(amounts in thousands,   Dec. 31,    Percent of    Dec. 31,    Percent of     Dec. 31,  Percent of
except per share data)   1999(a)     Net sales     1998(b)     Net sales      1997(c)   Net sales
-----------------------  ---------  -----------  -----------  -----------  -----------  ----------
Net sales . . . . . . .  $ 266,340       100.0%  $   156,464       100.0%  $   101,487       100.0%
Gross profit. . . . . .    115,387        43.3        85,614        54.7        52,790        52.0
Operating income. . . .     16,936         6.4        28,906        18.5        20,813        20.5
Net income. . . . . . .      3,788         1.4        15,602        10.0        10,081         9.9
Net income per share:
  Basic . . . . . . . .  $    0.23               $      0.98               $      0.63
  Diluted . . . . . . .  $    0.23               $      0.95               $      0.61

(a)  Amounts exclude the following items: $2.4 million in inventory write-up in connection with the purchase of
Ertl,  $3.4  million  in  inventory  write-downs incurred in connection with the inventory liquidations and SKU reductions  related  to  the integration with Ertl and $6.4 million in restructuring and other charges that the
Company  took  during  the  second  quarter of 1999 related to the alignment of Racing Champions product lines, operations  and  direct  mail  efforts  with  the  consolidated  plans  for  those  same  areas  at  Ertl.

(b)  Amounts exclude non-recurring, merger-related and restructuring charges in connection with the acquisition of  Wheels  of  approximately $5.5 million, as well as approximately $0.3 million in non-recurring compensation and  rent  expense,  $0.4  million  in interest on deferred financing charges and $1.8 million in extraordinary charges  for  the  early  extinguishment  of  debt.  Merger  transaction  costs consisted primarily of fees for investment  bankers  of  approximately  $0.6  million,  professional advisers including legal and accounting of approximately  $0.9  million  and  financial  printing  and  other related costs of approximately $0.6 million.
Restructuring  costs  included  primarily  severance  for  terminated  employees of approximately $1.1 million, agreement extension costs of approximately $1.5 million and facility and other exit costs of approximately $0.8 million.

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

ITEM 7 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless indicated otherwise, references to "Racing Champions" or the "Company" are to Racing Champions Corporation and its subsidiaries, references to "Wheels" are to Wheels Sports Group, Inc. prior to its acquisition by the Company on June 12, 1998, references to "Racing Champions South" are to Wheels Sports Group, Inc., which was renamed Racing Champions South, Inc., after its acquisition by the Company on June 12, 1998, and references to Ertl are to The Ertl Company, Inc., prior to the acquisition by the Company on April 13, 1999 and references to "Racing Champions Ertl" are to The Ertl Company, Inc., which was renamed Racing Champions Ertl, Inc. after its acquisition by the Company on April 13, 1999.

OVERVIEW

CORPORATE  AND  PRODUCT  HISTORY
Racing Champions is a leading producer and marketer of collectibles and toys sold in multiple channels of distribution and available at more than 20,000 retail outlets. The Company sells American Muscle collectible die-cast vehicle replicas, NASCAR and NHRA die-cast racing replicas, officially licensed die-cast replicas of automobiles, trucks, agricultural, construction equipment and powered-recreational and sport vehicles, plastic preschool products, AMT model kits, Press Pass sports trading cards and NASCAR souvenirs and apparel. The Company has license agreements with major U.S. automotive and equipment manufacturers and many of the major motorsport sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well-known characters and properties. The Company sells its products primarily in North America, Europe and Asia Pacific. Racing Champions Limited, based in Hong Kong and China, oversees the production of the majority of the Company's products. Racing Champions International Limited, based in the United Kingdom, sells the Company's products in Europe and Asia Pacific.

On April 30, 1996, Racing Champions was formed as a new holding company pursuant to the Recapitalization for the purpose of acquiring the domestic operations of the RCI Group and the foreign operations of the RCL Group. This acquisition was accounted for using the purchase method of accounting.

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

Racing Champions decided to restructure Racing Champions South primarily to facilitate the integration of six acquisitions made by Wheels in 1997. The two largest acquisitions were made late in the fourth quarter of 1997, and had not yet been fully integrated into the operations of Wheels. Management also wanted to realign the operations of Wheels to conform with operations, policies, and procedures of Racing Champions. This meant integrating and operating under Racing Champions' internal operating policies and procedures, primarily in the areas of sales and marketing, production and order processing, and finance and administration. All restructuring charges were accrued and expensed in the financial statements during the second quarter of 1998. The restructuring was substantially completed by the end of the third quarter of 1998, with all restructuring charges expended before December 31, 1998. During this period, there were no changes in the original restructuring plan or in the estimates recorded.

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of Ertl for approximately $94.6 million. Ertl markets and distributes agricultural and imprint die-cast collectibles and hobby model kits. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $31.1 million is being amortized over 40 years.

SALES  AND  EXPENSES
Racing Champions' sales are recognized based upon transfer of title of product to customers. Racing Champions does not sell its products on consignment and ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products which they have purchased from Racing Champions, Racing Champions may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other concessions, or the Company may accept returns of this product so it can be resold to other customers. These credits, concessions, and returns are generally finalized annually. Returns and allowances have ranged from 7% to 9% of net sales over the last 3 fiscal years.

Mass merchant retailers purchase Racing Champions' products either domestically in the United States or the United Kingdom with credit terms ranging from 30 to 120 days or directly in China with payment made by irrevocable letter of credit or wire transfer. By acquiring the products in China, many of Racing Champions' retail customers are able to realize efficiencies with respect to cost and logistics in the distribution of the products to their retail locations. Because Racing Champions incurs significantly lower distribution and administrative costs with respect to direct shipments to customers from China, a price discount of approximately 15% to 25% is granted. As a result, China shipments have lower gross profit margins than domestic shipments. Therefore, the annual fluctuations in the mix of United States and United Kingdom versus China shipments will affect year-to-year comparability of net sales and gross profit margins. However, Racing Champions believes that the operating income margin is comparable for China shipments due to the saved distribution and administrative costs. For the years ended December 31, 2000, 1999 and 1998, China shipments constituted 13%, 22% and 45%, respectively, of net sales.

Racing Champions' three largest expense categories are cost of sales, royalties and sales commissions. Cost of sales consists primarily of purchases of finished products from Racing Champions' manufacturing suppliers. Royalties vary by product category and are paid on a quarterly basis. Multiple royalties may be paid on a product to various licensors. In 2000, aggregate royalties by product ranged from approximately 2% to 20% of Racing Champions' selling price. Sales commissions ranging from 1% to 10% of net sales are paid quarterly to Racing Champions' external sales representative organizations. In 2000, sales subject to commissions represented 33% of net sales.

The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere herein.


                                                           For  the  Year  ended  December  31,
                                                           ------------------------------------
(amounts in thousands,                            2000      2000      1999       1999      1998      1998
except per share data)                           Amount   Percent    Amount    Percent    Amount   Percent
                                                --------  --------  ---------  --------  --------  --------
Net sales. . . . . . . . . . . . . . . . . . .  $214,805    100.0%  $231,360     100.0%  $156,464    100.0%
Cost of sales. . . . . . . . . . . . . . . . .   116,328     54.2%   132,683      57.3%    70,850     45.3%
                                                --------  --------  ---------  --------  --------  --------
Gross profit . . . . . . . . . . . . . . . . .    98,478     45.8%    98,677      42.7%    85,614     54.7%
Selling, general and administrative expenses .    71,636     33.3%    79,762      34.5%    54,302     34.7%
Amortization of goodwill and other assets. . .     3,795      1.8%     3,543       1.5%     2,663      1.7%
Restructuring and other charges. . . . . . . .         -      0.0%     6,400       2.8%         -      0.0%
Merger related costs . . . . . . . . . . . . .         -      0.0%         -       0.0%     5,526      3.5%
                                                --------  --------  ---------  --------  --------  --------
Operating income . . . . . . . . . . . . . . .    23,047     10.7%     8,972       3.9%    23,123     14.8%
Interest expense . . . . . . . . . . . . . . .    11,375      5.3%     7,650       3.3%     2,751      1.8%
Other expense (income) . . . . . . . . . . . .       662      0.3%      (105)      0.0%       400      0.2%
                                                --------  --------  ---------  --------  --------  --------
Income before income taxes . . . . . . . . . .    11,010      5.1%     1,427       0.6%    19,972     12.8%
Income tax expense . . . . . . . . . . . . . .     5,120      2.4%       892       0.4%     8,231      5.3%
                                                --------  --------  ---------  --------  --------  --------
Income before extraordinary item . . . . . . .     5,890      2.7%       535       0.2%    11,741      7.5%
Extraordinary charge for early extinguishment
  of debt, net of tax benefit of $1,188. . . .         -      0.0%         -       0.0%     1,782      1.1%
                                                --------  --------  ---------  --------  --------  --------
Net income . . . . . . . . . . . . . . . . . .  $  5,890      2.7%  $    535       0.2%  $  9,959      6.4%
                                                ========  ========  =========  ========  ========  ========
Earnings per share:
Net income per share
  Basic. . . . . . . . . . . . . . . . . . . .  $   0.40            $   0.03             $   0.62
  Diluted. . . . . . . . . . . . . . . . . . .  $   0.39            $   0.03             $   0.61
Weighted average shares outstanding
  Basic. . . . . . . . . . . . . . . . . . . .    14,827              16,249               15,982
  Diluted. . . . . . . . . . . . . . . . . . .    15,085              16,588               16,426

YEAR  ENDED  DECEMBER  31,  2000  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1999

NET  SALES
Net sales decreased $16.6 million, or 7.2%, to $214.8 million for the year ended December 31, 2000 from $231.4 million for the year ended December 31, 1999. This decrease was primarily attributable to the decrease in sales of NASCAR-related products. The overall die-cast collectibles category decreased approximately 9%. Non-racing die-cast collectibles increased approximately 25%, primarily due to the product expansion and increased distribution of the American Muscle, custom imprint and agricultural and construction equipment product lines. Die-cast racing replicas decreased approximately 72%, primarily in NASCAR. Sales of other products decreased approximately 7%, primarily due to the decline in trading cards, NASCAR apparel and souvenirs and other collectibles that offset the increase in the preschool product line. Sales in the preschool product line increased approximately 79%, primarily due to the increases in John Deere Kids, licensed toybooks and push and rolls. Sales of apparel and souvenirs decreased approximately 52%, due to the weak performance in the NASCAR area.

GROSS  PROFIT
Gross profit decreased $0.2 million, or 0.2%, to $98.5 million for the year ended December 31, 2000 from $98.7 million for the year ended December 31, 1999. The gross profit margin (as a percentage of net sales) increased to 45.8% in 2000 from 42.7% in 1999. The lower sales volume in 2000 negatively impacted the gross profit for the year. The increase in the gross profit margin was attributable to the integration of operations with Ertl, better sourcing of products, lower product costs, and a reduction in sales of products with lower margins. There were no major changes in the components of cost of sales.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses decreased $8.2 million, or 10.3%, to $71.6 million for the year ended December 31, 2000 from $79.8 million for the year ended December 31, 1999. The decrease in selling, general and administrative expenses is due to the integration of operations and tight control of discretionary expenditures. As a percentage of net sales, selling, general and administrative expenses decreased to 33.3% for the year ended December 31, 2000 from 34.5% for the year ended December 31, 1999. Selling, general, and administrative expenses for 2000 includes a $2.5 million non-recurring charge related to minimum guaranteed royalty payments from NASCAR-related licensing agreements which exceeded royalties earned on product sales.

OPERATING  INCOME
Operating income increased $14.0 million, or 156.9%, to $23.0 million for the year ended December 31, 2000 from $9.0 million for the year ended December 31, 1999. As a percentage of net sales, operating income increased to 10.7% for the year ended December 31, 2000 from 3.9% for the year ended December 31, 1999. The increase in operating income is primarily a result of the decrease in selling, general and administrative expenses in 2000. Operating income for 2000 was negatively impacted by a non-recurring charge of $2.5 million taken in the fourth quarter. This charge relates to minimum guaranteed royalty payments from NASCAR-related licensing agreements that exceeded royalties earned on product sales. Operating income for 1999 was negatively impacted by a charge of $6.4 million in restructuring and other charges that the Company took during the second quarter of 1999. These charges related to the alignment of the Racing Champions' operations, product lines and direct marketing efforts with the consolidated plans for those same areas of Ertl.

INTEREST  EXPENSE
Interest expense of $11.4 million for the year ended December 31, 2000 and $7.7 million for the year ended December 31, 1999 related primarily to bank term loans and a line of credit. The increase in interest expense, year to year, is due primarily to increases in interest rates.

INCOME  TAX
Income tax expense for the years ended December 31, 2000 and 1999 include provisions for federal, state and foreign income taxes at an effective rate of 46.5% and 62.5%, respectively.

YEAR  ENDED  DECEMBER  31,  1999  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1998

NET  SALES
Net sales increased $74.9 million, or 47.9%, to $231.4 million for the year ended December 31, 1999 from $156.5 million for the year ended December 31, 1998. This increase was primarily attributable to the acquisition of Ertl. The overall die-cast collectibles category increased approximately 39%. Non-racing die-cast collectibles increased approximately 490%, primarily due to the addition of the American Muscle, custom imprint and agricultural and construction equipment product lines that were acquired in connection with the Ertl acquisition. Die-cast racing replicas decreased approximately 60%, primarily in NASCAR, with weak performance for the year as compared to the prior year's NASCAR 50th Anniversary line. Sales of other products increased approximately 77%, primarily due to the addition of the licensed preschool lines and model kits that were acquired with Ertl. Sales of NASCAR apparel and souvenirs decreased approximately 47%, mostly due to planned reductions based on focusing product lines and reducing low volume SKU's in the apparel and souvenirs category. The increase in sales, year over year, was due to the increase in volume and product lines, primarily as a result of the Ertl acquisition, as there were no price increases in 1999.

GROSS  PROFIT
Gross profit increased $13.1 million, or 15.3%, to $98.7 million for the year ended December 31, 1999 from $85.6 million for the year ended December 31, 1998. The gross profit margin (as a percentage of net sales) decreased to 42.7% in 1999 from 54.7% in 1998. The Company earned a higher gross profit margin during the year ended December 31, 1998 mostly due to the special 50th Anniversary
NASCAR die-cast and souvenir products that carried higher gross margins. The lower than planned sales volume in the second through fourth quarters of 1999 negatively impacted the Company's gross profit margin. Also, the addition of the Ertl operations, with a lower gross profit margin (in the range of 40% to 45%) than the traditional Racing Champions gross profit margin, contributed to the decrease in gross profit margin in 1999. Lastly, the effect of close-outs that were made, primarily in the fourth quarter, negatively effected the gross profit margin. These close-outs were necessary to liquidate excess inventories at the end of the year in light of the overall market softness. There were no major changes in the components of cost of sales.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses increased $25.5 million, or 47.0%, to $79.8 million for the year ended December 31, 1999 from $54.3 million for the year ended December 31, 1998. The increase in selling general and administrative expenses is due to the acquisition of Ertl in early 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 34.5% for the year ended December 31, 1999 from 34.7% for the year ended December 31, 1998. This slight decrease as a percentage of net sales is due to tight management of operating expenses. Furthermore, some operating efficiencies began to take effect as the manufacturing, order processing and distribution entered into the final phases of consolidation and full integration.

OPERATING  INCOME
Operating income decreased $14.1 million, or 61.0%, to $9.0 million for the year ended December 31, 1999 from $23.1 million for the year ended December 31, 1998. As a percentage of net sales, operating income decreased to 3.9% for the year ended December 31, 1999 from 14.8% for the year ended December 31, 1998. The decrease in operating income is primarily a result of the $6.4 million in restructuring and other charges that the Company took during the second quarter of 1999. These charges relate to the alignment of the Racing Champions' operations, product lines and direct marketing efforts with the consolidated plans for those same areas of Ertl. Approximately $2.2 million of the charges relate to the re-focusing of the direct mail programs, $4.0 million of the charges relate to the reduction and consolidation of product lines and the remaining $0.2 million of the charges relate to operational consolidation, including severance and relocation costs. For the year ended December 31, 1999, all of the charges related to direct mail were expended, approximately $3.7 million of the reduction and consolidation of product lines were expended and approximately $0.1 million of the charges related to severance and relocation were expended. The remainder of these charges was expended in the first quarter of 2000. The operating margin was also negatively affected by the lower than planned sales volume in the second through fourth quarters of 1999.

INTEREST  EXPENSE
Interest expense of $7.7 million for the year ended December 31, 1999 and $2.8 million for the year ended December 31, 1998 related primarily to bank term loans and line of credit. The increase in interest expense, year to year, is due to increased borrowings in 1999 in connection with the acquisition of Ertl.

INCOME  TAX
Income tax expense for the years ended December 31, 1999 and 1998 includes provisions for federal, state and foreign income taxes at an effective rate of 62.5% and 41.2%, respectively. The increase in rate in 1999 is due primarily to the non-deductible goodwill generated in the acquisition of Ertl.

CHANGES  IN  FINANCIAL  CONDITION

Cash and cash equivalents increased by $0.3 million for the year ended December 31, 2000, increased $6.0 million for the year ended December 31, 1999 and decreased $0.7 million for the year ended December 31, 1998. Net cash provided by operating activities was $38.6 million, $22.1 million and $2.6 million in 2000, 1999 and 1998, respectively. The change in net cash provided by operating activities from 1999 to 2000 is primarily attributable to earnings from operations and the decrease in inventory. The change in net cash provided by operating activities from 1998 to 1999 is primarily attributable to the decreases in accounts receivable, inventory and accounts payable and accrued expenses (due to low sales volume and the liquidation of excess inventories).

Net cash used in investing activities was $8.2 million, $102.3 million and $7.2 million in 2000, 1999 and 1998, respectively. The decrease from 1999 to 2000 was primarily attributable to the absence of acquisitions in 2000 and lower purchases of property and equipment in 2000. The increase from 1998 to 1999 was primarily attributable to the acquisition of Ertl in 1999.

Net cash (used in) provided by financing activities was $(30.0) million, $86.2 million and $3.9 million in 2000, 1999 and 1998, respectively. The decrease from 1999 to 2000 was due to more discretionary paydowns on the bank borrowing. The increase from 1998 to 1999 was due to more bank borrowing in connection with the acquisition of Ertl.

LIQUIDITY  AND  CAPITAL  RESOURCES
The Company's continuing operations provided net cash of $38.6 million during the year ended December 31, 2000. This was primarily due to earnings from operations and the decrease in inventory. Capital expenditures for the year ended December 31, 2000 were approximately $8.2 million, of which approximately $7.0 million was for molds and tooling.

During 2000, the Company made payments of $41 million on its bank borrowings. The Company received $15 million in proceeds from its bank borrowings. The Company also repurchased 1,007,600 shares of its outstanding common stock for approximately $4 million.

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

The Company entered into a credit agreement on April 13, 1999, amended on August 31, 2000, which provides for a revolving loan, term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $20.0 million based upon the Company's levels of inventory and accounts receivable. At December 31, 2000, based on the Company's borrowing base calculation, the Company had the ability to borrow $20.0 million. At December 31, 2000, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $97.0 million at December 31, 2000, is due in scheduled quarterly payments ranging from $3.5 million to $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus a margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At December 31, 2000 the margin in effect was 1.50% for base rate loans and 3.25% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At December 31, 2000, the commitment fee in effect was 0.40% per annum on the average daily unused portion of the revolving loan. During 2000, the Company paid $0.1 million in commitment fees.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of December 31, 2000, the Company was in compliance with all of these covenants.

The Company's Hong Kong subsidiary entered into a credit agreement with a bank that provides for a line of credit of up to $2.0 million. Amounts borrowed under this line of credit bear interest at the bank's prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by Racing Champions, Inc., Racing Champions Limited and Racing Champions Ertl, Inc. As of December 31, 2000 and 1999 there were no outstanding borrowings under this line of credit.

The Company's anticipated debt service obligations under the existing credit facilities for 2001 for scheduled interest and principal payments are approximately $24.0 million. Average annual debt service obligations under these same facilities through April 2003 are approximately $52.9 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. Due to seasonal increases in demand for the Company's collectibles and toys, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2001, principally for molds and tooling, will be approximately $11 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future. However, any significant future product or property acquisitions (including up-front licensing payments) may require additional debt or equity financing.

FORWARD-LOOKING  STATEMENTS
Certain statements contained in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will" and "would." Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this filing or to update them to reflect events or circumstances occurring after the date of this filing.

ITEM  7A  :  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During 2000, the effect of this agreement was insignificant.

Based on the Company's interest rate exposure on variable rate borrowings at December 31, 2000, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $80,000 per month.

ITEM  8  :  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

FINANCIAL  STATEMENTS
The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page 23 of this report.

QUARTERLY  RESULTS  OF  OPERATIONS
The following tables set forth unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2000 and 1999. All quarterly information was obtained from unaudited consolidated financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                          Fiscal  Year  2000
                                                          ------------------

(amounts in thousands, except per share data)        Q1        Q2       Q3       Q4
                                                  --------  --------  -------  -------
Net sales. . . . . . . . . . . . . . . . . . . .  $45,427   $50,078   $65,831  $53,470
Cost of sales. . . . . . . . . . . . . . . . . .   26,611    27,234    34,219   28,264
                                                  --------  --------  -------  -------
Gross profit . . . . . . . . . . . . . . . . . .   18,816    22,844    31,612   25,206
Selling, general and administrative expenses (1)   16,634    17,920    17,673   19,409
Amortization of goodwill and other assets. . . .      948       953       947      947
                                                  --------  --------  -------  -------
Operating income . . . . . . . . . . . . . . . .    1,234     3,971    12,992    4,850
Interest expense . . . . . . . . . . . . . . . .    2,368     2,923     3,271    2,813
Other expense (income) . . . . . . . . . . . . .      (33)     (284)      526      453
                                                  --------  --------  -------  -------
Income (loss) before income taxes. . . . . . . .   (1,101)    1,332     9,195    1,584
Income tax expense (benefit) . . . . . . . . . .     (290)      407     4,266      737
                                                  --------  --------  -------  -------
Net income (loss). . . . . . . . . . . . . . . .  $  (811)  $   925   $ 4,929  $   847
                                                  ========  ========  =======  =======
Net income (loss) per share:
  Basic. . . . . . . . . . . . . . . . . . . . .  $ (0.05)  $  0.06   $  0.34  $  0.06
  Diluted. . . . . . . . . . . . . . . . . . . .        -   $  0.06   $  0.33  $  0.06
Weighted average shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . . .   15,322    14,663    14,662   14,662
  Diluted. . . . . . . . . . . . . . . . . . . .   15,564    14,889    14,879   14,875

(1)     Selling,  general  and  administrative expenses for the fourth quarter of 2000 includes  a  charge  of $2.5 million related to minimum guaranteed royalty payments on
NASCAR-related  licensing agreements which exceeded royalties earned on product sales.


                                                      Fiscal  Year  1999
                                                      ------------------
(amounts in thousands, except per share data)    Q1        Q2       Q3        Q4
                                               -------  --------  -------  --------
Net sales . . . . . . . . . . . . . . . . . .  $35,272  $57,487   $82,631  $55,970
Cost of sales . . . . . . . . . . . . . . . .   16,618   33,966    47,250   34,849
                                               -------  --------  -------  --------
Gross profit. . . . . . . . . . . . . . . . .   18,654   23,521    35,381   21,121
Selling, general and administrative expenses.   12,690   22,973    25,090   19,009
Amortization of goodwill and other assets . .      713      917       947      965
Restructuring and other . . . . . . . . . . .        -    6,400         -        -
                                               -------  --------  -------  --------
Operating income (loss) (1) . . . . . . . . .    5,251   (6,769)    9,344    1,147
Interest expense (2). . . . . . . . . . . . .      564    2,017     2,563    2,506
Other expense (income). . . . . . . . . . . .       60        9         9     (183)
                                               -------  --------  -------  --------
Income (loss) before income taxes . . . . . .    4,627   (8,795)    6,772   (1,176)
Income tax expense (benefit). . . . . . . . .    1,874   (3,561)    2,897     (317)
                                               -------  --------  -------  --------
Net income (loss) . . . . . . . . . . . . . .  $ 2,753  $(5,234)  $ 3,875  $  (859)
                                               =======  ========  =======  ========
Net income (loss) per share:
  Basic . . . . . . . . . . . . . . . . . . .  $  0.17  $ (0.32)  $  0.24  $ (0.05)
  Diluted . . . . . . . . . . . . . . . . . .  $  0.17        -   $  0.23        -
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . .   16,081   16,234    16,417   16,261
  Diluted . . . . . . . . . . . . . . . . . .   16,557   16,729    16,694   16,512

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

ITEM 9 : CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.

PART  III

ITEM  10  :  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders which will be filed on or before April 30, 2001.

ITEM  11  :  EXECUTIVE  COMPENSATION

Incorporated herein by reference to the discussion under "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders which will be filed on or before April 30, 2001.

ITEM  12  :  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

Incorporated herein by reference to the discussion under "Security Ownership" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders which will be filed on or before April 30, 2001.

ITEM  13  :  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Incorporated herein by reference to the discussions under "Executive Compensation-Employment Agreements" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders which will be filed on or before April 30, 2001.

ITEM  14  :  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND REPORTS ON FORM 8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:

1.     FINANCIAL  STATEMENTS
     The following consolidated financial statements of the Company are included in Item 8 of this report:
     Report  of  Independent  Public  Accountants
     Consolidated Balance Sheets - as of December 31, 2000 and 1999. Consolidated Statements of Income - for the years ended December 31, 2000,
1999  and  1998.
     Consolidated Statements of Stockholders' Equity - for the years ended December 31, 2000, 1999 and 1998.
     Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998.
     Notes  to  consolidated  financial  statements.

2.     FINANCIAL  STATEMENT  SCHEDULES
     Report  of  Independent  Public  Accountants.
     Financial Statement Schedule for the years ending December 31, 2000, 1999 and 1998:

Schedule Number  Description                        Page
---------------  ---------------------------------  -----
II               Valuation and Qualifying Accounts  22

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore have been omitted.

3.  EXHIBITS:

Number                                                        Description
Exhibit 3.1     Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to
                Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31,
                1998 (File No. 0-22635)).

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

Exhibit 10.1    Credit Agreement, dated as of April 13, 1999, by and among the Company, Racing Champions, Inc.,
                Racing Champions South, Inc., Racing Champions Worldwide Limited, First Union National Bank, as
                lender and agent, and the other lenders party thereto (incorporated by reference to Exhibit 99.2 of the
                Company's Current Report on Form 8-K dated April 13, 1999 (File No. 0-22635)).

Exhibit 10.2    First Amendment to Credit Agreement, dated as of August 30, 1999, among the Company, Racing
                Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, Green's
                Racing Souvenirs, Inc., RCNA Holdings, Inc., The Ertl Company, Inc., Ertl Direct, Inc., First Union
                National Bank, as agent and lender, and the other lenders party thereto (incorporated by reference to
                Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1999 (File No. 0-22635)).

Exhibit 10.3    Second Amendment to Credit Agreement, dated as of May 15, 2000, among the Company, Racing
                Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, First
                Union National Bank, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 2000 (File No. 0-22635)).

Exhibit 10.4    Waiver Letter dated July 14, 2000, relating to Second Amendment to Credit Agreement, dated as of
                May 15, 2000, among the Company, Racing Champions, Inc., Racing Champions South, Inc., Racing
                Champions Worldwide Limited, First Union National Bank, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000 (File No. 0-22635)).

Exhibit 10.5    Third Amendment to Credit Agreement, dated as of August 31, 2000, among the Company, Racing
                Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, First Union
                National Bank, as agent and lender, and the other lenders party thereto (incorporated by reference to
                Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                2000 (File No. 0-22635)).

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

Exhibit 10.15*  Employment Agreement, dated as of October 20, 2000, by and between the Company and Curt Stoelting.

Exhibit 10.16*  Employment Agreement, dated as of October 20, 2000, by and between the Company and Peter Henseler.

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

Exhibit 10.19*  Racing Champions Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit
                10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
                0-22635)).

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

Exhibit 10.22*  Amendment to Employment Agreement, dated as of September 19, 2000, by and between Racing Champions,
                Inc. and Robert E. Dods.

Exhibit 10.23*  Amendment to Employment Agreement, dated as of September 19, 2000, by and between Racing Champions,
                Inc. and Boyd L. Meyer.

Exhibit 10.24*  Amendment to Employment Agreement, dated as of September 19, 2000, by and between Racing Champions
                Limited and Peter K.K. Chung.

Exhibit 21      Subsidiaries of the Company.

Exhibit 23      Consent of Arthur Andersen LLP.

Exhibit 24      Power of Attorney (included as part of the signature page hereof).


*     Management  contract  or  compensatory  plan  or  arrangement.

(b)     Reports  on  Form 8-K: The Company did not file any reports on Form 8-K for the three months ended December 31,
2000.
(c)     Exhibits:  The  response  to  this  portion  of  Item  14  is  submitted  as a separate section of this report.
(d)     Financial  statement  schedules:  The response to this portion of Item 14 is submitted as a separate section of this  report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  22,  2001          Racing  Champions  Corporation

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/  Robert E. Dods       Chief Executive Officer and Director                 March 22, 2001
----------------------    (Principal Executive Officer)
     Robert E. Dods

/s/  Boyd L. Meyer        Vice Chairman and Director                           March 22, 2001
----------------------
     Boyd L. Meyer

/s/  Curtis W. Stoelting  Executive Vice President, Chief Operating            March 22, 2001
----------------------    Officer and Secretary (Principal Financial Officer
     Curtis W. Stoelting  and Principal Accounting Officer)

/s/  Peter K.K. Chung     Director                                             March 22, 2001
----------------------
     Peter K.K. Chung

/s/  Avy H. Stein         Director                                             March 22, 2001
----------------------
     Avy H. Stein

/s/  Daniel M. Gill       Director                                             March 22, 2001
----------------------
     Daniel M. Gill

/s/  John S. Bakalar      Director                                             March 22, 2001
----------------------
     John S. Bakalar

/s/  John J. Vosicky      Director                                             March 22, 2001
----------------------
     John J. Vosicky

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

To  the  Stockholders  of  Racing  Champions  Corporation  and  Subsidiaries:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Racing Champions Corporation included in this annual report and issued our report thereon dated February 19, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not a part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  Arthur  Andersen  LLP

Arthur  Andersen  LLP
Chicago,  Illinois
February  19,  2001

SCHEDULE II
Valuation  and  Qualifying  Accounts


                                  Balance at  Charged to  Charged to
                                   beginning  costs and     other                   Balance at
                                   of year     expenses    accounts    Deductions   end of year
--------------------------------  ----------  ----------  ----------  ------------  ------------
Allowance for doubtful accounts:
Year ended December 31, 1998      $2,686,000  $  608,650           -  $(2,194,650)  $  1,100,000
Year ended December 31, 1999      $1,100,000  $3,535,094  $2,338,383  $(1,518,528)  $  5,454,949
Year ended December 31, 2000      $5,454,949  $2,053,230           -  $(4,176,915)  $  3,331,264
--------------------------------  ----------  ----------  ----------  ------------  ------------


CONSOLIDATED  BALANCE  SHEETS

                                                                                              December  31,
                                                                                              -------------
                                                                                            2000           1999
                                                                                        -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $ 12,581,542   $ 12,265,289
  Accounts receivable, net of allowance for doubtful accounts
    of $3,331,264 and $5,454,949                                                          41,488,415     44,717,451
  Income tax receivable                                                                    6,516,872              -
  Inventory                                                                               18,650,953     28,144,875
  Deferred and prepaid taxes                                                               8,530,802     14,691,659
  Prepaid expenses                                                                         3,481,743      2,889,304
  Property held for sale                                                                           -        152,564
                                                                                        -------------  -------------
    Total current assets                                                                  91,250,327    102,861,142
                                                                                        -------------  -------------
Property and equipment:
  Land                                                                                       725,514        725,514
  Buildings and improvements                                                               4,935,668      4,916,152
  Tooling                                                                                 44,079,366     37,022,492
  Other equipment                                                                         10,335,771      9,386,980
                                                                                        -------------  -------------
                                                                                          60,076,319     52,051,138
  Less- Accumulated depreciation                                                         (23,840,694)   (13,931,161)
                                                                                        -------------  -------------
                                                                                          36,235,625     38,119,977
Goodwill, net                                                                            123,534,772    132,847,251
Other assets                                                                               1,428,712      2,453,217
                                                                                        -------------  -------------
    Total assets                                                                        $252,449,436   $276,281,587
                                                                                        =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $  6,790,940   $  8,084,893
  Accrued expenses                                                                        10,776,772     11,007,269
  Accrued allowances                                                                      11,377,943      9,969,037
  Accrued royalties                                                                        6,902,619      4,928,508
  Line of credit                                                                                   -      8,000,000
  Current maturities of term notes                                                        14,000,000     17,250,000
  Other current liabilities                                                                2,447,012      4,593,178
                                                                                        -------------  -------------
    Total current liabilities                                                             52,295,286     63,832,885
                                                                                        -------------  -------------
Term notes, less current maturities                                                       83,000,000     97,750,000
Deferred income taxes                                                                      8,971,794      5,811,630
Other long-term liabilities                                                                3,617,638      7,038,839
                                                                                        -------------  -------------
    Total liabilities                                                                    147,884,718    174,433,354
                                                                                        -------------  -------------
STOCKHOLDERS' EQUITY:
Common stock, voting, $ 01 par value, 28,000,000 shares authorized,
  16,444,708 shares issued and 14,661,608 shares outstanding at December 31, 2000
  and 16,432,708 shares issued and 15,657,208 shares outstanding at December 31, 1999        164,447        164,327
Stock warrants outstanding                                                                   728,740        728,740
Additional paid-in capital                                                                89,265,424     89,241,161
Accumulated other comprehensive income (loss)                                                775,852        (16,991)
Retained earnings                                                                         21,218,320     15,327,723
                                                                                        -------------  -------------
                                                                                         112,152,783    105,444,960
Treasury stock, at cost, 1,783,100 shares at December 31, 2000 and 775,500
  at December 31, 1999                                                                    (7,588,065)    (3,596,727)
                                                                                        -------------  -------------
  Total stockholders' equity                                                             104,564,718    101,848,233
                                                                                        -------------  -------------
  Total liabilities and stockholders' equity                                            $252,449,436   $276,281,587
                                                                                        =============  =============

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED  STATEMENTS  OF  INCOME

                                                               Year  ended  December  31,
                                                               --------------------------
                                                             2000          1999           1998
                                                         ------------  -------------  ------------
Net sales                                                $214,805,880  $231,360,417   $156,463,996
Cost of sales, related party                                7,743,639     5,957,866      8,218,345
Cost of sales, other                                      108,584,057   126,725,490     62,631,886
                                                         ------------  -------------  ------------
Gross profit                                               98,478,184    98,677,061     85,613,765
Selling, general and administrative expenses               71,636,219    79,762,220     54,302,304
Merger related costs                                                -             -      5,525,695
Restructuring and other charges                                     -     6,400,000              -
Amortization of goodwill and other assets                   3,794,757     3,542,579      2,663,278
                                                         ------------  -------------  ------------
Operating income                                           23,047,208     8,972,262     23,122,488
Interest expense                                           11,374,822     7,650,127      2,750,781
Other expense (income)                                        662,036      (104,943)       399,499
                                                         ------------  -------------  ------------
Income before income taxes                                 11,010,350     1,427,078     19,972,208
Income tax expense                                          5,119,753       891,574      8,231,028
                                                         ------------  -------------  ------------
Income before extraordinary item                            5,890,597       535,504     11,741,180
Extraordinary charge for early extinguishment of debt,
  net of tax benefit of $1,188,000                                  -             -      1,782,000
                                                         ------------  -------------  ------------
Net income                                               $  5,890,597  $    535,504   $  9,959,180
                                                         ============  =============  ============
Income per share before extraordinary item
  Basic                                                  $       0 40  $       0 03   $       0 73
  Diluted                                                $       0 39  $       0 03   $       0 71
Income per share from extraordinary item
  Basic                                                  $          -  $          -   $       0 11
  Diluted                                                $          -  $          -   $       0 11
Net income per share
  Basic                                                  $       0 40  $       0 03   $       0 62
  Diluted                                                $       0 39  $       0 03   $       0 61
Weighted average shares outstanding
  Basic                                                    14,826,506    16,249,380     15,981,952
  Diluted                                                  15,085,045    16,587,947     16,425,852

The  accompanying  notes  are an integral part of these consolidated statements.

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY

                                                                            Accumulated
                                                  Stock                        Other       Additional                    Total
                                     Common      Warrants      Treasury     Comprehensive    Paid-in     Retained    Stockholders'
                                     Stock     Outstanding       Stock      Income (Loss)    Capital     Earnings       Equity
                                    --------  -------------  ------------  --------------  -----------  -----------  -------------

Balance, December 31, 1997          $159,608  $  2,376,040   $         -   $           -   $84,235,074  $ 4,833,039  $ 91,603,761

Net income                                 -             -             -               -             -    9,959,180     9,959,180
Stock issued upon option exercise      1,002             -             -               -     1,006,491            -     1,007,493
Expense recognized under stock
  option grant                             -             -             -               -        11,408            -        11,408
Comprehensive income
                                    --------  -------------  ------------  --------------  -----------  -----------  -------------

Balance, December 31, 1998           160,610     2,376,040             -               -    85,252,973   14,792,219   102,581,842

Net income                                 -             -             -               -             -      535,504       535,504
Stock issued upon option exercise      1,119             -             -               -       538,619            -       539,738
Expense recognized under stock
  option grant                             -             -             -               -        22,824            -        22,824
Stock warrants exercised               2,598    (1,647,300)            -               -     3,426,745            -     1,782,043
Treasury stock acquisition                 -             -    (3,596,727)              -             -            -    (3,596,727)
Other comprehensive loss-foreign
  currency translation adjustments         -             -             -         (16,991)            -            -       (16,991)
Comprehensive income
                                    --------  -------------  ------------  --------------  -----------  -----------  -------------

Balance, December 31, 1999           164,327       728,740    (3,596,727)        (16,991)   89,241,161   15,327,723   101,848,233

Net income                                 -             -             -               -             -    5,890,597     5,890,597
Stock issued upon option exercise        120             -             -               -         1,440            -         1,560
Expense recognized under stock
  option grant                             -             -             -               -        22,823            -        22,823
Treasury stock acquisition                 -             -    (3,991,338)              -             -            -    (3,991,338)
Other comprehensive income-foreign
  currency translation adjustments         -             -             -         792,843             -            -       792,843
Comprehensive income
                                    --------  -------------  ------------  --------------  -----------  -----------  -------------

Balance, December 31, 2000          $164,447  $    728,740   $(7,588,065)  $     775,852   $89,265,424  $21,218,320  $104,564,718
                                    ========  =============  ============  ==============  ===========  ===========  =============

                                    Comprehensive
                                    Income (Loss)
                                    --------------

Balance, December 31, 1997

Net income                          $   9,959,180
Stock issued upon option exercise               -
Expense recognized under stock
  option grant                                  -
                                    --------------
Comprehensive income                    9,959,180
Balance, December 31, 1998

Net income                                535,504
Stock issued upon option exercise               -
Expense recognized under stock
  option grant                                  -
Stock warrants exercised                        -
Treasury stock acquisition                      -
Other comprehensive loss-foreign
  currency translation adjustments        (16,991)
                                    --------------
Comprehensive income                      518,513
Balance, December 31, 1999


Net income                              5,890,597
Stock issued upon option exercise               -
Expense recognized under stock
  option grant                                  -
Treasury stock acquisition                      -
Other comprehensive income-foreign
  currency translation adjustments        792,843
                                    --------------
Comprehensive income                $   6,683,440
                                    ==============
Balance, December 31, 2000


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                                           Year  ended  December  31,
                                                                                           --------------------------
                                                                                       2000            1999           1998
                                                                                   -------------  --------------  -------------
OPERATING ACTIVITIES
Net income                                                                         $  5,890,597   $     535,504   $  9,959,180
Adjustments to reconcile net income to net cash provided by operating activities-
  Extraordinary item                                                                          -               -      1,782,000
  Depreciation                                                                        9,603,872       7,491,888      3,269,853
  Stock option expense                                                                   22,824          22,824         11,408
  Provision for uncollectible accounts                                                2,053,229       2,378,702              -
  Interest on deferred financing costs                                                  423,092         228,936         12,862
  Amortization of goodwill and other assets                                           3,794,757       3,542,579      2,663,278
  (Gain) loss on disposition of assets                                                  (19,968)         25,043              -
  Deferred income taxes                                                               9,916,431             599      1,944,095
  Changes in operating assets and liabilities, net of acquisition activity:
    Accounts and income tax receivable                                               (4,685,001)      2,240,257    (10,029,643)
    Inventory                                                                         8,887,297      18,870,223     (9,816,215)
    Prepaid expenses                                                                  3,620,631       2,027,666     (1,840,720)
    Accounts payable and accrued expenses                                             2,315,242     (14,222,269)     4,661,835
    Other liabilities                                                                (3,199,835)     (1,032,590)             -
                                                                                   -------------  --------------  -------------
    Net cash provided by operating activities                                        38,623,168      22,109,362      2,617,933

INVESTING ACTIVITIES
  Purchase of property and equipment                                                 (8,217,973)     (9,885,390)    (6,554,852)
  Proceeds from disposal of property and equipment                                      276,641       2,136,899        421,929
  Purchase price of Ertl, net of cash                                                         -     (92,996,967)             -
  Purchase price in excess of net assets acquired                                             -               -       (802,421)
  Increase in other non-current assets                                                 (279,657)     (1,507,729)      (215,841)
                                                                                   -------------  --------------  -------------
    Net cash used in investing activities                                            (8,220,989)   (102,253,187)    (7,151,185)

FINANCING ACTIVITIES
  Issuance of stock                                                                       1,560         539,738      1,007,493
  Proceeds from bank term loans                                                               -     115,000,000     12,002,111
  Payment on bank term loans                                                        (18,000,000)    (22,000,000)   (11,948,184)
  Net borrowings (payments) on line of credit                                        (8,000,000)     (4,000,000)     4,770,224
  Decrease in due to stockholders                                                             -               -     (5,250,000)
  Payments on long-term debt and capital leases                                               -               -        (10,107)
  Proceeds from exercise of warrants                                                          -       1,782,043              -
  Payment of deferred financing costs                                                         -      (1,558,089)             -
  Purchase of stock to be held in treasury                                           (3,991,338)     (3,596,727)             -
  Release of escrowed cash                                                                    -               -      3,300,000
                                                                                   -------------  --------------  -------------
    Net cash (used in) provided by financing activities                             (29,989,778)     86,166,965      3,871,537
    Effect of exchange rate changes on cash                                             (96,148)              -              -
                                                                                   -------------  --------------  -------------
Net increase (decrease) in cash and cash equivalents                                    316,253       6,023,140       (661,715)
Cash and cash equivalents, beginning of year                                         12,265,289       6,242,149      6,903,864
                                                                                   -------------  --------------  -------------
Cash and cash equivalents, end of year                                             $ 12,581,542   $  12,265,289   $  6,242,149
                                                                                   =============  ==============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period                                         $ 12,602,079   $   7,150,393   $  2,621,554
  Cash paid for taxes during the period                                            $  1,877,427   $   3,707,704   $  6,820,559


The  accompanying  notes  are an integral part of these consolidated statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


FOR  THE  YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998

NOTE  1  :  DESCRIPTION  OF  BUSINESS

Founded in 1989, Racing Champions Corporation ("RCC") and Subsidiaries, Racing Champions, Inc. ("RCI"), Racing Champions Ertl, Inc. ("RCE"), Racing Champions Limited ("RCL"), Racing Champions International Limited ("RCIL") and Racing Champions South, Inc. ("RCS") (collectively "the Company") is a leading producer and marketer of collectibles and toys. The Company sells American Muscle die-cast vehicle replicas, NASCAR and NHRA die-cast racing replicas, officially licensed die-cast replicas of automobiles, trucks, agricultural, construction equipment and powered-recreational and sport vehicles, plastic preschool products, AMT model kits, Press Pass sports trading cards and NASCAR souvenirs and apparel. The Company has license agreements with major U.S. automotive and equipment manufacturers and many of the major motorsports sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well-known characters and properties. The Company sells its products primarily in North America, Europe and Asia Pacific. RCL, based in Hong Kong and China, oversees the production of the Company's products. RCIL, based in the United Kingdom, sells the Company's products in Europe and Asia Pacific.

NOTE  2  :  RECAPITALIZATION  AND  KEY  ACQUISITIONS

RECAPITALIZATION
Purchase price in excess of the book value of the net assets acquired in connection with the Company's recapitalization ("Recapitalization") in 1996 of $88.7 million, which is deductible for tax purposes, has been recorded as an intangible asset and is being amortized on a straight-line basis over forty years.

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                                                   Six months ended
(amounts in thousands)                                              June 30, 1998
-----------------------------------------------------------------  ----------------
Net sales:
  Racing Champions                                                 $        48,855
  Wheels                                                                    23,856
  Intercompany sales                                                        (1,379)
                                                                   ----------------
                                                                   $        71,332
                                                                   ================
Net income:
  Racing Champions                                                 $         4,212
  Wheels (includes $1 6 million of merger costs and $1 8 million
    of extraordinary charges, net of income taxes)                          (2,074)
  Intercompany eliminations and income tax adjustments                         (81)
                                                                   ----------------
                                                                   $         2,057
                                                                   ================

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

RACING  CHAMPIONS  CORPORATION  AND  THE  ERTL  COMPANY,  INC.
On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of The Ertl Company, Inc. (subsequently renamed Racing Champions Ertl, Inc.) and certain of its affiliates ("Ertl") for approximately $94.6 million. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility (Note 7). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $31.1 million is being amortized over 40 years.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assume that the Ertl acquisition occurred as of January 1 of each year.

(amounts in thousands, except per share data):   December 31, 1999   December 31, 1998
----------------------------------------------  -------------------  ------------------
Net sales                                       $          266,340   $          329,175
(Loss) income before extraordinary item                     (3,471)               8,872
Net (loss) income                                           (3,471)               7,090
(Loss) earnings per share:
  Basic                                         $            (0 21)  $             0 44
  Diluted                                                        -   $             0 43

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE  3  :  STATEMENT  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES OF CONSOLIDATION: The financial statements consolidate the accounts of RCC and its wholly owned subsidiaries. All intercompany items and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION/TRANSACTIONS: Foreign subsidiary assets and liabilities are reported in the local currency and translated at the rates of exchange at the balance sheet date while income statement accounts are translated at the average exchange rates in effect during the period. Exchange gains and losses resulting from translations for the years ended December 31, 2000 and 1999 have been recorded in the accompanying consolidated statements of stockholders' equity. Exchange gains and losses prior to 1999 were insignificant. The net exchange loss resulting from transactions in foreign currencies for the year ended December 31, 2000 was $0.5 million and is included in the accompanying consolidated statements of income. Exchange gains and losses resulting from transactions in foreign currencies for the years prior to 2000 were insignificant.

REVENUE RECOGNITION: The Company recognizes revenue based upon transfer of title of product to customers. The Company provides for estimated credit and other concessions.

SHIPPING AND HANDLING COSTS: Shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated income statement. For the years ended December 31, 2000, 1999 and 1998, shipping and handling costs were $4.4 million, $3.4 million and $0.5 million, respectively.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Such investments are stated at cost, which approximates fair value.

USE OF ESTIMATES: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORY: Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial statement purposes at rates adequate to depreciate the cost of applicable assets over their expected useful lives. Accelerated methods are used for income tax purposes. Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. The estimated useful lives used in computing depreciation for financial statement purposes are as follows:

Asset Descriptions          Estimated Useful Life
--------------------------  ---------------------
Buildings and improvements             2-40 years
Tooling                                 3-8 years
Other equipment                        3-13 years

PROPERTY HELD FOR SALE: Property held for sale consists of land and related improvements at December 31, 1999. Property held for sale is stated at the lower of cost or estimated net realizable value. This property was sold for its approximate book value in 2000.

GOODWILL: Purchase price in excess of identifiable net assets acquired (goodwill) is amortized over 40 years on a straight-line basis. Approximately $88.7 million of this goodwill is tax deductible over 15 years. Amortization expense relating to goodwill for the years ended December 31, 2000, 1999, and 1998 was approximately $3.7 million, $3.4 million and $2.6 million, respectively. Accumulated amortization was $13.2 million and $9.5 million at December 31, 2000 and 1999, respectively. The Company reviews goodwill for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. To date, no such events or changes in circumstances have occurred.

OTHER ASSETS: Other assets at December 31, 2000 and 1999 consist primarily of refundable deposits for leased equipment and deferred financing fees. The deferred financing fees are being amortized over four years on a straight-line basis.

CONCENTRATION OF CREDIT RISK: Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers in which there were two customers accounting for approximately 12% and 14% of net sales for the year ended December 31, 2000, two customers accounting for approximately 12% and 11% of net sales for the year ended December 31, 1999 and two customers accounting for approximately 14% and 12% of net sales for the year ended December 31, 1998. Additionally, at December 31, 2000, one customer accounted for approximately 25% of accounts receivable and at December 31, 1999, one customer accounted for approximately 20% of accounts receivable. The Company does not require collateral or other security to support customers' receivables. The Company conducts periodic reviews of its customers' financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased credit insurance which covers a portion of its receivables from major customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amounts of the Company's lines of credit, notes and other payables approximate their fair values either due to their short-term nature, the variable rates associated with these debt instruments or based on current rates offered to the Company for debt with similar characteristics.

ADVERTISING: The Company expenses the production costs of advertising the first time the advertising takes place except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefits. At December 31, 2000 and 1999, no direct-response advertising was included in prepaid expenses. Direct-response advertising relating to prior prepaid expenses that were expensed for the years ended December 31, 2000 and 1999 was approximately $0 and $1.8 million, respectively.

INCOME TAXES: The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

ACCOUNTING FOR STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options. To date, no compensation expense has been recorded related to stock-based compensation agreements with employees.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS No. 123. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. Approximately $23,000, $23,000 and $11,000 has been recorded as compensation expense for stock-based compensation agreements with non-employees for the years ended December 31, 2000, 1999 and 1998, respectively.

NET INCOME PER SHARE: The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The following table discloses the provisions set forth in SFAS No. 128: (amounts in thousands, except per share data)

                                                Weighted
                                         Net     Average  Per Share
For the year ended December 31, 2000   Income    Shares     Amount
-------------------------------------  -------  --------  ----------
Basic net income per share:
  Net income                           $ 5,890   14,827  $     0.40
Plus effect of dilutive securities:
  Stock options and warrants                 -      258           -
                                       -------  -------  ----------
Diluted net income per share:
  Net income plus assumed conversions  $ 5,890   15,085  $     0.39
                                       =======  =======  ==========

Options and warrants to purchase 877,374 shares of common stock at prices ranging from $5.00 to $15.00 were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares.

                                                Weighted
                                         Net     Average  Per Share
For the year ended December 31, 1999   Income    Shares     Amount
-------------------------------------  -------  --------  ----------
Basic net income per share:
  Net income                           $   535   16,249  $     0.03
Plus effect of dilutive securities:
  Stock options and warrants                 -      339           -
                                       -------  -------  ----------
Diluted net income per share:
  Net income plus assumed conversions  $   535   16,588  $     0.03
                                       =======  =======  ==========

Options and warrants to purchase 749,104 shares of common stock at prices ranging from $9.84 to $16.18 were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares.

                                                Weighted
                                         Net     Average  Per Share
For the year ended December 31, 1998   Income    Shares     Amount
-------------------------------------  -------  --------  ----------
Basic net income per share:
Net income                             $ 9,959   15,982  $     0.62
Plus effect of dilutive securities:
  Stock options and warrants                 -      444           -
                                       -------  -------  ----------
Diluted net income per share:
  Net income plus assumed conversions  $ 9,959   16,426  $     0.61
                                       =======  =======  ==========

Options and warrants to purchase 611,114 shares of common stock at prices ranging from $11.27 to $16.18 were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME: The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, as part of the consolidated statements of stockholders' equity. The income tax expense (benefit) related to the foreign currency translation adjustments in 2000 and 1999 was $368,672 and ($10,619), respectively.

RECENT ACCOUNTING PRONOUNCEMENTS: In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by several subsequent standards. These standards require that an entity recognize derivative instruments as either assets or liabilities on its balance sheet and measure those instruments at fair value. Changes in the fair value of derivative instruments are to be recorded each period in earnings or part of a hedged transaction. These Standards become effective for the Company on January 1, 2001. The Company will record the effect of adopting this Statement in the first quarter of 2001. The effect of adopting this Statement will not be material to the Company's financial condition or results of operations.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE  4  :  RESTRUCTURING  AND  OTHER  CHARGES

In the second quarter of 1999, the Company recorded restructuring and other charges of $6.4 million. These charges related to the Company's alignment of operations, product lines and direct marketing efforts with the consolidation plans for those same areas at RCE. Approximately $2.2 million of the charges relate to the re-focusing of the direct mail programs, $4.0 million relates to the reduction and consolidation of product lines and the remaining $0.2 million relates to operational consolidation, including severance and relocation costs. For the year ended December 31, 1999, all of the charges related to direct mail were expended, approximately $3.7 million of the reduction and consolidation of product lines were expended and approximately $0.1 million of the charges related to severance and relocation were expended. The remainder of these charges was expended in the first quarter of 2000.

NOTE  5  :  BUSINESS  SEGMENT

In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales by each group of product lines and by distribution channel. Amounts for the years ended December 31, 2000, 1999 and 1998 are as shown in the tables below.

(amounts in thousands)      2000      1999      1998
------------------------  --------  --------  --------
Collectible die-cast      $149,103  $164,406  $118,658
Other products              65,703    66,954    37,806
                          --------  --------  --------
Net sales                 $214,806  $231,360  $156,464
                          ========  ========  ========
Mass retailers            $ 88,434  $100,549  $107,301
Wholesale and trackside     94,059    97,010    28,392
Premium/promotional         28,978    25,135    12,320
Direct and other             3,335     8,666     8,451
                          --------  --------  --------
Net sales                 $214,806  $231,360  $156,464
                          ========  ========  ========

Other products include model kits, licensed preschool products, sports trading cards, apparel, souvenirs and games.

Information by geographic area for the years ended December 31, 2000 and 1999 is set forth in the table below. Operating income represents income before income taxes, interest expense and other expense (income).



(amounts in thousands)                             2000       1999
-----------------------------------------------  ---------  ---------
Net sales:
  United States                                  $194,831   $213,417
  Foreign                                          21,238     21,986
  Sales and transfers between geographic areas     (1,263)    (4,043)
                                                 ---------  ---------
Combined total                                   $214,806   $231,360
                                                 =========  =========
Operating income:
  United States                                  $ 19,758   $  6,284
  Foreign                                           3,289      2,688
                                                 ---------  ---------
Combined total                                   $ 23,047   $  8,972
                                                 =========  =========
Identifiable assets:
  United States                                  $224,380   $248,049
  Foreign                                          28,069     28,233
                                                 ---------  ---------
Combined total                                   $252,449   $276,282
                                                 =========  =========

NOTE  6  :  INCOME  TAXES

For financial reporting purposes, income before income taxes includes the following components:

                          Year ended      Year ended      Year ended
(amounts in thousands)  Dec. 31, 2000   Dec. 31, 1999   Dec. 31, 1998
----------------------  --------------  --------------  --------------
Pretax income:
  United States         $        8,745  $          263  $       19,773
  Foreign                        2,265           1,164             199
                        --------------  --------------  --------------
                        $       11,010  $        1,427  $       19,972
                        ==============  ==============  ==============

The  significant  components  of  income  tax  expense  are  as  follows:


                          Year ended      Year ended      Year ended
(amounts in thousands)  Dec. 31, 2000   Dec. 31, 1999   Dec. 31, 1998
                        --------------  --------------  --------------
Current
  Federal               $            -  $            -  $        5,018
  State                              -               -             717
  Foreign                          610             293               3
                        --------------  --------------  --------------
                                   610             293           5,738
                        --------------  --------------  --------------
Deferred
  Federal                        3,946             493           2,180
  State                            564             106             311
  Foreign                            -               -               2
                        --------------  --------------  --------------
                                 4,510             599           2,493
                        --------------  --------------  --------------
Income tax expense      $        5,120  $          892  $        8,231
                        ==============  ==============  ==============

A reconciliation of the statutory Federal tax rate and actual effective income tax rate is as follows:


                                      Year  ended     Year  ended     Year  ended
                                     Dec. 31, 2000   Dec. 31, 1999   Dec. 31, 1998
                                     --------------  --------------  --------------
Statutory rate                                35 0%           34 0%           34 0%
State taxes, net of federal benefit            4 9             4 8             4 8
Foreign                                       (0 8)           (7 2)              -
Other-non-deductible goodwill                  7 4            30 8             2 4
                                     --------------  --------------  --------------
Effective rate                                46 5%           62 5%           41 2%
                                     ==============  ==============  ==============

The significant components of deferred tax assets and liabilities are as follows:



                                      December 31,
                                     --------------
(amounts in thousands)                    2000         1999
-----------------------------------  --------------  --------
Deferred tax assets
  Reserves and allowances            $       6,482   $ 3,921
  Net operating loss                         3,444     6,515
  Other                                      1,506     1,531
                                     --------------  --------
    Total deferred tax assets               11,432    11,967
Deferred tax liabilities
  Goodwill and other assets                 (5,710)   (5,435)
  Property and equipment                    (3,978)   (1,783)
  Other                                     (2,727)        -
                                     --------------  --------
    Total deferred tax liabilities         (12,415)   (7,218)
                                     --------------  --------
Net deferred tax (liability) asset   $        (983)  $ 4,749
                                     ==============  ========

The Company has approximately $8.6 million of net operating losses that have not been realized that can be carried forward twenty years (expiring in 2020) for federal and state income tax purposes.

NOTE  7  :  DEBT

The Company entered into a credit agreement on April 13, 1999, amended on August 31, 2000, which provides for a revolving loan, term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $20.0 million prior to April 1, 2003, based upon the Company's levels of inventory and accounts receivables. At December 31, 2000, based on the Company's borrowing base calculation, the Company had the ability to borrow $20.0 million. At December 31, 2000, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $97.0 million at December 31, 2000, is due in scheduled quarterly payments ranging from $3.5 million to $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus a margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At December 31, 2000 the margin in effect was 1.50% for base rate loans and 3.25% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At December 31, 2000, the commitment fee was 0.40% per annum on the average daily unused portion of the revolving loan. During 2000, the Company paid $0.1 million in commitment fees.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of December 31, 2000, the Company was in compliance with all of these covenants.

The Company's credit agreement also requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30 day LIBOR rates of 8.0% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During 2000 and 1999, the effect of this agreement was insignificant.

The Company's Hong Kong subsidiary entered into a credit agreement with a bank that provides for a line of credit of up to $2.0 million. Amounts borrowed under this line of credit bear interest at the bank's prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by RCI, RCE and RCL. As of December 31, 2000 and 1999 there were no outstanding borrowings under this line of credit.

In 1998, in connection with the acquisition of Wheels, the Company retired bank debt of Wheels that had a discount associated with it. Thus, the unamortized discount on the debt at the time of the merger has been recorded as an extraordinary item in the accompanying consolidated statement of income for 1998, related to the early extinguishment of this debt. During 1999, warrants valued at $1.6 million issued by Wheels in conjunction with its 1997 debt agreement were exercised.

Long-term  debt  consists  of  the  following:

                                                                                           December 31,
                                                                                           -------------
(amounts in thousands)                                                                     2000         1999
-------------------------------------------------------------------------------------  -------------  --------
Term loan payable to banks, bearing interest at 9.89%, 9.9% and 9.92%
  as of December 31, 2000, with quarterly principal payments in amounts varying from
  $3,500 to $4,000 and final balloon payment due April 1, 2003                         $      97,000  $115,000
Less - current maturities                                                                     14,000    17,250
                                                                                       -------------  --------
                                                                                       $      83,000  $ 97,750
                                                                                       =============  ========

Principal maturities of long-term debt are as follows: (amounts in thousands)
-------------------------------------------------------------------------------------
2002                                                                                   $      16,000
2003                                                                                          67,000
                                                                                       -------------
  Total long-term debt                                                                 $      83,000
                                                                                       =============

NOTE  8  :  COMMITMENTS  AND  CONTINGENCIES

Rental expense for office and warehouse space and equipment under cancellable and noncancellable operating leases amounted to approximately $2.7 million, $3.2 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Commitments for future minimum lease payments with terms extending beyond one year at December 31, 2000, for noncancellable operating leases are as follows:

(amounts in thousands)
----------------------
2001                    $2,248
2002                     1,655
2003                     1,196
2004                       651
2005                       234
Thereafter                 645
                        ------
  Total                 $6,629
                        ======

The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis for a limited period of time. The Company has approximately 800 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment properties, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not they meet specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for 2000. During 2000, the Company recorded a $2.5 million charge related to minimum guaranteed royalty payments from NASCAR-related license agreements that exceeded royalties earned on product sales. Royalty costs are included in selling, general and administrative expenses in the accompanying consolidated income statement.

NOTE  9  :  LEGAL  PROCEEDINGS

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

The Company is a defendant in a class action lawsuit in the U.S. District Court for the Northern District of Illinois, Eastern Division under the caption Market Street Securities, Inc., et al. v. Racing Champions Corporation, et al. The lawsuit was filed by, and on behalf of, purchasers of the common stock of the Company between February 1, 1999 and June 23, 1999. The complaint alleges that the Company violated certain federal securities laws by issuing a series of material representations to the market between February 1, 1999 and June 23, 1999, thereby artificially inflating the price of the Company's common stock. The complaint seeks, among other things, an unspecified amount of compensatory damages and trial costs and expenses. The defendants filed a motion to dismiss all claims on October 16, 2000. After the court denied the defendants' motion to dismiss, the Company filed an answer and affirmative defenses on December 18, 2000. On December 20, 2000, the court entered an order for conditional class certification. The lawsuit is in the initial phases of discovery. The Company intends to vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

On March 2, 2000, Telepresence Technologies, LLC filed a lawsuit against Racing Champions South, Inc. and Racing Champions, Inc. in the United States District Court for the Central District of California. The suit alleges that memorabilia trading cards sold by these subsidiaries infringe a patent allegedly owned by Telepresence. Telepresence seeks damages, costs, attorneys' fees and interest, and further requests that damages be trebled on its allegation of willful infringement. The Company intends to defend this suit vigorously. However, there can be no assurance that the Company will ultimately be successful in the defense of this suit.

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiff seeks actual damages, attorneys' fees, pre- and post-judgement interest, exemplary damages, and injunctive relief. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

In August, 1999, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of California, in a case entitled Dumas, et al. v. Racing Champions Corporation. The complaint alleges the defendants have violated RICO and the California Unfair Competition Law by selling packs of sports trading cards containing random assortments of cards of varying values. This lawsuit has been dismissed by the trial court and currently is on appeal to the Ninth Circuit Court of Appeals. The appeal was consolidated with appeals of seven virtually identical lawsuits filed by other putative plaintiffs' classes. The Company disputes this claim and intends to vigorously defend its position, although no assurances can be given as to the outcome of this matter.

NOTE  10  :  CAPITAL  STOCK

On June 11, 1998, in conjunction with the merger of Wheels and Racing Champions Corporation, discussed in Note 2, the Company increased the total number of authorized shares of common stock to 28.0 million shares.

In April 1997, Wheels completed an initial public offering. Included as part of the offering were warrants to purchase an additional 517,500 shares of Wheels' common stock at an exercise price of $7.08 per share. The warrants, which were immediately exercisable, expire in April 2002 and may be redeemed by the Company under certain terms and conditions at a price of $0.05 per warrant. A holder of outstanding warrants has no voting or other rights as a stockholder of the Company. In addition, Wheels agreed to issue and sell to the underwriter of its public offering, for nominal consideration, warrants to purchase an aggregate of 90,000 shares of Wheels' common stock and an additional 90,000 Wheels warrants at a price of $8.70 per Wheels common share, commencing April 1998 and expiring in April 2003. Warrants subject to purchase under warrants issued to the underwriter have terms identical to those sold as part of Wheels initial public offering. Wheels assigned $739,126 of the total net proceeds of the offering to the value of stock warrants issued.

NOTE  11  :  STOCK  REPURCHASE  PROGRAM

On September 1, 1999, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $10.0 million. At December 31, 1999, the Company had repurchased 775,500 shares of its outstanding common stock for approximately $3.6 million. During 2000, the Company repurchased 1,007,600 shares of its outstanding common stock for approximately $4.0 million.

NOTE  12  :  STOCK  OPTION  PLAN

The Company has an employee stock option plan for its key employees. The employee stock option plan is administered by the Board of Directors. The Company has reserved 415,041 shares of common stock for issuance under the plan. On April 30, 1996 and June 1, 1996, the Company granted 311,281 and 20,752 options, respectively, to purchase shares of common stock at an exercise price equal to fair market value as determined by the Board of Directors in connection with the Recapitalization. These options vest equally over a five-year period. The options will expire on the earlier of the tenth anniversary of the date of grant or 30 days after the date of termination of the employees' employment with the Company.

The Company maintains a stock incentive plan, under which the Board of Directors may grant options to purchase up to 1,500,000 shares of common stock to executives or key employees of the Company. In 1997, the Company granted 185,753 options to purchase shares of common stock at an exercise price equal to fair market value. In 1998 the Company granted options to purchase 390,601 shares at a price equal to fair market value. Part of these options vested immediately and the rest vest over a five-year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employees' employment with the Company. During 1999, the Company granted options to purchase 354,250 shares at a price equal to fair market value. All of these options vest over a five-year period. During 2000, the Company granted options to purchase 390,000 shares at a price equal to fair market value. All of these options vest over a five-year period.

The Company also maintains an omnibus stock plan, under which the Company has 400,000 shares of its common stock reserved for issuance. In 1997, 254,940 options to purchase shares of the Company's common stock were granted under this plan.

Stock option activity for the Company's stock option plans for the years ended December 31, 1998, 1999 and 2000, is as follows:

                                                                    Weighted         Shares
                                                                     Average      Available for
                                      Shares         Price       Exercise Price   Future Grants
                                     ---------  ----------------  ---------------  -------------
Outstanding as of December 31, 1997   771,451                     $          7.21        643,590
1998
  Granted                              390,601  $9 187 - $ 13 50  $         11 35
  Exercised                            100,204  $ 0 13 - $ 14 00  $         10 05
  Cancelled                            195,116  $ 9 84 - $ 16 18  $         12 61
                                     ---------  ----------------  ---------------  -------------
Outstanding as of December 31, 1998    866,732                    $          7 71        448,105
1999
  Granted                              354,250  $ 5 00 - $ 10 94  $          7 47
  Exercised                            111,912  $ 0 13 - $ 11 57  $          4 82
  Cancelled                            146,300  $ 0 13 - $ 14 00  $         11 04
                                     ---------  ----------------  ---------------  -------------
Outstanding as of December 31, 1999    962,770                    $          7 44      1,140,155
2000
  Granted                              390,000  $  1 41 - $ 1 56  $          1 49
  Exercised                             12,000  $           0 13  $          0 13
  Cancelled                             94,650  $  5 00 - $14 00  $         10 03
                                     ---------  ----------------  ---------------  -------------
Outstanding as of December 31, 2000  1,246,120                    $          5.45        844,805
                                     =========                    ===============

Exercisable as of December 31, 2000    474,195                    $          7.30
                                     =========                    ===============

Exercisable as of December 31, 1999    359,559                    $          8.09
                                     =========                    ===============

Exercisable as of December 31, 1998    399,351                    $          8.54
                                     =========                    ===============

The following table summarizes information about stock options outstanding at December 31, 2000:

                              Options  Outstanding                    Options  Exercisable
                              --------------------                    --------------------
                               Weighted-Average
Range of            Number        Remaining      Weighted-Average     Number     Weighted-Average
Exercise Prices   Outstanding  Contractual Life   Exercise Price    Exercisable   Exercise Price
----------------  -----------  ----------------  -----------------  -----------  -----------------
$0.13 to $1.56        628,529               5.4  $            0.97      180,423  $            0.13
$5.00 to $12.00       431,306               8.1  $            8.31      137,575  $            9.19
$12.73 to $16.18      186,285               6.7  $           13.97      156,197  $           13.90


Had compensation costs for the stock options issued been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

(amounts in thousands, except per share data)   2000   1999    1998
---------------------------------------------  ------  -----  ------
Net Income
  As reported                                  $5,890  $ 535  $9,959
  Pro forma                                    $5,878  $ 407  $9,558

Basic net income per share
  As reported                                  $ 0.40  $0.03  $ 0.62
  Pro forma                                    $ 0.40  $0.03  $ 0.60

Diluted net income per share
  As reported                                  $ 0.39  $0.03  $ 0.61
  Pro forma                                    $ 0.39  $0.02  $ 0.58

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, risk free rates of return from 5.73% to 5.74%, volatility factors of 79.93% to 80.90%, and expected life of 5 to 10 years. The weighted average fair value of options granted under the Company's stock plan for the years ended December 31, 2000, 1999 and 1998 was $1.26, $5.76 and $6.98 per share, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may be granted.

NOTE  13  :  RELATED  PARTY  TRANSACTIONS

The Company purchased approximately $7.7 million, $6.0 million, and $8.2 million of product during 2000, 1999 and 1998, respectively from a company controlled by a relative of one of the Company's stockholders/directors.

The Company leased warehouse space from a party related to an officer/director of the Company. Rent expense for the years ended December 31, 2000, 1999, and 1998 was $7,970, $95,640, and $82,120, respectively. This lease was terminated in February, 2000.

The Company pays sales commissions to an external sales representative organization, of which one of the principals of this organization is a relative of an officer/director of the Company. For the years ended December 31, 2000, 1999, and 1998, commissions of $144,662, $166,882 and $283,226, respectively were  allocated  to  the  related  principal.

NOTE  14  :  EMPLOYEE  BENEFIT  PLANS

The Company has a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute up to 15% of pre-tax gross wages, subject to certain restrictions. The Company makes matching contributions of 50% of the employees' contributions up to 5% of employee wages. For the years ended December 31, 2000, 1999 and 1998 the Company's contributions were approximately $0.3 million, $0.2 million and $0.1 million, respectively.

The Company also maintains a pension plan for hourly union employees. Benefits under this plan are based on a stated amount for specified years of service as negotiated in the respective collective bargaining agreements. The Company's funding policy is to make contributions in amounts actuarially determined by an independent consulting actuary to fund the benefits to be provided.

Net periodic cost of the defined benefit plan included the following components:

                                                                         For  the  period
                                                   For the year ended     April 1, 1999 -
(amounts in thousands)                             December 31, 2000     December 31, 1999
------------------------------------------------  --------------------  -------------------
Benefits earned during the period (service cost)  $                99   $               85
Interest cost on projected benefit obligation                     555                  413
Expected return on plan assets                                   (706)                (488)
Amortization of unrecognized gain                                  (6)                   -
                                                  --------------------  -------------------
Net periodic pension costs                        $               (58)  $               10
                                                  ====================  ===================

The change in benefit obligation and plan assets and reconciliation of funded status are as follows:

(amounts in thousands)                                       2000      1999
----------------------------------------------------------  -------  --------
CHANGE IN PROJECTED BENEFIT OBLIGATION DURING THE PERIOD:
Projected benefit obligation, beginning of period           $7,274   $ 7,959
Service cost                                                    99        85
Interest cost                                                  555       413
Actuarial loss (gain)                                          525      (927)
Benefits and noninvestment trust expenses paid                (342)     (256)
                                                            -------  --------
Projected benefit obligation, end of period                 $8,111   $ 7,274
                                                            -------  --------
CHANGE IN PLAN ASSETS DURING THE PERIOD:
Plan assets at fair value, beginning of period              $6,821   $ 6,919
Actual return on plan assets                                   672       122
Employer Contributions                                         967        37
Benefits and noninvestment expenses paid                      (342)     (256)
                                                            -------  --------
Plan assets at fair value, end of period                    $8,118   $ 6,822
                                                            -------  --------
RECONCILIATION OF ACCRUED AND TOTAL AMOUNT RECOGNIZED:
Funded status of the plan                                   $    7   $  (453)
Unrecognized net gain                                            4      (561)
                                                            -------  --------
Net prepaid (accrued) benefit cost                          $   11   $(1,014)
                                                            =======  ========

Assumptions  used  for  the  year-end  disclosure  were  as  follows:

                                 2000     1999
                                -------  -------

Discount rate                     7 25%    7 75%
Expected return on plan assets    9 50%    9 50%
Mortality table                 83 GAM   71 GAT

Assumptions  used  for  the  period  expense  were  as  follows:

                                 2000     1999
                                -------  -------

Discount rate                     7 75%    7 00%
Expected return on plan assets    9 50%    9 00%
Mortality table                 83 GAM   83 GAM

The assets of the defined benefit plan are primarily invested in listed stocks and bonds.

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

To  the  Stockholders  of  Racing  Champions  Corporation  and  subsidiaries:

We have audited the accompanying consolidated balance sheets of RACING CHAMPIONS CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each year in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Racing Champions Worldwide Limited, which statements reflect total assets and total net sales of 10.4% and 9.9% in 2000, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Racing Champions Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each year in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.




/s/  Arthur  Andersen  LLP

ARTHUR  ANDERSEN  LLP

Chicago,  Illinois,
February  19,  2001