Form 10-Q
period 2001-03-31
RACING CHAMPIONS CORP
filed 2001-05-11
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _________

                     Commission file number:     0-22635
                                              -------------

                           Racing Champions Corporation
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       36-4088307
-------------------------------------          ---------------------------------
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

On May 10, 2001, there were outstanding 14,685,583 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2001

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                          Page
Item 1.  Condensed Consolidated Balance Sheets as of March 31,
         2001 and December 31, 2000 . . . . . . . . . . . . . . . . . .    3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 2001 and 2000 . . . . . . . . . . . . .    4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000 . . . . . . . . . .    5

         Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . .   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk . .   13

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   14

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . .   14

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .   14

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .   15

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . .   15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   15

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)

                                                  March 31, 2001    December 31, 2000
                                                 ----------------  -------------------
                                                   (Unaudited)         (Unaudited)
ASSETS:
Cash and cash equivalents . . . . . . . . . . .  $         18,887  $            12,582
Accounts receivable, net. . . . . . . . . . . .            30,221               48,005
Inventory . . . . . . . . . . . . . . . . . . .            19,849               18,651
Other current assets. . . . . . . . . . . . . .            12,828               12,012
Property and equipment, net . . . . . . . . . .            34,489               36,236
Goodwill, net . . . . . . . . . . . . . . . . .           122,684              123,535
Other non-current assets. . . . . . . . . . . .             1,288                1,428
                                                 ----------------  -------------------
     Total assets . . . . . . . . . . . . . . .  $        240,246  $           252,449
                                                 ================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses . . . . .  $         30,443  $            35,848
Other current liabilities . . . . . . . . . . .             2,966                2,447
Bank term loans . . . . . . . . . . . . . . . .            89,925               97,000
Line of credit. . . . . . . . . . . . . . . . .                 -                    -
Other long-term liabilities . . . . . . . . . .            11,648               12,589
                                                 ----------------  -------------------
     Total liabilities. . . . . . . . . . . . .  $        134,982  $           147,884
Stockholders' equity. . . . . . . . . . . . . .           105,264              104,565
                                                 ----------------  -------------------
     Total liabilities and stockholders' equity  $        240,246  $           252,449
                                                 ================  ===================



     See accompanying notes to condensed consolidated financial statements.


RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                                  For the three months
                                                    ended March 31,
                                               ------------------------
                                                   2001        2000
                                               -----------  -----------
                                               (Unaudited)  (Unaudited)
Net sales . . . . . . . . . . . . . . . . . .  $   36,456   $   45,427
Cost of sales . . . . . . . . . . . . . . . .      19,201       26,611
                                               -----------  -----------
Gross profit. . . . . . . . . . . . . . . . .      17,255       18,816
Selling, general and administrative expenses.      12,917       16,634
Amortization of intangible assets . . . . . .         851          948
                                               -----------  -----------
Operating income. . . . . . . . . . . . . . .       3,487        1,234
Interest expense. . . . . . . . . . . . . . .       2,243        2,368
Other expense (income). . . . . . . . . . . .         (23)         (33)
                                               -----------  -----------
Income (loss) before income taxes . . . . . .       1,267       (1,101)
Income tax expense (benefit). . . . . . . . .         532         (290)
                                               -----------  -----------
Net income (loss) . . . . . . . . . . . . . .  $      735   $     (811)
                                               ===========  ===========
Net income (loss) per share:
 Basic. . . . . . . . . . . . . . . . . . . .  $     0.05   $    (0.05)
                                               ===========  ===========
 Diluted. . . . . . . . . . . . . . . . . . .  $     0.05   $        -
                                               ===========  ===========
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . .      14,669       15,322
 Diluted. . . . . . . . . . . . . . . . . . .      15,023       15,564



     See accompanying notes to condensed consolidated financial statements.


RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)

                                                              For the three months
                                                                ended March 31,
                                                           ------------------------
                                                                2001        2000
                                                           -----------  -----------
                                                           (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss). . . . . . . . . . . . . . . . . . . .  $      735   $     (811)
 Depreciation and amortization. . . . . . . . . . . . . .       3,126        3,561
 Deferred taxes and interest on deferred financing costs.         140        1,277
 Gain on sale of assets . . . . . . . . . . . . . . . . .          (6)          (1)
 Changes in operating assets and liabilities. . . . . . .       9,832        6,838
                                                           -----------  -----------
   Net cash provided by operating activities. . . . . . .      13,827       10,864

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment . . . . . . . . . . .        (559)      (1,665)
 Proceeds from disposal of property and equipment . . . .          35          178
 Increase in other non-current assets . . . . . . . . . .           -           62
                                                           -----------  -----------
   Net cash used in investing activities. . . . . . . . .        (524)      (1,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to bank, net. . . . . . . . . . . . . . . . . .      (7,075)      (7,000)
 Issuance of common stock . . . . . . . . . . . . . . . .          67            1
 Purchase of treasury stock . . . . . . . . . . . . . . .           -       (3,796)
 Expense recognized under option grants . . . . . . . . .           6            6
                                                           -----------  -----------
   Net cash used in financing activities. . . . . . . . .      (7,002)     (10,789)
   Effect of exchange rate on cash. . . . . . . . . . . .           4            -
                                                           -----------  -----------
   Net increase (decrease) in cash and cash equivalents .       6,305       (1,350)
                                                           -----------  -----------
Cash and cash equivalents, beginning of period. . . . . .      12,582       12,265
                                                           -----------  -----------
Cash and cash equivalents, end of period. . . . . . . . .  $   18,887   $   10,915
                                                           ===========  ===========

Supplemental information:
Cash paid during the period for:
 Interest . . . . . . . . . . . . . . . . . . . . . . . .  $    2,277   $    2,028
 Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .  $      340   $      394

Cash received during the period for:
 Tax refunds. . . . . . . . . . . . . . . . . . . . . . .  $    5,931   $      770


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

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, the results of operations for the three-month period ended March 31, 2001 and the cash flows for the three-month period ended March 31, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  BUSINESS  COMBINATIONS

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of The Ertl Company, Inc. and certain of its affiliates ("Ertl") for approximately $94.6 million. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility (Note 7). The excess of the aggregate purchase price over the fair market of net assets acquired of approximately $31.1 million is being amortized over 40 years.

NOTE  3  -  RECAPITALIZATION

Excess purchase price over the book value of the net assets acquired in connection with the Company's recapitalization in 1996 of approximately $88.7 million, which is deductible for tax purposes, has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years.

NOTE  4  -  BUSINESS  SEGMENTS

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales, by each group of product lines and by distribution channel. Amounts for the quarters ended March 31, 2001 and 2000 are as shown in the table below.


(amounts in thousands)     2001     2000
                          -------  -------
Collectible die-cast . .  $24,563  $33,351
Other products . . . . .   11,893   12,076
                          -------  -------
Net sales. . . . . . . .  $36,456  $45,427

Mass retailers . . . . .  $14,730  $19,012
Wholesale and trackside.   16,300   21,095
Premium/promotional. . .    4,761    4,781
Direct and other . . . .      665      539
                          -------  -------
Net sales. . . . . . . .  $36,456  $45,427

Information for the quarter ended March 31, 2001 and 2000 by geographic area is set forth in the table below. Operating income represents income before income taxes and interest expense.

(amounts in thousands)                                2001       2000
                                                    ---------  ---------
Net sales:
     United States . . . . . . . . . . . . . . . .  $ 33,152   $ 40,529
     Foreign . . . . . . . . . . . . . . . . . . .     3,691      5,238
     Sales and transfers between geographic areas.      (387)      (340)
                                                    ---------  ---------
Combined total . . . . . . . . . . . . . . . . . .  $ 36,456   $ 45,427

Operating income:
     United States . . . . . . . . . . . . . . . .  $  2,910   $    683
     Foreign . . . . . . . . . . . . . . . . . . .       577        551
                                                    ---------  ---------
Combined total . . . . . . . . . . . . . . . . . .  $  3,487   $  1,234

Identifiable assets:
     United States . . . . . . . . . . . . . . . .  $212,220   $233,745
     Foreign . . . . . . . . . . . . . . . . . . .    28,026     26,753
                                                    ---------  ---------
Combined total . . . . . . . . . . . . . . . . . .  $240,246   $260,498

NOTE  5  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Comprehensive  income  at  March  31,  2001  and  2000 is calculated as follows:

(amounts in thousands)                        2001    2000
                                             ------  ------
Net income (loss) . . . . . . . . . . . . .  $ 735   $(811)
Other comprehensive income (loss)-
  foreign currency translation adjustments.   (109)     51
                                             ------  ------
Comprehensive income (loss) . . . . . . . .  $ 626   $(760)

The income tax expense (benefit) related to the foreign currency translation adjustments in 2001 and 2000 was $45,752 and $(13,282), respectively.

NOTE  6  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:

                                                    Shares outstanding at  Shares outstanding at
                     Authorized shares  Par Value      March 31, 2001        December 31, 2000
                     -----------------  ----------  ---------------------  ---------------------
Voting Common Stock         28,000,000  $      .01             14,685,583             14,661,608

On September 1, 1999, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $10.0 million. Under this program, the Company had purchased 1,783,100 shares of its outstanding common stock for approximately $7.6 million. In 2001, the Company sold 24,000 shares out of treasury to two of the Company's executive officers for $67,500.

NOTE  7  -  DEBT

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, as further amended on August 31, 2000, which provides for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $20.0 million prior to April 1, 2003, based upon levels of the Company's accounts receivable and inventory.
At March 31, 2001, based on the Company's borrowing base calculation, the Company had the ability to borrow $19.5 million. At March 31, 2001, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $89.925 million at March 31, 2001, is due in scheduled quarterly payments ranging from $3.5 million to $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At March 31, 2001 the margin in effect was 0.75% for base rate loans and 2.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At March 31, 2001, the commitment fee was 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of March 31, 2001, the Company was in compliance with the covenants in the credit agreement.

NOTE  8  -  INTEREST  RATE  COLLAR

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this statement, the Company recorded a one-time transition adjustment of approximately $85,000, in the consolidated statement of operations. This amount represented the fair value of the Company's interest rate collar at January 1, 2001 and was recorded as a liability on the consolidated balance sheet. Additionally, a charge of approximately $167,000 was recorded in interest expense related to the decline in fair value of the interest rate collar during the quarter. The fair value of the interest rate collar at March 31, 2001 of approximately $252,000 is included in the liability section of the consolidated balance sheet.

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

On March 2, 2000, Telepresence Technologies, LLC filed a lawsuit against Racing Champions South, Inc. and Racing Champions, Inc. in the United States District Court for the Central District of California. The suit allegesd that memorabilia trading cards sold by these subsidiaries infringe a patent allegedly owned by Telepresence. On March 29, 2001, the court granted the Company's motion for summary judgment, dismissing Telepresence's lawsuit with prejudice, finding that Telepresence did not own the patent in question.

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiff seeks actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. On March 30, 2001, the court heard arguments on the defendants' motions for summary judgment and dismissal of the claims, and in April 2001 the court made a tentative ruling dismissing the motions and scheduling further argument on the motions for June 1, 2001. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

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

NOTE  11  -  USE  OF  ESTIMATES

The preparation of the financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

During the quarter ended March 31, 2001, the Company recorded an adjustment of approximately $613,000 to reduce the Company's estimate of its pension funding liability based on a recent actuarial valuation. This adjustment is included in selling, general and administrative expenses in the consolidated statement of operations. This adjustment resulted in income after taxes of approximately $356,000.

NOTE  12  -  RECLASSIFICATIONS

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

                              RESULTS OF OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales. Net sales decreased $8.9 million, or 19.6%, to $36.5 million for the three months ended March 31, 2001 from $45.4 million for the three months ended March 31, 2000. This sales decrease was primarily attributable to a decrease of $8.7 million, quarter to quarter, in sales of die cast collectibles. Most of this decrease was attributable to the weak performance in the NASCAR category. Sales of other products decreased approximately $0.2 million overall, with the strong performance in the licensed preschool, sports trading cards and NASCAR apparel and souvenir lines being offset by the declines in model kits and other collectibles.

Gross profit. Gross profit decreased $1.5 million, or 8.0%, to $17.3 million for the three months ended March 31, 2001 from $18.8 million for the three months ended March 31, 2000. The gross profit margin (as a percentage of net sales) increased to 47.3% in 2001 compared to 41.4% in 2000. The low sales volume in the first quarter of 2001 negatively impacted the gross profit for that period. The increase in the gross profit margin was attributable to lower product costs and fewer sales of low margin products as compared to the prior year's quarter. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3.7 million, or 22.3%, to $12.9 million for the three months ended March 31, 2001 from $16.6 million for the three months ended March 31, 2000. The decrease in selling, general and administrative expenses is primarily due to the tight control of discretionary expenditures. Also included in selling, general and administrative expenses in the first quarter of 2001 is an adjustment of approximately $613,000 to reduce the Company's estimate of its pension funding liability based on an updated actuarial valuation. As a percentage of net sales, selling, general and administrative expenses decreased to 35.4% for the three months ended March 31, 2001 from 36.6% for the three months ended March 31, 2000.

Operating income. Operating income increased $2.3 million, or 191.7%, to $3.5 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. As a percentage of net sales, operating income increased to 9.6% for the three months ended March 31, 2001 from 2.7% for the three months ended March 31, 2000. The operating margin for 2001 has been positively impacted by the increase in the gross profit margin and the decrease in selling, general and administrative expenses.

Interest expense. Interest expense of $2.2 million for the three months ended March 31, 2001 and $2.4 million for the three months ended March 31, 2000 relates primarily to bank term loans and line of credit borrowings. Additionally, a charge of approximately $167,000 was recorded in interest expense related to the decline in fair value of the Company's interest rate collar during the first quarter of 2001.

Income tax. Income tax expense for the three months ended March 31, 2001 and 2000 includes provisions for federal, state and foreign income taxes at an effective rate of 42.0% and 26.0%, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's operations provided net cash of $13.8 million during the three months ended March 31, 2001. Capital expenditures for the three months ended March 31, 2001 were approximately $0.6 million, of which approximately $0.5 million was for molds and tooling.

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, as further amended on August 31, 2000, which provides for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $20.0 million prior to April 1, 2003, based upon levels of the Company's accounts receivable and inventory.
At March 31, 2001, based on the Company's borrowing base calculation, the Company had the ability to borrow $19.5 million. At March 31, 2001, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $89.925 million at March 31, 2001, is due in scheduled quarterly payments ranging from $3.5 million to $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At March 31, 2001 the margin in effect was 0.75% for base rate loans and 2.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At March 31, 2001, the commitment fee was 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of March 31, 2001, the Company was in compliance with the covenants in the credit agreement.

The Company's anticipated debt service obligations under the existing credit facilities for the remainder of 2001 for scheduled principal and interest payments are approximately $15.6 million. Average annual debt service obligations under these same facilities through April, 2003 are approximately $51.0 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third quarter and fourth quarter. The Company expects that capital expenditures during 2001, principally for molds and tooling, will be approximately $11.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs through 2001. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," and "would." Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; (2) the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; (3) competition in the markets for the Company's products may increase significantly; (4) the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; (5) the Company may experience unanticipated negative results of litigation; (6) the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; (7) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and (8) general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through September 3, 2002. During the first quarter of 2001, the Company recorded a charge to interest expense of approximately $167,000 related to the decline in fair value of the instrument.

Based on the Company's interest rate exposure on variable rate borrowings at March 31, 2001, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $75,000 per month.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

On March 2, 2000, Telepresence Technologies, LLC filed a lawsuit against Racing Champions South, Inc. and Racing Champions, Inc. in the United States District Court for the Central District of California. The suit alleged that memorabilia trading cards sold by these subsidiaries infringe a patent allegedly owned by Telepresence. On March 29, 2001, the court granted the Company's motion for summary judgment, dismissing Telepresence's lawsuit with prejudice, finding that Telepresence did not own the patent in question.

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiff seeks actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. On March 30, 2001, the court heard arguments on the defendants' motions for summary judgment and dismissal of the claims, and in April 2001 the court made a tentative ruling dismissing the motions and scheduling further argument on the motions for June 1, 2001. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (a)     Not  applicable.

     (b)     Not  applicable.

     (c) Effective February 28, 2001, the Company sold 12,000 shares of common stock to Peter J. Henseler, the Company's President, and 12,000 shares of common stock to Curtis W. Stoelting, the Company's Executive Vice President and Chief Operating Officer. The shares were sold from the Company's treasury stock at a price of $2.8125 per share. The shares were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

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

        3.2 First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 29, 1999).

        3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1998).

     (b)     Reports  on  Form  8-K:  None  in  the  first  quarter  of  2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  11th  day  of  May,  2001.

                                  RACING CHAMPIONS CORPORATION

                                  By /s/ Robert E. Dods
                                  ----------------------------------------------
                                  Robert E. Dods, Chief Executive Officer

                                  By /s/ Curtis W. Stoelting
                                  ----------------------------------------------
                                  Curtis W. Stoelting, Executive Vice President,
                                     Chief Operating Officer and Secretary