Form 10-Q
period 2001-06-30
RACING CHAMPIONS CORP
filed 2001-08-13
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

                                          OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

        For the transition period from _______ to _________

                     Commission file number:     0-22635
                                              -------------

                           Racing Champions Corporation
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                  36-4088307
--------------------------------   ---------------------------------------------
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

On August 10, 2001, there were outstanding 14,685,583 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX


                                                                            Page
Item 1.    Condensed Consolidated Balance Sheets as of June 30,
           2001 and December 31, 2000. . . . . . . . . . . . . . . . . .       3

           Condensed Consolidated Statements of Operations for the Three
           Months Ended June 30, 2001 and 2000 and for the Six Months
           Ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . . .      4

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2001 and 2000. . . . . . . . . . . . . .      5

           Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . .      12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk. .      15

                              PART II - OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .      16

Item 2.    Changes in Securities and Use of Proceeds . . . . . . . . . .      16

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . .      16

Item 4.    Submission of Matters to a Vote of Security Holders . . . . .      16

Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . .      17

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .      17

           Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .      18

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)

                                                    June 30, 2001      December 31, 2000
                                                 -------------------  -------------------
                                                     (Unaudited)          (Unaudited)
ASSETS:
Cash and cash equivalents . . . . . . . . . . .  $            16,139  $            12,582
Accounts receivable, net. . . . . . . . . . . .               28,854               48,005
Inventory . . . . . . . . . . . . . . . . . . .               25,444               18,651
Other current assets. . . . . . . . . . . . . .               11,762               12,012
Property and equipment, net . . . . . . . . . .               34,124               36,236
Goodwill, net . . . . . . . . . . . . . . . . .              121,833              123,535
Other non-current assets. . . . . . . . . . . .                1,147                1,428
                                                 -------------------  -------------------
     Total assets . . . . . . . . . . . . . . .  $           239,303  $           252,449
                                                 ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses . . . . .  $            33,868 $             35,848
Other current liabilities . . . . . . . . . . .                2,924                2,447
Bank term loans . . . . . . . . . . . . . . . .               83,425               97,000
Line of credit. . . . . . . . . . . . . . . . .                   --                   --
Other long-term liabilities . . . . . . . . . .               11,484               12,589
                                                 -------------------  -------------------
     Total liabilities. . . . . . . . . . . . .  $           131,701  $           147,884
Stockholders' equity. . . . . . . . . . . . . .              107,602              104,565
                                                 -------------------  -------------------
     Total liabilities and stockholders' equity  $           239,303  $           252,449
                                                 ===================  ===================

     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)


                                                  For the three months        For the six months
                                                      ended June 30,            ended June 30,
                                               --------------------------  ----------------------
                                                   2001          2000          2001        2000
                                               ------------  ------------  ------------  --------
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net sales . . . . . . . . . . . . . . . . . .  $     43,077  $    50,078   $     79,533  $95,505
Cost of sales . . . . . . . . . . . . . . . .        20,042       27,234         39,242   53,845
                                               ------------  ------------  ------------  --------
Gross profit. . . . . . . . . . . . . . . . .        23,035       22,844         40,291   41,660
Selling, general and administrative expenses.        16,353       17,920         29,271   34,554
Amortization of intangible assets . . . . . .           851          953          1,702    1,901
                                               ------------  ------------  ------------  --------
Operating income. . . . . . . . . . . . . . .         5,831        3,971          9,318    5,205
Interest expense. . . . . . . . . . . . . . .         1,677        2,923          3,920    5,291
Other expense (income). . . . . . . . . . . .           489         (284)           466     (317)
                                               ------------  ------------  ------------  --------
Income before income taxes. . . . . . . . . .         3,665        1,332          4,932      231
Income tax expense. . . . . . . . . . . . . .         1,539          407          2,072      117
                                               ------------  ------------  ------------  --------
Net income. . . . . . . . . . . . . . . . . .  $      2,126  $       925   $      2,860  $   114
                                               ============  ============  ============  ========
Net income per share:
 Basic. . . . . . . . . . . . . . . . . . . .  $       0.14  $      0.06   $       0.19  $  0.01
                                               ============  ============  ============  ========
 Diluted. . . . . . . . . . . . . . . . . . .  $       0.14  $      0.06   $       0.19  $  0.01
                                               ============  ============  ============  ========
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . .        14,686       14,663         14,677   14,993
 Diluted. . . . . . . . . . . . . . . . . . .        15,121       14,889         15,080   15,228


     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)


                                                               For the six months
                                                                 ended June 30,
                                                           --------------------------
                                                               2001          2000
                                                           ------------  ------------
                                                            (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . . .  $     2,860   $       114
 Depreciation and amortization. . . . . . . . . . . . . .        6,243         7,009
 Deferred taxes and interest on deferred financing costs.          281         1,411
 Gain on sale of assets . . . . . . . . . . . . . . . . .          (45)           (1)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . .           --           (15)
 Changes in operating assets and liabilities. . . . . . .       10,404         5,001
                                                           ------------  ------------
   Net cash provided by operating activities. . . . . . .       19,743        13,519

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment . . . . . . . . . . .       (2,492)       (3,816)
 Proceeds from disposal of property and equipment . . . .          105           239
 Increase in other non-current assets . . . . . . . . . .           --           246
                                                           ------------  ------------
   Net cash used in investing activities. . . . . . . . .       (2,387)       (3,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to/from bank, net . . . . . . . . . . . . . . .      (13,575)        2,250
 Issuance of common stock . . . . . . . . . . . . . . . .           68             2
 Purchase of treasury stock . . . . . . . . . . . . . . .           --        (3,991)
 Expense recognized under option grants . . . . . . . . .           11            11
                                                           ------------  ------------
   Net cash used in financing activities. . . . . . . . .      (13,496)       (1,728)
   Effect of exchange rate on cash. . . . . . . . . . . .         (303)           (7)
                                                           ------------  ------------
   Net increase in cash and cash equivalents. . . . . . .        3,557         8,453
                                                           ------------  ------------
Cash and cash equivalents, beginning of period. . . . . .       12,582        12,265
                                                           ------------  ------------
Cash and cash equivalents, end of period. . . . . . . . .  $    16,139   $    20,718
                                                           ============  ============

Supplemental information:
Cash paid during the period for:
 Interest . . . . . . . . . . . . . . . . . . . . . . . .  $     3,969   $     6,080
 Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .  $       537   $       629
Tax refunds received. . . . . . . . . . . . . . . . . . .  $     5,942   $     4,877


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

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, the results of operations for the three-month and six-month periods ended June 30, 2001 and the cash flows for the six-month period ended June 30, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Excess purchase price over the book value of the net assets acquired in connection with the Company's recapitalization in 1996 of approximately $88.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

NOTE  4  -  NEW  ACCOUNTING  PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("Statement No. 141"). Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method will be prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement No. 141 is effective for all business combinations initiated after June 30, 2001.

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement No. 142 as of January 1, 2002. As of June 30, 2001, goodwill, net of accumulated amortization, is approximately $121.8 million and amortization expense for the six months ended June 30, 2001 is approximately $1.7 million. The Company has not yet determined the impact that Statement No. 142 will have on the Company's financial condition or results of operations.

NOTE  5  -  BUSINESS  SEGMENTS

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales, by each group of product lines and by distribution channel. Amounts for the quarters ended June 30, 2001 and 2000 are as shown in the table below.


(amounts in thousands)     2001     2000
                          -------  -------
Collectible die-cast      $27,337  $36,064
Other products             15,740   14,014
                          -------  -------
Net sales                 $43,077  $50,078

Mass retailers            $14,432  $16,298
Wholesale and trackside    21,591   23,772
Premium/promotional         6,050    9,115
Direct and other            1,004      893
                          -------  -------
Net sales                 $43,077  $50,078

Amounts for the six months ended June 30, 2001 and 2000 are as shown in the table below.

(amounts in thousands)     2001     2000
                          -------  -------
Collectible die-cast      $51,900  $69,415
Other products             27,633   26,090
                          -------  -------
Net sales                 $79,533  $95,505

Mass retailers            $29,162  $35,310
Wholesale and trackside    37,891   44,867
Premium/promotional        10,811   13,896
Direct and other            1,669    1,432
                          -------  -------
Net sales                 $79,533  $95,505

Information for the quarter ended June 30, 2001 and 2000 by geographic area is set forth in the table below. Operating income represents income before income taxes and interest expense.

(amounts in thousands)
Net sales:                                              2001       2000
                                                    ---------  ---------
     United States                                  $ 39,575   $ 45,315
     Foreign                                           3,801      4,940
     Sales and transfers between geographic areas       (299)      (177)
                                                    ---------  ---------
Combined total                                      $ 43,077   $ 50,078

Operating income:
     United States                                  $  4,966   $  3,456
     Foreign                                             865        515
                                                    ---------  ---------
Combined total                                      $  5,831   $  3,971

Identifiable assets:
     United States                                  $209,489   $248,493
     Foreign                                          29,814     26,023
                                                    ---------  ---------
Combined total                                      $239,303   $274,516

Information for the six months ended June 30, 2001 and 2000 by geographic area is set forth in the table below.

(amounts in thousands)
Net sales:                                             2001      2000
                                                    --------  --------
     United States                                  $72,727   $85,809
     Foreign                                          7,492    10,212
     Sales and transfers between geographic areas      (686)     (516)
                                                    --------  --------
Combined total                                      $79,533   $95,505

Operating income:
     United States                                  $ 7,876   $ 4,140
     Foreign                                          1,442     1,065
                                                    --------  --------
Combined total                                      $ 9,318   $ 5,205


NOTE  6  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Comprehensive  income  at  June  30,  2001  and  2000  is calculated as follows:

(amounts in thousands)                                                        2001    2000
                                                                             ------  ------
Net income                                                                   $2,860  $ 114
Other comprehensive income (loss)-foreign currency translation adjustments       97    (51)
                                                                             ------  ------
Comprehensive income                                                         $2,957  $  63

The income tax expense (benefit) related to the foreign currency translation adjustments in 2001 and 2000 was approximately $40,000 and ($16,000), respectively.


NOTE  7  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:

                                                    Shares outstanding at  Shares outstanding at
                     Authorized shares  Par Value      June 30, 2001         December 31, 2000
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

On July 24, 2001, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $5.0 million. The Company's bank lenders have consented to the stock repurchases through May 10, 2002.

NOTE  8  -  DEBT

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, as further amended on August 31, 2000, which provides for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $15.0 million prior to April 1, 2003, based upon levels of the Company's accounts receivables and inventory. At June 30, 2001, based on the Company's borrowing base calculation, the Company had the ability to borrow $15.0 million. At June 30, 2001, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $83.425 million at June 30, 2001, is due in scheduled quarterly payments ranging from $3.5 million to $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At June 30, 2001 the margin in effect was 0.75% for base rate loans and 2.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At June 30, 2001, the commitment fee was 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of June 30, 2001, the Company was in compliance with covenants in the credit agreement.

NOTE  9  -  INTEREST  RATE  COLLAR

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and a floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through September 3, 2002.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this statement, the Company recorded a one-time transition adjustment of approximately $85,000, in the consolidated statement of operations. Additionally, charges of approximately $101,000 and $268,000, respectively, were recorded in interest expense related to the decline in fair value of the interest rate collar during the second quarter and six months ended June 30, 2001. The fair value of the interest rate collar at June 30, 2001 of approximately $353,000 is included in the liability section of the consolidated balance sheet.

NOTE  10  -  NET  INCOME  PER  SHARE

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

NOTE  11  -  LEGAL  PROCEEDINGS

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

On March 2, 2000, Telepresence Technologies, LLC filed a lawsuit against Racing Champions South, Inc. and Racing Champions, Inc. in the United States District Court for the Central District of California. The suit alleged that memorabilia trading cards sold by these subsidiaries infringe a patent allegedly owned by Telepresence. Telepresence sought damages, costs, attorneys' fees and interest, and further requested that damages be trebled on its allegation of willful infringement. In March 2001, the lawsuit was dismissed on the basis of Telepresence's lack of standing to sue under the patent allegedly infringed.

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiff seeks actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. In May 2001, the defendants' motion for summary judgment was denied. The defendants are seeking permission from the California Supreme Court to appeal the denial of their motion for summary judgment. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.


NOTE  12  -  USE  OF  ESTIMATES

The preparation of the financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

During January of 2001, the Company recorded an adjustment of approximately $613,000 to reduce the Company's estimate of its pension funding liability based on a recent actuarial valuation. This adjustment is included in selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2001. This adjustment resulted in income after taxes of approximately $356,000.

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

                              RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales. Net sales decreased $7.0 million, or 14.0%, to $43.1 million for the three months ended June 30, 2001 from $50.1 million for the three months ended June 30, 2000. This sales decrease was primarily attributable to a decrease of approximately $8.7 million, quarter to quarter, in sales of die-cast collectibles. Most of this decrease was attributable to the weak performance in the non-racing die-cast categories, as sales of racing die-cast remained relatively flat compared to the prior year's quarter. Sales of other products increased approximately $1.7 million overall, with the strong performance in the sports trading cards and NASCAR apparel and souvenir lines being offset by the declines in the preschool products, model kits and other collectibles.

Gross profit. Gross profit increased $0.2 million, or 0.9%, to $23.0 million for the three months ended June 30, 2001 from $22.8 million for the three months ended June 30, 2000. The gross profit margin (as a percentage of net sales) increased to 53.5% in 2001 compared to 45.5% in 2000. The increase in the gross profit margin was attributable to lower product costs and a favorable mix of higher margin product sales, such as certain highly detailed die-cast collectibles, trading cards and apparel and souvenirs, as compared to the prior year's quarter. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.6 million, or 8.9%, to $16.3 million for the three months ended June 30, 2001 from $17.9 million for the three months ended June 30, 2000. The decrease in selling, general and administrative expenses is primarily due to the tight control of discretionary expenditures. As a percentage of net sales, selling, general and administrative expenses increased to 38.0% for the three months ended June 30, 2001 from 35.7% for the three months ended June 30, 2000.

Operating income. Operating income increased $1.8 million, or 45.0%, to $5.8 million for the three months ended June 30, 2001 from $4.0 million for the three months ended June 30, 2000. As a percentage of net sales, operating income increased to 13.5% for the three months ended June 30, 2001 from 8.0% for the three months ended June 30, 2000. The operating margin for 2001 has been positively impacted by the increase in the gross profit margin and the decrease in selling, general and administrative expenses.

Interest expense. Interest expense of $1.7 million for the three months ended June 30, 2001 and $2.9 million for the three months ended June 30, 2000 relates primarily to bank term loans and line of credit borrowings. Additionally, a charge of approximately $101,000 was recorded in interest expense related to the decline in fair value of the Company's interest rate collar during the second quarter of 2001.

Income tax. Income tax expense for the three months ended June 30, 2001 and 2000 includes provisions for federal, state and foreign income taxes at an effective rate of 42.0% and 30.6%, respectively.

SIX  MONTHS  ENDED  JUNE  30,  2001  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2000

Net sales. Net sales decreased $16.0 million, or 16.8%, to $79.5 million for the six months ended June 30, 2001 from $95.5 million for the six months ended June 30, 2000. This sales decrease was attributable to the weak performance in die-cast collectibles which was down $17.5 million, year over year. Sales of non-racing die-cast collectibles decreased approximately $12.8 million, year to year, and the sales decline in racing die-cast collectibles was approximately $4.7 million. Sales of other products increased approximately $1.5 million, year to year, primarily in the collectible sports trading cards and NASCAR apparel and souvenirs categories.

Gross profit. Gross profit decreased $1.4 million, or 3.3%, to $40.3 million for the six months ended June 30, 2001 from $41.7 million for the six months ended June 30, 2000. The gross profit was negatively impacted by the lower volume of sales, year to year. The gross profit margin (as a percentage of net sales) increased to 50.7% in 2001 compared to 43.7% in 2000. The increase in the gross profit margin was due to lower product costs, fewer sales of low margin products and a more favorable mix of higher margin product sales. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $5.3 million, or 15.3%, to $29.3 million for the six months ended June 30, 2001 from $34.6 million for the six months ended June 30, 2000. The decrease in selling, general and administrative expenses is due to tight control of discretionary expenditures. Also included in selling, general and administrative expenses in 2001 is an adjustment to reduce the Company's estimate of its pension funding liability of approximately $613,000 based on an updated actuarial valuation. As a percentage of net sales, selling, general and administrative expenses increased to 36.9% for the six months ended June 30, 2001 from 36.2% for the six months ended June 30, 2000.

Operating income. Operating income increased $4.1 million, or 78.8%, to $9.3 million for the six months ended June 30, 2001 from $5.2 million for the six months ended June 30, 2000. As a percentage of net sales, operating income increased to 11.7% for the six months ended June 30, 2001 from 5.4% for the six months ended June 30, 2000. The operating margin for 2001 has been positively impacted by the increase in the gross profit margin and the decrease in selling, general and administrative expenses.

Interest expense. Interest expense of $3.9 million for the six months ended June 30, 2001 and $5.3 million for the six months ended June 30, 2000 relates primarily to bank term loans and line of credit borrowings. Additionally, a charge of approximately $268,000 was recorded in interest expense related to the decline in fair value of the Company's interest rate collar during the six months ended June 30, 2001.

Income tax. Income tax expense for the six months ended June 30, 2001 and June 30, 2000 includes provisions for federal, state and foreign income taxes at an effective rate of 42.0% and 50.6%, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's operations provided net cash of $19.7 million during the six months ended June 30, 2001. Capital expenditures for the six months ended June 30, 2001 were approximately $2.5 million, of which approximately $2.0 million was for molds and tooling.

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, as further amended on August 31, 2000, which provides for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $15.0 million prior to April 1, 2003, based upon levels of the Company's accounts receivables and inventory. At June 30, 2001, based on the Company's borrowing base calculation, the Company had the ability to borrow $15.0 million. At June 30, 2001, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $83.425 million at June 30, 2001, is due in scheduled quarterly payments ranging from $3.5 million to $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus a margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At June 30, 2001 the margin in effect was 0.75% for base rate loans and 2.50% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At June 30, 2001, the commitment fee was 0.30% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of June 30, 2001, the Company was in compliance with the covenants in the credit agreement.

The Company's anticipated debt service obligations under the existing credit facilities for the remainder of 2001 for scheduled principal and interest payments are approximately $9.7 million. Average annual debt service obligations under these same facilities through April, 2003 are approximately $52.0 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2001, principally for molds and tooling, will be approximately $8.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs through 2001. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and a floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through September 3, 2002. During the second quarter and six months ended June 30, 2001, the Company recorded charges to interest expense of approximately $101,000 and $268,000, respectively, related to the decline in fair value of the instrument.

Based on the Company's interest rate exposure on variable rate borrowings at June 30, 2001, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $70,000 per month.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

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

On March 2, 2000, Telepresence Technologies, LLC filed a lawsuit against Racing Champions South, Inc. and Racing Champions, Inc. in the United States District Court for the Central District of California. The suit alleged that memorabilia trading cards sold by these subsidiaries infringe a patent allegedly owned by Telepresence. Telepresence sought damages, costs, attorneys' fees and interest, and further requested that damages be trebled on its allegation of willful infringement. In March 2001, the lawsuit was dismissed on the basis of Telepresence's lack of standing to sue under the patent allegedly infringed.

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiff seeks actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. In May 2001, the defendants' motion for summary judgment was denied. The defendants are seeking permission from the California Supreme Court to appeal the denial of their motion for summary judgment. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (a)     Not  applicable.

     (b)     Not  applicable.

     (c)     Not  applicable.

     (d)     Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The annual meeting of stockholders of the Company was held on May 11, 2001.

     The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal  1:  Election  of  directors

                     For      Withheld
                  ----------  --------
John S. Bakalar.  12,170,734   144,900
Peter K.K. Chung  12,155,709   159,925
Robert E. Dods .  12,153,179   162,455
Daniel M. Gill .  12,171,234   144,400
Boyd L. Meyer. .  12,153,809   161,825
Avy H. Stein . .  12,153,584   162,050
John J. Vosicky.  12,172,884   142,750


Proposal 2: Ratification of appointment of Arthur Andersen LLP as auditors of the Company for the year ending December 31, 2001

     For           Against  Abstain  Broker  Non-Votes
     ----------    -------  -------  -----------------
     12,252,595     50,103   12,936          0


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

          3.3 Amended and Rested By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1998).

          10.1 Employment Agreement, dated as of April 30, 2001, between the Company and Kevin Camp.

     (b)  Reports  on  Form  8-K:  None  in  the  second  quarter  of  2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  10th  day  of  August,  2001.

                                       RACING  CHAMPIONS  CORPORATION

                                       By   /s/  Robert  E.  Dods
                                         ---------------------------------------
                                         Robert E. Dods, Chief Executive Officer


                                       By  /s/  Curtis  W.  Stoelting
                                         ---------------------------------------
                                         Curtis W. Stoelting, Executive
                                         Vice President, Chief Operating Officer
                                         and Secretary