Form 10-Q
period 2001-09-30
RACING CHAMPIONS CORP
filed 2001-11-09
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

On November 9, 2001, there were outstanding 14,610,583 shares of the Registrant's $.01 par value common stock.

                          RACING CHAMPIONS CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                Page
Item 1.       Condensed Consolidated Balance Sheets as of September 30,
              2001 and December 31, 2000 . . . . . . . . . . . . . . . . . . .     3

              Condensed Consolidated Statements of Operations for the Three
              Months Ended September 30, 2001 and 2000 and for the Nine Months
              Ended September 30, 2001 and 2000. . . . . . . . . . . . . . . .     4

              Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2001 and 2000 . . . . . . . . . . . .     5

              Notes to Unaudited Condensed Consolidated Financial Statements .     6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . . . .    12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk . . .    15

                            PART II - OTHER INFORMATION

Item 1.       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    16

Item 2.       Changes in Securities and Use of Proceeds. . . . . . . . . . . .    16

Item 3.       Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .    16

Item 4.       Submission of Matters to a Vote of Security Holders. . . . . . .    16

Item 5.       Other Information. . . . . . . . . . . . . . . . . . . . . . . .    16

Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    17

              Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)


                                                 September 30,  December 31,
                                                    2001           2000
                                                 -------------  -------------
                                                  (Unaudited)   (Unaudited)
ASSETS:
Cash and cash equivalents . . . . . . . . . . .  $      10,038  $      12,582
Accounts receivable, net. . . . . . . . . . . .         47,769         48,005
Inventory . . . . . . . . . . . . . . . . . . .         26,061         18,651
Other current assets. . . . . . . . . . . . . .         12,082         12,012
Property and equipment, net . . . . . . . . . .         33,546         36,236
Goodwill, net . . . . . . . . . . . . . . . . .        121,122        123,535
Other non-current assets. . . . . . . . . . . .          1,007          1,428
                                                 -------------  -------------
     Total assets . . . . . . . . . . . . . . .  $     251,625  $     252,449
                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses . . . . .  $      41,657  $      35,848
Other current liabilities . . . . . . . . . . .          2,924          2,447
Bank term loans . . . . . . . . . . . . . . . .         76,925         97,000
Other long-term liabilities . . . . . . . . . .         15,458         12,589
                                                 -------------  -------------
     Total liabilities. . . . . . . . . . . . .        136,964        147,884
Stockholders' equity. . . . . . . . . . . . . .        114,661        104,565
                                                 -------------  -------------
     Total liabilities and stockholders' equity  $     251,625  $     252,449
                                                 =============  =============



     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)



                                               For the three months ended   For the nine months ended
                                                      September  30,            September  30,
                                                    2001         2000         2001         2000
                                               ------------  ------------  ------------  ------------
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net sales . . . . . . . . . . . . . . . . . .  $    65,819   $     65,831  $   145,352   $    161,336
Cost of sales . . . . . . . . . . . . . . . .       30,837         34,219       70,079         88,064
                                               ------------  ------------  ------------  ------------
Gross profit. . . . . . . . . . . . . . . . .       34,982         31,612       75,273         73,272
Selling, general and administrative expenses.       20,434         17,673       49,704         52,227
Amortization of intangible assets . . . . . .          830            947        2,532          2,848
                                               ------------  ------------  ------------  ------------
Operating income. . . . . . . . . . . . . . .       13,718         12,992       23,037         18,197
Interest expense. . . . . . . . . . . . . . .        1,571          3,271        5,491          8,562
Other expense (income). . . . . . . . . . . .         (486)           526          (20)           209
                                               ------------  ------------  ------------  ------------
Income before income taxes. . . . . . . . . .       12,633          9,195       17,566          9,426
Income tax expense. . . . . . . . . . . . . .        5,306          4,266        7,378          4,383
                                               ------------  ------------  ------------  ------------
Net income. . . . . . . . . . . . . . . . . .  $     7,327   $      4,929  $    10,188   $      5,043
                                               ============  ============  ============  ============
Net income per share:
  Basic . . . . . . . . . . . . . . . . . . .  $      0.50   $       0.34  $      0.69   $       0.34
                                               ============  ============  ============  ============
  Diluted . . . . . . . . . . . . . . . . . .  $      0.48   $       0.33  $      0.67   $       0.33
                                               ============  ============  ============  ============
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . .       14,682         14,662       14,679         14,882
  Diluted . . . . . . . . . . . . . . . . . .       15,216         14,879       15,133         15,113


     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)


                                                              For the nine months
                                                              ended September 30,
                                                              2001            2000
                                                           ------------  ------------
                                                            (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . .  $    10,188   $     5,043
  Depreciation and amortization . . . . . . . . . . . . .        9,338        10,145
  Deferred taxes and interest on deferred financing costs        4,219         4,334
  Loss (gain) on sale of assets . . . . . . . . . . . . .           24           (31)
  Changes in operating assets and liabilities . . . . . .       (2,198)       (4,188)
                                                           ------------  ------------
    Net cash provided by operating activities . . . . . .       21,571        15,303

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment. . . . . . . . . . .       (4,228)       (5,732)
  Proceeds from disposal of property and equipment. . . .          123           273
  Increase in other non-current assets. . . . . . . . . .         (119)         (192)
                                                           ------------  ------------
    Net cash used in investing activities . . . . . . . .       (4,224)       (5,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to bank, net . . . . . . . . . . . . . . . . .      (20,075)       (8,875)
  Issuance of common stock. . . . . . . . . . . . . . . .           68             1
  Purchase of treasury stock. . . . . . . . . . . . . . .         (321)       (3,991)
  Expense recognized under option grants. . . . . . . . .           17            17
                                                           ------------  ------------
    Net cash used in financing activities . . . . . . . .      (20,311)      (12,848)
    Effect of exchange rate on cash . . . . . . . . . . .          420           (54)
                                                           ------------  ------------
    Net decrease in cash and cash equivalents . . . . . .       (2,544)       (3,250)
                                                           ------------  ------------
Cash and cash equivalents, beginning of period. . . . . .       12,582        12,265
                                                           ------------  ------------
Cash and cash equivalents, end of period. . . . . . . . .  $    10,038   $     9,015
                                                           ============  ============


Supplemental information:
Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .  $     5,331   $     9,682
  Taxes . . . . . . . . . . . . . . . . . . . . . . . . .  $       897   $       845
  Tax refunds received. . . . . . . . . . . . . . . . . .  $     5,967   $     4,877



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

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the three-month and nine-month periods ended September 30, 2001 and the cash flows for the nine-month period ended September 30, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE  4  -  NEW  ACCOUNTING  PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations"("Statement No. 141"). Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method will be prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement No. 141 is effective for all business combinations initiated after June 30, 2001.

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement No. 142 as of January 1, 2002. As of September 30, 2001, goodwill, net of accumulated amortization, is approximately $121.1 million and amortization expense for the nine months ended September 30, 2001 is approximately $2.4 million. The Company has not yet determined the impact that Statement No. 142 will have on the Company's financial condition or results of operations.

In August, 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"), which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. Statement No. 144 creates a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined the impact that Statement No. 144 will have on the Company's financial condition or results of operations.

NOTE  5  -  BUSINESS  SEGMENTS

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales by each group of product lines and by distribution channel.
Amounts for the quarters ended September 30, 2001 and 2000 are as shown in the table below.


(amounts in thousands)     2001     2000
                          -------  -------
Collectible die-cast      $45,839  $46,327
Other products             19,980   19,504
                          -------  -------
Net sales                 $65,819  $65,831

Mass retailers            $29,844  $29,201
Wholesale and trackside    27,923   28,598
Premium/promotional         6,929    7,277
Direct and other            1,123      755
                          -------  -------
Net sales                 $65,819  $65,831

Amounts for the nine months ended September 30, 2001 and 2000 are as shown in the table below.

(amounts in thousands)      2001      2000
                          --------  --------
Collectible die-cast      $ 97,739  $115,742
Other products              47,613    45,594
                          --------  --------
Net sales                 $145,352  $161,336

Mass retailers            $ 59,006  $ 64,511
Wholesale and trackside     65,814    73,465
Premium/promotional         17,740    21,173
Direct and other             2,792     2,187
                          --------  --------
Net sales                 $145,352  $161,336

Information for the quarter ended September 30, 2001 and 2000 by geographic area is set forth in the table below.


(amounts in thousands)                             2001       2000
                                                 ---------  ---------
Net sales:
  United States                                  $ 61,345   $ 60,690
  Foreign                                           4,723      5,224
  Sales and transfers between geographic areas       (249)       (83)
                                                 ---------  ---------
Combined total                                   $ 65,819   $ 65,831

Operating income:
  United States                                  $ 12,510   $ 12,175
  Foreign                                           1,208        817
                                                 ---------  ---------
Combined total                                   $ 13,718   $ 12,992

Identifiable assets:
  United States                                  $221,080   $248,954
  Foreign                                          30,545     25,274
                                                 ---------  ---------
Combined total                                   $251,625   $274,228

Information for the nine months ended September 30, 2001 and 2000 by geographic area is set forth in the table below.

(amounts in thousands)                             2001       2000
                                                 ---------  ---------
Net sales:
  United States                                  $134,073   $146,498
  Foreign                                          12,215     15,309
  Sales and transfers between geographic areas       (936)      (471)
                                                 ---------  ---------
Combined total                                   $145,352   $161,336

Operating income:
  United States                                  $ 20,387   $ 16,314
  Foreign                                           2,650      1,883
                                                 ---------  ---------
Combined total                                   $ 23,037   $ 18,197


NOTE  6  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.


Comprehensive  income  at  September 30, 2001 and 2000 is calculated as follows:

(amounts in thousands)                      2001     2000
                                           -------  ------
Net income                                 $10,188  $5,043
Other comprehensive income (loss)-
foreign currency translation adjustments       145     418
                                           -------  ------
Comprehensive income                       $10,333  $5,461

The income tax expense related to the foreign currency translation adjustments in 2001 and 2000 was approximately $61,000 and $194,000, respectively.

NOTE  7  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:

                                                    Shares outstanding at  Shares outstanding at
                     Authorized shares  Par Value    September 30, 2001      December 31, 2000
                     -----------------  ----------  ---------------------  ---------------------
Voting Common Stock         28,000,000  $      .01             14,610,583             14,661,608

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

On July 24, 2001, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $5.0 million. The Company's bank lenders have consented to the stock repurchases through May 10, 2002. As of September 30, 2001 the Company had repurchased 75,000 shares for approximately $321,000 under this plan.

NOTE  8  -  DEBT

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, as further amended on August 31, 2000, which provides for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $15.0 million prior to April 1, 2003, based upon levels of the Company's accounts receivables and inventory. At September 30, 2001, based on the Company's borrowing base calculation, the Company had the ability to borrow $15.0 million. At September 30, 2001, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $76.925 million at September 30, 2001, is due in scheduled quarterly payments ranging from $3.5 million to $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At September 30, 2001 the margin in effect was 0.50% for base rate loans and 1.75% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At September 30, 2001, the commitment fee was 0.25% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of September 30, 2001, the Company was in compliance with the covenants in the credit agreement.

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this statement, the Company recorded a one-time transition adjustment of approximately $85,000, in the consolidated statement of operations. Additionally, charges of approximately $238,000 and $506,000, respectively, were recorded in interest expense related to the decline in fair value of the interest rate collar during the third quarter and nine months ended September 30, 2001. The fair value of the interest rate collar at September 30, 2001 of approximately $592,000 is included in the liability section of the consolidated balance sheet.

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

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiff seeks actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. In May 2001, the defendants' motion for summary judgment was denied. In September 2001, the California Supreme Court denied permission to the defendants to appeal the denial of their motion for summary judgment. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales. Net sales remained constant, at $65.8 million for the three months ended September 30, 2001 and 2000. Sales of die-cast collectibles decreased approximately $0.5 million due to a decline in the non-racing category. Sales of other products increased approximately $0.5 million, with the strong performance in the sports trading cards and NASCAR apparel and souvenir lines being partially offset by the declines in the preschool products and model kits.

Gross profit. Gross profit increased $3.4 million, or 10.8%, to $35.0 million for the three months ended September 30, 2001 from $31.6 million for the three months ended September 30, 2000. The gross profit margin (as a percentage of net sales) increased to 53.1% in 2001 compared to 48.0% in 2000. The increase in the gross profit margin was primarily attributable to lower product costs. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.7 million, or 15.3%, to $20.4 million for the three months ended September 30, 2001 from $17.7 million for the three months ended September 30, 2000. The current quarter's selling, general and administrative expenses include $690,000 in nonrecurring legal settlement expense as well as higher royalty and legal expenses versus the previous year's quarter. As a percentage of net sales, selling, general and administrative expenses increased to 31.0% for the three months ended September 30, 2001 from 26.8% for the three months ended September 30, 2000.

Operating income. Operating income increased $0.7 million, or 5.4%, to $13.7 million for the three months ended September 30, 2001 from $13.0 million for the three months ended September 30, 2000. As a percentage of net sales, operating income increased to 20.8% for the three months ended September 30, 2001 from 19.7% for the three months ended September 30, 2000. The operating margin for 2001 has been positively impacted by the increase in the gross profit margin.

Interest expense. Interest expense of $1.6 million for the three months ended September 30, 2001 and $3.3 million for the three months ended September 30, 2000 relates primarily to bank term loans and line of credit borrowings. The decrease in the interest expense in 2001 is due to both lower debt levels and lower interest rates. Additionally, a charge of approximately $238,000 was recorded in interest expense related to the decline in fair value of the Company's interest rate collar during the third quarter of 2001.

Income tax. Income tax expense for the three months ended September 30, 2001 and 2000 includes provisions for federal, state and foreign income taxes at an effective rate of 42.0% and 46.4%, respectively. The reduction in the effective income tax rate is a result of generating higher pretax income while nondeductible items remained comparable.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales. Net sales decreased $15.9 million, or 9.9%, to $145.4 million for the nine months ended September 30, 2001 from $161.3 million for the nine months ended September 30, 2000. This sales decrease was attributable to the weak performance in die-cast collectibles which was down $18.0 million, year over year. Sales of non-racing die-cast collectibles decreased approximately $13.9 million, year to year, and the sales decline in racing die-cast collectibles was approximately $4.1 million. Sales of other products increased approximately $1.9 million, year to year, with strong increases in the collectible sports trading cards and NASCAR apparel and souvenirs categories being partially offset by decreases in the licensed preschool, model kits and other collectibles categories.

Gross profit. Gross profit increased $2.0 million, or 2.7%, to $75.3 million for the nine months ended September 30, 2001 from $73.3 million for the nine months ended September 30, 2000. The gross profit margin (as a percentage of net sales) increased to 51.8% in 2001 compared to 45.4% in 2000. The increase in gross profit and the gross profit margin was due to lower product costs, fewer sales of low margin products and a more favorable mix of higher margin product sales. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.5 million, or 4.8%, to $49.7 million for the nine months ended September 30, 2001 from $52.2 million for the nine months ended September 30, 2000. The decrease in selling, general and administrative expenses is due to tight control of discretionary expenditures. Included in selling, general and administrative expenses in 2001 is an adjustment to reduce the Company's estimate of its pension funding liability of approximately $613,000 based on an updated actuarial valuation. Also included in selling, general and administrative expenses in 2001 is $690,000 in nonrecurring legal settlement expense. As a percentage of net sales, selling, general and administrative expenses increased to 34.2% for the nine months ended September 30, 2001 from 32.4% for the nine months ended September 30, 2000.

Operating income. Operating income increased $4.8 million, or 26.4%, to $23.0 million for the nine months ended September 30, 2001 from $18.2 million for the nine months ended September 30, 2000. As a percentage of net sales, operating income increased to 15.8% for the nine months ended September 30, 2001 from 11.3% for the nine months ended September 30, 2000. The operating margin for 2001 has been positively impacted by the increase in the gross profit margin and the decrease in selling, general and administrative expenses.

Interest expense. Interest expense of $5.5 million for the nine months ended September 30, 2001 and $8.6 million for the nine months ended September 30, 2000 relates primarily to bank term loans and line of credit borrowings. The decrease in the interest expense in 2001 is due to both lower debt levels and lower interest rates. Additionally, a charge of approximately $506,000 was recorded in interest expense related to the decline in fair value of the Company's interest rate collar during the nine months ended September 30, 2001.

Income tax. Income tax expense for the nine months ended September 30, 2001 and September 30, 2000 includes provisions for federal, state and foreign income taxes at an effective rate of 42.0% and 46.5%, respectively. The reduction in the effective income tax rate is a result of generating higher pretax income while nondeductible items remained comparable.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's operations provided net cash of $21.6 million during the nine months ended September 30, 2001. Capital expenditures for the nine months ended September 30, 2001 were approximately $4.2 million, of which approximately $3.5 million was for molds and tooling.

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, as further amended on August 31, 2000, which provides for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $15.0 million prior to April 1, 2003, based upon levels of the Company's accounts receivables and inventory. At September 30, 2001, based on the Company's borrowing base calculation, the Company had the ability to borrow $15.0 million. At September 30, 2001, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $76.925 million at September 30, 2001, is due in scheduled quarterly payments ranging from $3.5 million to $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus a margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At September 30, 2001 the margin in effect was 0.50% for base rate loans and 1.75% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At September 30, 2001, the commitment fee was 0.25% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of September 30, 2001, the Company was in compliance with the covenants in the credit agreement.

The Company's anticipated debt service obligations under the existing credit facilities for the remainder of 2001 for scheduled principal and interest payments are approximately $4.4 million. Average annual debt service obligations under these same facilities through April, 2003 are approximately $61.0 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2001, principally for molds and tooling, will be approximately $7.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs through 2001. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30 day LIBOR rates of 8% and a floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through September 3, 2002. During the third quarter and nine months ended September 30, 2001, the Company recorded charges to interest expense of approximately $238,000 and $506,000, respectively, related to the decline in fair value of the instrument.

Based on the Company's interest rate exposure on variable rate borrowings at September 30, 2001, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $64,000 per month.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiff seeks actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. In May 2001, the defendants' motion for summary judgment was denied. In September 2001, the California Supreme Court denied permission to the defendants to appeal the denial of their motion for summary judgment. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

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

     (b)     Reports  on  Form  8-K:  None  in  the  third  quarter  of  2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  9th  day  of  November,  2001.

                              RACING  CHAMPIONS  CORPORATION

                              By  /s/  Robert  E.  Dods
                                  ------------------------------------------
                                  Robert E. Dods, Chief Executive Officer


                              By  /s/  Curtis  W.  Stoelting
                                  ------------------------------------------
                                  Curtis W. Stoelting, Executive Vice President, Chief Operating Officer and Secretary