Form 10-K
period 2001-12-31
RACING CHAMPIONS CORP
filed 2002-02-22
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE AT OF 1934

(Mark One)

[X]   Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2001.

[ ]   Transition Report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___ to ____.

                         Commission file number 0-22635


                          Racing Champions Corporation
              ----------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Delaware                                      36-4088307
---------------------------------           ----------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)



    800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, IL       60137
  ----------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)


     Registrant's telephone number, including area code:   630-790-3507
                                                        -------------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:


                                                  Name of each exchange on
  Title of each class                             which registered
            NA                                               NA
  ---------------------------                    ---------------------------


      Securities registered pursuant to Section 12(g) of the Exchange Act:


                     Common Stock, Par Value $.01 Per Share
              ----------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the Registrant's common stock held by nonaffiliates as of February 15, 2002: $133,752,243. Shares of common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

        Number of shares of the Registrant's common stock outstanding as of February 15, 2002: 14,617,408.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

        As used in this report, the terms "we," "us," "our," "Racing Champions" and the "Company" means Racing Champions Corporation and its subsidiaries, unless the context indicates another meaning, and the term "common stock" means our common stock, par value $0.01 per share.

                                     PART I

ITEM 1.  BUSINESS

        For information as to net sales, operating income and identifiable assets by geographic area, see the information set forth under in Note 5 to our consolidated financial statements included elsewhere herein.

OVERVIEW

        We are a leading producer and marketer of innovative collectibles and toys targeted at males of all ages. Our diverse product offering includes scaled die-cast replicas of John Deere agricultural equipment and NASCAR stock cars, other licensed vehicle replicas, pre-teen toys, sports trading cards, racing apparel and souvenirs, and collectible figures. These products are sold under our market-focused brand names, including Racing Champions(R), Ertl(R), American Muscle(TM), AMT(R), W. Britain(R) and Press Pass(R). We reinforce our brands and enhance the authenticity of our products by linking them with highly recognized licensed properties. Our products are marketed through multiple channels of distribution, including mass retailers and specialty and hobby wholesalers and retailers, as well as OEM dealers such as the John Deere dealer network, and to corporate accounts for promotional purposes. We sell through more than 20,000 retail outlets located in North America, Europe and Asia Pacific.

PRODUCTS

        We provide a diverse offering of highly detailed, authentic replicas and stylized toys known for their quality workmanship. Our products have received numerous "best of" awards from collector, family and toy magazines and currently retail from $0.99 to $324.99. We have successfully expanded our product offering, which currently consists of five product categories. By offering a wide range of products at varying price points, we believe our products appeal to a broad rage of consumers. The following chart summarizes our current product categories:

                               OUR KEY                                                   OUR KEY
     CATEGORY                  LICENSES                   BRANDS                        PRICE RANGE
     --------                  --------                   ------                        -----------
Automotive, High            Ford                      Racing Champions                $1.29 - $39.99
Performance and Racing      General Motors            Racing Champions Authentics
Vehicle Replicas            DaimlerChrysler           Ertl Collectibles
                            NASCAR                    American Muscle
                            NHRA                      AMT
                                                      BodyShop


Agricultural,               John Deere                Ertl                            $1.99 - $174.99
Construction and Outdoor    Case IH                   Ertl Precision
Sports Vehicle Replicas     New Holland               Ertl Collectibles
                            Agco                      Outdoor Sportsman
                            Polaris                   Britains
                            Honda

Pre-Teen Vehicles and       John Deere                Ertl                            $1.29 - $299.99
Role Play Activity Toys     Thomas the Tank Engine    Ertl Preschool
                            Bob the Builder           Ertl Toys
                            Warner Brothers           Little Muscle
                            Ford                      Bumble Ball
                            General Motors
                            DaimlerChrysler

Sports Trading Cards and    NASCAR                    Racing Champions                $0.99 - $324.99
Racing Apparel and          NHRA                      Press Pass
Souvenirs                   NFL                       Wheels



Collectible Figures         Realtree                  W. Britain                      $9.95 - $229.00
                            Mossy Oak                 Outdoor Sportsman


        AUTOMOTIVE, HIGH PERFORMANCE AND RACING VEHICLE REPLICAS. We were a pioneer of the licensed die-cast racing replica market and have produced die-cast racing replicas since our inception in 1989, which gives us the longest continuously produced line of racing replicas in the United States and a well-established collector base for our products. Through acquisitions and product development, we have expanded this category to include other automotive and high performance vehicle replicas. We produce a broad line of replicas in this category, including:

        - American Muscle collectible die-cast classic, high performance, entertainment-related and late model automobiles and trucks;

        - Ertl Collectibles die-cast custom imprint cars and trucks and various scales of delivery trucks and tractor trailers;

        - Racing Champions die-cast high performance and late model non-racing cars and trucks;

        - AMT plastic model kits and BodyShop die-cast activity kits principally of vintage and high performance automobiles, race cars, trucks, aircraft and spacecraft; and

        - Racing Champions die-cast stock cars, trucks and team transporters representing a large number of the vehicles competing in the NASCAR Winston Cup Series, NASCAR Busch Grand National Series and the National Hot Rod Association (NHRA) Drag Racing Series.

        We market our 1:64th scale die-cast vehicle replicas to consumers for purchase as either toys or collectibles. Our larger scaled, highly detailed die-cast vehicle replicas are primarily targeted to adult collectors. Collectors, by their nature, make multiple purchases of die-cast vehicles because of their affinity for classic, high performance and late model cars, trucks and hot rods. These collectors value the authenticity of the replicas and the enjoyment of building their own unique collections. Our model kits are primarily 1:25th scale and are purchased primarily by adult hobbyists who enjoy building and collecting a range of models.

        In 2001, we produced over 200 different styles of racing vehicle replicas. Racing vehicle replicas are primarily marketed to racing fans and adult collectors. These fans and collectors are attracted to racing replicas due to the highly detailed, precise nature of the replicas, distinctive paint schemes and the popularity of racing teams, drivers and sponsors represented by the replicas.

        Throughout 2002, we plan to introduce new releases in the American Muscle product line, expand our line of 1:18th scale entertainment-related automotive replicas, ship a new series of 1:64th scale entertainment-related automobiles, release a line of concept cars based on the latest designs from the 2002 auto shows and relaunch our extensive line of 1:64th scale high performance automotive die-cast replicas. In 2002, we plan to reissue over 50 model kits, leveraging our tooling library of over 2,500 models. We also expect to produce racing vehicle replicas for over 60 NASCAR and NHRA race teams. We recently signed new licenses with the Lowe's Home Improvement NASCAR race team driven by Jimmie Johnson and the Tide NASCAR race team driven by Ricky Craven.

        AGRICULTURAL, CONSTRUCTION AND OUTDOOR SPORTS VEHICLE REPLICAS. This category includes replicas of vintage and modern tractors, farm implements and construction vehicles of major OEMs such as John Deere, Case IH and New Holland. We also market replicas of all-terrain vehicles, snowmobiles, power boats and personal watercraft of major manufacturers such as Polaris, Honda, Kawasaki, Mastercraft, Correct Craft and Triton. These replicas are sold at a wide range of retail prices and are positioned from classic sandbox toys to high-end collector display units. Collectors of these vehicle replicas identify with the form and function of the full-sized units, value the authenticity of the replicas and purchase multiple products in order to build their own unique collections.

        In 2002, we plan numerous new releases in this category including over 45 new John Deere agricultural and construction replicas and new Polaris, Kawasaki, Suzuki and Bombardier die-cast all-terrain vehicle replicas. Other new releases include the 1:18th scale 2002 Chevrolet Suburban, 1:18th scale highly detailed Triton bass boat and 1:6th scale Polaris all-terrain vehicle, which will be sold individually and in a set with a 12-inch figure from our Outdoor Sportsman line.

        PRE-TEEN VEHICLES AND ROLE PLAY ACTIVITY TOYS. This category is marketed to parents and grandparents of preschool children and to children ages 5 to 12. Products in this category include:

        - John Deere stylized plastic and metal vehicle replicas, ride-on vehicles and role play activity toys;

        - Thomas the Tank Engine metal train locomotives, rail cars and plastic railway accessories;

        - Bob the Builder plastic and metal construction vehicles, figures and accessories;

        - Scooby Doo, John Deere, Thomas the Tank Engine and NASCAR push and rolls, toy books, radio control vehicles, playsets and puzzles based on various characters from these licensed properties; and

        - Little Muscles plastic and metal personalized vehicles based on licenses from Ford, General Motors and Daimler Chrysler, which we introduced in 2001.

        In 2001, we introduced to John Deere dealers the battery powered, John Deere Gator ride-on, which retailed for $299. This product won numerous "toy of the year" awards and was our top dollar selling item in 2001. We have the right to sell this product through the John Deere dealer network and our manufacturing partner has the right to sell this product in other distribution channels. Other new John Deere ride-ons in 2001 included a metal tricycle, a plastic pedal tractor and two sizes of steel wagons. In 2002, we plan to introduce additional John Deere ride-ons and a Polaris battery powered all-terrain vehicle ride-on.

         SPORTS TRADING CARDS AND RACING APPAREL AND SOUVENIRS. We market our premium collectible sports trading cards under the Press Pass brand name, which primarily feature NASCAR race drivers, team owners and crew chiefs. Press Pass also markets NFL draft pick trading cards, which feature top college players who are expected to be selected in the NFL draft. Our trading cards are targeted to sports fans and trading card collectors. The collector base for sports trading cards primarily consists of children and adult males.

        Racing apparel and souvenirs sold by us include shirts, hats, jackets, sunglasses, key chains, can coolers, bumper stickers, license plates and other souvenirs featuring racing related licenses. Licensed properties on these products include NASCAR, Ford Racing, Chevrolet Racing, Dodge Racing, Caterpillar Racing and Cartoon Network Racing. In 2002, we added licensed properties from the Lowe's Home Improvement and Tide racing teams. We primarily sell apparel and souvenir products at trackside trailer concessions at NASCAR racing events. We also distribute these products to wholesalers and retailers.

        COLLECTIBLE FIGURES. Under the brand name of W. Britain, we sell hand painted metal military and ceremonial figures fashioned after European and American historical events and themes. The W. Britain metal figures and sets are sold primarily at collector, hobby, gift and specialty stores. In 2001, we launched our Outdoor Sportsman product line of 12-inch and 5-inch plastic figure replicas dressed in authentic outdoor sports attire, licensed from Realtree and Mossy Oak, and outdoor sports accessory replicas. In 2002, we plan to introduce a new line of highly detailed historic military leaders, sculpted as 12-inch plastic figures and dressed in authentic replica clothing. In some cases, these figures will be packaged and sold as a set with a miniature metal figure of the same military leader.

NEW PRODUCTS

        A key component of our strategy is to be first to market with innovative collectibles and toys. We focus on identifying new product or licensing opportunities in market segments where significant consumer enthusiasm exists. We have an intimate understanding of the markets we serve due to the insight of our integrated development teams, each of which focuses exclusively on a specific end user group. This focus allows us to better understand the unique preferences of our target markets and develop innovative, branded products that appeal to our consumers' passions. Some of our new products are extensions to our existing product lines and others are entirely new product lines. The following is a summary of the six new product lines we plan to introduce in 2002.

        50TH ANNIVERSARY CORVETTE. In the second half of 2002, we will begin shipping special 50th Anniversary Corvette products based on a license agreement with General Motors, which is exclusive for model kits and 1:18th scale die-cast replicas and non-exclusive for 1:64th scale die-cast replicas. This product line will include the release of a special American Muscle die-cast replica series of milestone Corvettes. We will also launch a special series of AMT and BodyShop Corvette model kits commemorating the 50th anniversary. With some of our retailers, we expect to receive incremental shelf space for these product lines, which are a natural extension of our die-cast vehicle replicas and model kits.

         HARLEY-DAVIDSON. We recently signed a multi-year license agreement with this legendary motorcycle manufacturer, which will allow us to produce and market the following products to selected distribution channels beginning in the second half of 2002.

        - Harley-Davidson Collectibles. Under the American Muscle brand, we plan to produce both 1:18th scale and 1:10th scale highly detailed collectible Harley-Davidson die-cast replicas. We plan to market these products at Harley-Davidson dealers, at specialty, collector and hobby stores and at non-discount chain retailers. We believe that the collectible Harley-Davidson product line will expand our reach to include an entirely new audience and collector base.

        - Harley-Davidson Preschool Toys. We plan to introduce a new line of Harley-Davidson preschool toys, including personalized motorcycles, motorcycle rider figures, accessories and play sets. We plan to market these products at Harley-Davidson dealers, at specialty and independent toy stores and at non-discount chain retailers.

        - Harley-Davidson NHRA Pro Stock Drag Racing Bike. For the first time, Harley-Davidson is producing a drag racing bike for competition on the NHRA circuit. In 2002, we plan to produce a new 1:6th scale Racing Champions Authentics replica of the Harley-Davidson NHRA Pro Stock drag racing bike that we will market through Harley-Davidson dealers and hobby stores.

        HOMETOWN ROADWAY. We plan to introduce Hometown Roadway(TM), interlocking wooden track vehicle and building systems based on hometown real-life themes from licensing partners such as John Deere, Texaco, Ford, General Motors and DaimlerChrysler. The basic units will include wooden vehicles and connecting wooden roadway sections and will be compatible with existing wooden vehicle systems. We also plan to produce wooden police, fire and rescue vehicle systems. In addition to selling basic units, we plan to sell larger sets, which would include wooden vehicles, a wooden roadway and wooden replica buildings.

        JOYRIDE STUDIOS. We recently introduced JoyRide Studios, a new brand of collectible figures and vehicles based on popular video game titles. Introductions of the articulated figures and highly detailed vehicles will be based on new video game releases and will include special "codes, strategies and cheats" from the experts at GamePro Magazine, a multi-platform gaming magazine that is a popular publication for gamers, and Nintendo Power, a popular gaming magazine focused on Nintendo platform games. GamePro Magazine and Nintendo Power are also providing development and marketing support for most of these product lines.

        The new JoyRide Studios' branded products will be released beginning in July 2002 under license agreements with well-known video game publishers, such as Nintendo, Sega and Electronic Arts. These products will feature famous characters from video game software available on personal computers and on top-selling next-generation video game systems including Nintendo's GameCube and Game Boy Advance, Sony's PlayStation 2 and Microsoft's Xbox. Initial collectible video game figures and vehicles will be based on properties such as SSX Tricky, Cel Damage, Command & Conquer, Sonic the Hedgehog, Virtua Fighter 4, Super Monkey Ball, Crazy Taxi, Luigi's Mansion, Legend of Zelda and Metroid. We plan to market these products through many of our existing customers as well as through electronic and video game retailers.

        STACKERS. In 2002, we will introduce Stackers(TM), an interactive building block and track system that also serves as a play environment and display cases for 1:64th scale die-cast vehicle replicas. This product line will include display blocks, connecting tracks and other accessories and will be sold in sets, most of which will include our 1:64th scale die-cast vehicle replicas. The Stackers display blocks are buildable into extensive designs and are compatible with existing block building systems. Stackers will be sold primarily at mass retailers and specialty toy stores.

        DR. SEUSS. We recently signed a license agreement with Dr. Seuss Enterprises, L.P., which allows us to develop and market a line of highly featured figures and vehicles based on the world famous books from Dr. Seuss. Initial products will include well-known scenes from the

The Cat in the Hat and Green Eggs and Ham. We plan to release these products beginning in July 2002 in specialty and independent toy stores and in non-discount chains.

LICENSES

        We market virtually all of our products under licenses from other parties. We have license agreements with automotive and truck manufacturers; agricultural, construction and outdoor sports vehicle and equipment manufacturers, major race sanctioning bodies; race team owners, sponsors and drivers; and entertainment, publishing and media companies. A significant element of our strategy depends on our ability to identify and obtain licenses for recognizable and respected brands and properties. Our licenses reinforce our brands and establish our products' authenticity, credibility and quality with consumers and, in some cases, provide for new product development opportunities and expanded distribution channels. Our licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. Our licenses often require us to make minimum guaranteed royalty payments whether or not we meet specific sales targets. We have approximately 600 license agreements generally for terms of 1 to 3 years.

CHANNELS OF DISTRIBUTION

        Our products are available through more than 20,000 retail outlets located in North America, Europe and Asia Pacific. We market our products through multiple channels of distribution in order to maximize our sales opportunities for our broad product offering. Products with lower price points are generally sold in mass retail channels while products with higher detailed features and prices are typically sold in hobby, collector and independent toy stores and through wholesalers and OEM dealers. Our leading position in multiple distribution channels enhances our ability to secure additional licenses, extends the reach of our products to consumers and mitigates the risk of concentration by channel or customer.

        MASS RETAILERS. We marketed 40.8% of our products through the mass retail channel in 2001. Our products marketed through this channel are targeted predominantly at price conscious end-users. As a result, the majority of our products marketed through this channel are designed to span lower price points and retail for less than $30. Key customers in our mass retail channel include Wal-Mart, Kmart, Target, Toys R Us, Zany Brainy and Tractor Supply Corporation.

        SPECIALTY AND HOBBY WHOLESALERS AND RETAILERS. We sell many of the products available at mass retailers as well as special higher feature and higher priced products to specialty and hobby wholesalers and retailers. We reach these customers directly through our internal telesales group and business-to-business web site and through specialty toy outside representatives and collectible and toy trade shows. Key customers in our specialty and hobby wholesaler and retailer channel include Great Planes, Master Toys, Excell Marketing, Toymaster and Horizon Hobby.

        OEM DEALERS. We often sell licensed products to the licensing OEM's dealer network. OEM licensing partners benefit from our OEM dealer sales by receiving additional royalties. We often give OEM dealers the first opportunity to purchase new products and provide them with a short-term exclusive period. Key customers in our OEM dealer channel include John Deere, Case IH and Polaris. In 2002, we expect our new Harley-Davidson product line to expand our OEM dealers channel.

        CORPORATE PROMOTIONAL ACCOUNTS. We have the top position in North America in the die-cast vehicle corporate promotional channel. Corporate promotional products allow a company to promote its products, reinforce its brands and reward employees and customers. In this channel we can cost-effectively accommodate both large unit orders and lower unit orders, which gives us a competitive advantage. Key customers in our corporate promotional account channel include Texaco, Matco Tools, Mac Tool, BP Amoco and Bristol-Myers Squibb.

        DIRECT TO CONSUMER. We make certain of our products available for direct sales to consumers through our trackside event sales concessions, our company stores, our business-to-consumer website located at www.diecastexpress.com and our strategic alliance with the Bradford Group, a top direct marketing company. Individual products sold direct to consumer are sold at prices similar to retail prices found at retailers, hobby stores and dealers.

PATENTS AND TRADEMARKS

        We have registered several trademarks with the U.S. Patent and Trademark Office, including the marks Racing Champion(R), Ertl(R) and Press Pass(R). A number of Ertl trademarks are also registered in foreign countries. We hold U.S. patents for our trading card display stand and model vehicle and for our unique packaging system which includes a die-cast vehicle, emblem and display stand. We believe that there is a significant value in our Racing Champions and Ertl trademarks and plan to build additional value through increased customer awareness of many of our other trade names and trademarks.

SALES AND MARKETING

        Our sales organization consists of an internal sales force and external sales representative organizations. Our internal sales force provides direct customer contact with nearly all of our retail chains and key wholesale accounts. A number of accounts are designated as "house accounts" and are handled exclusively by our internal sales staff. Our inside sales and customer service groups use telephone, mailings, faxes and e-mails to directly contact OEM dealers and smaller volume customers such as collector, hobby, specialty and independent toy stores.

        Our internal sales force is supplemented by external sales representative organizations that are divided geographically. These external sales representative organizations provide more frequent customer contact and solicitation of the national, regional and specialty retailers and supported 32.2% of our net sales in 2001. External sales representatives generally earn commissions of 1% to 10% of the net sales price from their accounts, and their commissions are not affected by the involvement of our internal sales force with a customer or sale.

        In 2001, we launched a business-to-business website called RCE Advantage(TM) located at www.rceb2b.com. This website, targeted to smaller volume accounts, allows qualified customers to view new product offerings, place orders, check order and shipping status and review account history information. We believe that RCE Advantage leverages our internal sales force, inside sales group and customer service group by providing customers with information access and ordering capability.

        We direct our marketing program toward collectors, current users and potential new users that fit the demographic profile of our target market. The focus of our marketing plan is to increase awareness of our product offerings and brand names. We use the following media in our marketing plan.

        - Advertising. We place advertisements in publications with high, specific market penetration such as outdoor sports enthusiast, die-cast, trading card collector and figure collector publications. We also advertise in national publications read by our targeted enthusiasts, demographic profile and collector base, such as NASCAR Magazine, Parenting Magazine and Toy Cars & Models. We also use advertisements on cable television programs that target our consumers. For example, in 2001, we promoted our new Outdoor Sportsman product line by advertising on cable television hunting and fishing shows and by placing advertisements in outdoor sports related publications.

        - Public Relations. We have developed a sustained public relations effort to build relationships with editors at collector publications. Ongoing product notices keep editors abreast of changing products, increase our credibility and market acceptance, and encourage the editorial staffs of these publications to give more coverage to our products. We also use press releases to increase awareness of new product introductions.

        - Co-op Advertising. We work closely with retail chains to plan and execute ongoing retailer driven promotions and advertising. The programs usually involve promotion of our products in retail customers' print circulars, mailings and catalogs.

        - Direct Consumer. The Internet is an increasingly important part of our marketing plan because collectors have quickly adopted the Internet as a preferred way to communicate with other enthusiasts about their hobby. We have established a website located at www.rcertl.com that highlights our products, lists product release dates and collects market data directly from consumers. We also gather consumer information through consumer letters, e-mail, telephone calls and product surveys.

COMPETITION

        We compete with several large international toy and collectible companies, such as Mattel, Inc., Hasbro, Inc., Action Performance Companies, Inc., Jakks Pacific Inc., Little Tikes Company and Maisto Ltd., and with other producers of vehicle replicas, toys and model kits such as Playing Mantis, Yat Ming, Burago, FUNline, Revell-Monogram and Zindart/Corgi. Our Press Pass sports trading cards compete primarily with Topps, Upper Deck and Fleer, and with several smaller companies with more limited product lines. Competition in the distribution of our products is intense and is primarily based on product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements for existing and new products to be sold through specific distribution channels or retail outlets. Many of our competitors have greater financial, technical, marketing and other resources than we have.

PRODUCTION

        We are an industry leader in bringing new products to market rapidly and efficiently. Our integrated design and engineering expertise, extensive library of die-cast molds and dedicated suppliers enable us to be first to market with many innovative products.

        FAR EAST PRODUCT SOURCING. We have operations in Kowloon, Hong Kong and in the Racing Industrial Zone in Dongguan City, China and employ 154 people in Hong Kong and China who oversee the sourcing of the majority of our products. This group assists our suppliers in sourcing raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from China.

        FAR EAST PRODUCTION. All of our products are manufactured in China, except for plastic ride-ons, sports trading cards and racing apparel and souvenirs. Our China-based product sourcing accounted for approximately 83.6% of our total product purchases in 2001. We primarily use four independent, dedicated suppliers who manufacture only our products in six factories, five of which are located in the Racing Industrial Zone. These independent, dedicated suppliers produced approximately 67.0% of our China-based product purchases in 2001. In order to supplement our independent, dedicated suppliers, we use approximately 10 other suppliers in China. All products are manufactured to our specifications using molds and tooling that we own. These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production. We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers. Most of our suppliers have been supplying us for more than five years. Our purchases in 2001 from our independent, dedicated suppliers, Sharp Success, Win Yield, Sunrise and Shun Fung were 26.9%, 18.0%, 13.5%, and 8.5%, respectively, of our China-based product purchases. We have only purchase orders and not long-term contracts with our suppliers.

        DOMESTIC PRODUCTION. The production of plastic ride-ons, sports trading cards and NASCAR apparel and souvenirs is completed primarily by U.S.-based suppliers. We create the product design and specifications and coordinate the manufacturing activities. We generally prefer to coordinate the production of these products through a limited number of suppliers and believe that a number of alternate suppliers are available.

        TOOLING. To create new products, we continuously invest in new tooling. These tooling expenditures represent the majority of our capital expenditures. Depending on the size and complexity of the product, the cost of tooling a product generally ranges from $15,000 to $150,000. For many of our products, we eliminate significant tooling time by utilizing our extensive tooling library of over 13,000 tools. We own all of our tools and provide them to our suppliers during production. Tools are returned to us when a product is no longer in production and are stored for future use.

        PRODUCT SAFETY. Our products are designed, manufactured, packaged and labeled to conform with the U.S. safety requirements of the American Society for Testing and Materials and the Consumer Product Safety Commission and are periodically reviewed and approved by independent safety testing laboratories. Products sold in Europe also conform to European Commission standards. We carry product liability insurance coverage with a limit of over $20.0 million per occurrence. We have never been the subject of a product liability claim.

        LOGISTICS. Our customers purchase our products either in the United States or the United Kingdom, or directly from China. We own a distribution facility in Dyersville, Iowa and use an independent warehouse in the United Kingdom.

SEASONALITY

        We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 58.2% of our net sales over the two years ended December 31, 2001 were generated in the second half of the year, with September and October being the largest shipping months. As a result, our investment in working capital, mainly inventory and accounts receivable is highest during the fourth quarter and lowest during the first quarter.

CUSTOMERS

        We derive a significant portion of our sales from some of the world's largest retailers and OEM dealers. Our top five customers accounted for 34.1%, 37.4% and 39.0% of total net sales in 1999, 2000 and 2001, respectively. Wal-Mart and the John Deere dealer network, our largest customers, accounted for 15.6% and 14.6% of total net sales in 2001, respectively. Other than Wal-Mart and the John Deere dealer network, no other customer accounted for more than 10% of our total net sales in 1999, 2000 or 2001. Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers.

EMPLOYEES

        As of December 31, 2001, we had 418 employees, 16 of whom were employed part-time. We emphasize the recruiting and training of high quality personnel and, to the extent possible, promote people from within Racing Champions. A collective bargaining agreement covers 57 of our employees, all of whom work in the distribution facility in Dyersville, Iowa. We consider our employee relations to be good. Our continued success will depend in part on our ability to attract, train and retain qualified personnel at all of our locations.

ITEM 2.  PROPERTIES

        As of December 31, 2001, our facilities were as follows:

            DESCRIPTION                SQUARE FEET         LOCATION             LEASE EXPIRATION
-----------------------------------    -----------        -----------           ----------------
Corporate Headquarters............        10,257       Glen Ellyn, IL            October 2003
 Hong Kong office.................        19,828       Kowloon, Hong Kong        June 2002
 Racing Champions South, Inc. office       6,864       Charlotte, NC             April 2007
 Racing Champions South, Inc. office
 and warehouse...............             40,000       Mooresville, NC           February 2002
 Racing Champions Ertl, Inc. office
 and warehouse....................       328,000       Dyersville, IA            Owned
 Racing Champions Ertl, Inc.
 warehouse........................       171,500       Dyersville, IA            Owned
 Racing Champions International
 Limited office...................         5,419       Exeter, United Kingdom    October 2013

 Racing Champions International           71,026       Nottingham, United        September
 Limited warehouse(1).......                           Kingdom                   2004

 Racing Industrial Zone office,                                                  June 2002 through
 quarters and storage.............         53,700      Dongguan City, China      March 2003
 Green's Racing Souvenirs, Inc.
 office and warehouse.............         20,000      South Boston, VA          December 2004

--------------------
(1) The Nottingham warehouse has been sublet and is no longer used in the our operations. U.K. distribution activities have been contracted to an independent warehouse.

ITEM 3.  LEGAL PROCEEDINGS

        We have settled the securities class action lawsuit originally filed in 2000 in the U.S. District Court for the Northern District of Illinois, Eastern Division under the caption Market Street Securities, Inc., et al. v. Racing Champions Corporation, et al. Pursuant to the settlement, we made a $1.8 million payment, which was covered by insurance. We incurred legal expenses of approximately $1.0 million in connection with this lawsuit that were not covered by insurance.

        In August 1999, a purported class action lawsuit was filed against us in the U.S. District Court for the Southern District of California, in a case entitled Dumas, et al. v. Racing Champions Corporation. The complaint alleges that the defendants have violated RICO and the California Unfair Competition Law by selling packs of sports trading cards containing random assortments of cards of varying values. This lawsuit has been dismissed by the trial court and currently is on appeal to the Ninth Circuit Court of Appeals. The appeal was consolidated with appeals of seven virtually identical lawsuits filed by other putative plaintiffs' classes. We dispute this claim and intends to vigorously defend our position, although no assurances can be given as to the outcome of this matter.

        A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiffs seek actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. In May 2001, the defendant's motion for summary judgment was denied. In September 2001, the California Supreme Court denied permission to the defendants to appeal the denial of their motion for summary judgment. The plaintiffs' motion for class certification is currently pending with the trial court. We dispute these claims and intend to vigorously defend our position, although no assurance can be given as to the outcome of this matter.

        We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has traded on the Nasdaq SmallCap Market under the symbol "RACN" since May 8, 2000. Prior to May 8, 2000, the common stock traded on the Nasdaq National Market. We have applied to have our common stock listed on the Nasdaq Stock Market under the symbol "RACN." The following table sets forth the high and low closing sale prices for the common stock as reported by the Nasdaq for the periods indicated.

                                                                  HIGH            LOW
                                                                  ----            ---
       2000:
           First Quarter..............................          $ 5.00           $ 3.13
           Second Quarter.............................            3.53             1.13
           Third Quarter..............................            1.78             0.84

           Fourth Quarter.............................            1.69             0.84
       2001:
           First Quarter..............................          $ 3.31           $ 1.00
           Second Quarter.............................            5.20             2.40
           Third Quarter..............................            7.50             4.15

           Fourth Quarter.............................           12.95             4.53

        As of December 31, 2001, there were approximately 176 holders of record of our common stock and over 1,800 beneficial owners of our common stock.

        We have not paid any cash dividends on our common stock. We intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our amended credit agreement contains a provision restricting our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements and the notes to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of income data for the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from our audited consolidated financial statements included elsewhere herein. The consolidated statement of income data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 are derived from our audited consolidated financial statements which are not included herein.

                                                        YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------
                                         1997       1998        1999         2000          2001
                                       -------    -------      ------       ------        ------
CONSOLIDATED STATEMENTS OF INCOME:                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................       $83,745   $156,464     $231,360    $214,806      $203,248
Cost of sales (1)...............        38,642     70,850      132,683     116,328        99,481
                                        ------   --------    ---------   ---------     ---------
  Gross profit..................        45,103     85,614       98,677      98,478       103,767
Selling, general and
 administrative expenses (1)(2).        29,625     54,302       79,762      71,636        67,853
Other charges (3)...............             -      5,526        6,400           -             -
Amortization of goodwill and
 other assets...................         2,216      2,663        3,543       3,795         3,376
                                       -------   --------    ---------   ---------     ---------
  Operating income..............        13,262     23,123        8,972      23,047        32,538
Interest expense................         5,220      2,751        7,650      11,375         6,470
Other expense (income)..........           200        399         (105)        662           277
                                       -------   --------    ---------   ---------     ---------
  Income before income taxes....         7,842     19,972        1,427      11,010        25,791
Income tax expense..............         3,306      8,231          892       5,120        10,668
                                       -------   --------    ---------   ---------     ---------
  Net income from continuing
   operations before
   extraordinary item...........       $ 4,536   $ 11,741     $    535    $  5,890      $ 15,123
                                       =======   ========    =========   =========     =========
Net income from continuing
 operations before extraordinary
 item per share:
  Basic.........................         $0.33      $0.73        $0.03       $0.40         $1.03
  Diluted.......................          0.32       0.71         0.03        0.39          1.00
Weighted average shares
 outstanding:
  Basic.........................        12,279     15,982       16,249      14,827        14,663
  Diluted.......................        12,621     16,426       16,588      15,085        15,159

                                                            AS OF DECEMBER 31,
                                      ------------------------------------------------------------
                                         1997       1998         1999        2000         2001
                                      ---------   ---------   ---------    --------     --------
BALANCE SHEET DATA:                                       (IN THOUSANDS)
 Working capital...............        $(4,053)  $  9,420     $ 39,028    $ 38,955      $ 26,392
 Total assets..................         29,240    160,504      276,282     251,907       235,523
 Total debt....................         29,186     34,000      123,000      97,000        62,000
 Total stockholders' equity....         91,604    102,582      101,848     104,565       117,761

---------------------

(1) Depreciation expense was approximately $2.2 million, $3.3 million, $7.5 million, $9.6 million and $9.2 million for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.

(2) Selling, general and administrative expenses for 2000 include a charge of $2.5 million related to minimum guaranteed royalty payments on NASCAR-related licensing agreements, which exceeded royalties earned on product sales.

(3) Other charges include $5.5 million in merger related costs for the year ended December 31, 1998 in connection with the acquisition of Wheels Sports Group, Inc. and $6.4 million in restructuring and other charges for the year ended December 31, 1999 in connection with the integration of The Ertl Company, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a leading producer and marketer of collectibles and toys targeted at males of all ages. Our products are marketed through multiple channels of distribution and are available at more than 20,000 retail outlets located in North America, Europe and Asia Pacific. Our product categories include (i) automotive, high performance and racing vehicle replicas; (ii) agricultural, construction and outdoor sports vehicle replicas; (iii) pre-teen vehicles and role play activity toys; (iv) sports trading cards and racing apparel and souvenirs; and (v) collectible figures. We market virtually all of our products under licenses from other parties, and we are currently party to approximately 600 license agreements.

        Corporate History. Since our inception in 1989, we have capitalized on the popularity of themed collectibles and toys. We became well known in the early 1990's for our officially licensed collectible die-cast replicas of popular race cars. We capitalized on our status as a pioneer of this market to become a leading producer of other automotive die-cast replicas. These products were primarily sold in the mass retail channel under our Racing Champions brand.

        On April 30, 1996, an investor group led by Willis Stein & Partners, L.P. and some members of our management consummated a recapitalization transaction in which our foreign and domestic operations were combined. This transaction was accounted for using the purchase method and provided us with a stronger platform to manage our business more effectively.

        Following several years of strong growth, we completed an initial public offering in June 1997. In the offering, we sold approximately 5.4 million shares of common stock and received net proceeds of $68.7 million. This offering provided us with additional capital to grow our business through internal initiatives and acquisitions.

        In June 1998, we acquired Wheel Sports Group, Inc. (subsequently renamed Racing Champions South, Inc.) for 2.7 million shares of our common stock. This transaction was accounted for as a pooling of interests. All financial information is presented as if this transaction had been effected as of the beginning of the earliest reporting period. The purchase of Wheel Sports Group built upon our strength in the racing segment by expanding our product lines to include collectible sports trading cards, souvenirs and apparel.

        In April 1999, we acquired The Ertl Company, Inc. for approximately $94.6 million in cash. This transaction was accounted for using the purchase method and accordingly, the operating results of Ertl have been included in our consolidated financial statements since the date of the acquisition. Ertl is a premier producer and marketer of collectibles and toys focused on agricultural and heavy equipment die-cast vehicle replicas, classic and high performance die-cast vehicle replicas, custom imprint die-cast vehicle replicas, preschool toys, collectible figures and hobby model kits. The combination dynamically transformed us into the company now known as Racing Champions Ertl.

        Integration Initiatives. During 1999 and 2000, we focused on integrating our acquisitions, particularly Ertl. We implemented numerous initiatives to achieve synergies and cost savings from these acquisitions. For example, we:

        -   relocated certain tooling and production to China from Mexico;
        - combined offices and warehouses in the United States, Hong Kong and China, and eliminated excess facilities;
        -   consolidated back-office and support functions and systems;
        - simplified the organizational structure, eliminated redundant functions and right-sized facilities across the combined entity; and
        -   eliminated unprofitable products and product lines.

        In 2001, we realized significant benefits from the integration, which reduced Ertl's inventory and resulted in increased profitability and cash flow. Our gross margins increased from 42.7% in 1999 to 51.1% in 2001 and our selling, general and administrative expenses declined 14.9%, from $79.8 million in 1999 to $67.9 million in 2001. From our highest debt level after the Ertl acquisition closed, we have reduced our bank debt by $84.3 million to $62.0 million as of December 31, 2001 through our integration initiatives and active working capital management.

        Sales. Our sales are primarily derived from the sale of collectibles and toys and are recognized upon transfer of title of product to our customers. We market our products through a variety of distribution channels, including mass retailers; specialty and hobby wholesalers and retailers; OEM dealers; corporate promotional accounts; and direct to consumer. For the years ended December 31, 1999, 2000, and 2001, sales to mass retailers comprised 43.5%, 41.2% and 40.8%, respectively, of our net sales.

        Our products are marketed and distributed in North America, Europe and Asia Pacific. International sales constituted less than 10% of our net sales for each of the last three years. We expect international sales to increase over the next several years as we expand our geographic reach. Our net sales have not been materially impacted by foreign currency fluctuations.

        We derive a significant portion of our sales from some of the world's largest retailers and OEM dealers. Our top five customers accounted for 34.1%, 37.4% and 39.0% of our net sales in 1999, 2000 and 2001, respectively. Wal-Mart and the John Deere dealer network, our largest customers, accounted for 15.6% and 14.6% of our net sales in 2001, respectively. Other than Wal-Mart and the John Deere dealer network, no other customer accounted for more than 10% of our net sales in 1999, 2000 or 2001.

        We provide customers the option to take delivery of our products either in the United States or the United Kingdom with credit terms ranging from 30 to 120 days or directly in China with payment made by irrevocable letter of credit or wire transfer. Since direct sales from China reduce our distribution and administrative costs, we generally grant price discounts of 15.0% to 25.0% on these sales, which results in lower gross profit margins for these sales compared to sales completed in the United States or the United Kingdom. Therefore, annual fluctuations in the mix of products delivered in the United States or the United Kingdom versus products delivered in China will affect year-to-year comparability of net sales and gross profit margins. However, we believe that our operating income margin is comparable for products delivered in China versus products delivered in the United States or the United Kingdom due to the elimination of distribution and certain administrative costs. For the years ended December 31, 1999, 2000, and 2001, direct sales from China constituted 21.5%, 13.2% and 9.8%, respectively, of our net sales.

        We do not sell our products on consignment and ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Returns and allowances have ranged from 5.0% to 9.0% of net sales over the last three fiscal years.

        Expenses. Cost of sales primarily consists of purchases of finished products, which accounted for 85.6%, 81.4 % and 80.1% of our cost of sales in 1999, 2000 and 2001, respectively. The remainder of our cost of sales includes tooling depreciation, freight-in from the supplier and concept and design expenses. Substantially all of our purchases of finished products are denominated in Hong Kong dollars and, therefore, subject to currency fluctuations. Historically, we have not incurred substantial expense due to currency fluctuations because the Hong Kong government has maintained a policy of linking the U.S. dollar and the Hong Kong dollar since 1983.

        Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing expenses, freight-out to customers and sales commissions. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid on a product to various licensors. In 2001, aggregate royalties by product ranged from approximately 2.0% to 20.0% of our selling price. Royalty expense for 2001 was approximately 9.4% of our net sales. Sales commissions range from 1.0% to 10.0% of the net sales price and are paid quarterly to our external sales representative organizations. In 2001, sales subject to commissions represented 32.2% of our net sales and sales commission expense was 1.8% of our net sales.

        Seasonality. We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 58.1% of our net sales over the two years ended December 31, 2001 were generated in the second half of the year. As a result, our investment in working capital, mainly inventory and accounts receivable is generally highest during the fourth quarter and lowest during the first quarter.

RESULTS OF OPERATIONS


                                                            YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------
                                         1999                      2000                       2001
                                  --------------------    ------------------------    -------------------
                                   AMOUNT     PERCENT      AMOUNT         PERCENT      AMOUNT    PERCENT
                                  --------   ---------    --------       ---------    --------  ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................  $231,360      100.0%    $214,806         100.0%     $203,248    100.0%

Cost of sales...................   132,683       57.3      116,328          54.2        99,481     48.9
                                   -------      -----      -------         -----       -------    -----
 Gross profit...................    98,677       42.7       98,478          45.8       103,767     51.1
Selling, general and
 administrative expenses........    79,762       34.5       71,636          33.3        67,853     33.4
Amortization of goodwill and
 other assets...................     3,543        1.5        3,795           1.8         3,376      1.7
Restructuring and other charges.     6,400        2.8            -           0.0             -      0.0
                                   -------      -----      -------         -----       -------    -----
 Operating income...............     8,972        3.9       23,047          10.7        32,538     16.0
Interest expense, net...........     7,650        3.3       11,375           5.3         6,470      3.2
Other expense (income)..........      (105)       0.0          662           0.3           277      0.1
                                   --------     -----      -------         -----       -------    -----
 Income before income taxes.....     1,427        0.6       11,010           5.1        25,791     12.7
Income tax expense..............       892        0.4        5,120           2.4        10,668      5.2
                                   -------      -----      -------         -----       -------    -----
 Net income.....................  $    535        0.2     $  5,890           2.7      $ 15,123      7.5
                                   =======      =====      =======         =====       =======    =====

Net income per share:
 Basic..........................  $   0.03                $   0.40                    $   1.03
 Diluted........................      0.03                    0.39                        1.00
Weighted average shares
 outstanding:
 Basic..........................    16,249                  14,827                      14,663
 Diluted........................    16,588                  15,085                      15,159


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

        Net Sales. Net sales decreased $11.6 million, or 5.4%, to $203.2 million for 2001 from $214.8 million for 2000. Approximately $7.4 million of the sales decrease was due to fewer sales of low margin liquidation items. Sales in our automotive, high performance and racing vehicle replica category decreased 16.7%. Sales in our agricultural, construction and outdoor sports vehicle replica category decreased 8.6%. The decreased sales in these categories were primarily due to fewer inventory liquidations, a focused effort of SKU reduction and the timing of new releases in 2001. These decreases were partially offset by increased sales of sports trading cards and racing apparel and souvenirs, which increased 48.4%, due to additional trading card releases in 2001 versus 2000, as well as increased sales of our apparel and souvenirs at trackside events. Sales in the pre-teen and role play activity toys category also increased by 6.2%, primarily due to the introduction of new John Deere ride-ons and the Little Muscle product line. Sales in the collectible figures category increased 3.8%, due to the introduction of Outdoor Sportsman collectible figures and increased sales of our W. Britain collectible metal figures.

        Gross Profit. Gross profit increased $5.3 million, or 5.4%, to $103.8 million for 2001 from $98.5 million for 2000. The gross profit margin increased to 51.1% in 2001 from 45.8% in 2000. The increase in the gross profit margin was attributable to realization of a full year's benefit from the integration of Ertl, including better product sourcing, consolidated manufacturing in China and streamlined product development efforts, as well as a reduction in sales of products with lower margins. There were no major changes in the components of cost of sales.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.7 million, or 5.2%, to $67.9 million for 2001 from $71.6 million for 2000. The decrease was due in part to the realization of a full year's benefit from the integration of Ertl and improved control of discretionary expenditures, but was also impacted by the lower sales volume in 2001. In addition, selling, general and administrative expenses for 2000 included a $2.5 million charge related to minimum guaranteed royalty payments on NASCAR-related license agreements, which exceeded royalties earned on product sales. As a percentage of net sales, selling, general and administrative expenses remained relatively constant at 33.4% for 2001 and 33.3% for 2000.

        Operating Income. Operating income increased $9.5 million, or 41.3%, to $32.5 million for 2001 from $23.0 million for 2000. As a percentage of net sales, operating income increased to 16.0% for 2001 from 10.7% for 2000.

        Net Interest Expense. Net interest expense of $6.5 million for 2001 and $11.4 million for 2000 related primarily to bank term loans and a line of credit. The decrease in net interest expense was due to the reduction in average outstanding debt balances and the decrease in interest rates.

        Income Tax. Income tax expense for 2001 and 2000 included provisions for federal, state and foreign income taxes at an effective rate of 41.4% and 46.5%, respectively. The reduction in the effective income tax rate is a result of generating higher income before income taxes while nondeductible items remained comparable.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        Net Sales. Net sales decreased $16.6 million, or 7.2%, to $214.8 million for 2000 from $231.4 million for 1999. This decrease was primarily attributable to the decrease in sales of our automotive, high performance and racing vehicle replica category, which decreased 27.4%. Most of this decrease was concentrated in our racing vehicle replica product lines, which decreased 73.8%. Sales in our sports trading cards and racing apparel and souvenirs category also decreased by 34.3%. The decreased sales in these categories were primarily due to reduced purchases of NASCAR-related product by mass retailers and wholesalers. These decreases were partially offset by increases of sales in our pre-teen vehicles and role play activity toys category, which increased by 78.8%, our agricultural, construction and outdoor sports vehicle replicas category, which increased by 26.2%, and our collectible figures category, which increased by 17.5%. Each of these categories benefited from new product extensions and releases in several lines.

        Gross Profit. Gross profit decreased $0.2 million, or 0.2%, to $98.5 million for 2000 from $98.7 million for 1999 due primarily to lower sales volume. The gross profit margin increased to 45.8% in 2000 from 42.7% in 1999. The increase in the gross profit margin was attributable to the integration of operations with Ertl, better sourcing of products, lower product costs and a reduction in sales of products with lower margins. There were no major changes in the components of cost of sales.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.2 million, or 10.3%, to $71.6 million for 2000 from $79.8 million for 1999. The decrease was due primarily to the integration of operations and control of discretionary expenditures, but was also impacted by the lower sales volume in 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 33.3% for 2000 from 34.5% for 1999. Selling, general and administrative expenses for 2000 included a $2.5 million charge related to minimum guaranteed royalty payments on NASCAR-related license agreements, which exceeded royalties earned on product sales.

        Operating Income. Operating income increased $14.0 million, or 155.6%, to $23.0 million for 2000 from $9.0 million for 1999. As a percentage of net sales, operating income increased to 10.7% for 2000 from 3.9% for 1999.

        Net Interest Expense. Net interest expense of $11.4 million for 2000 and $7.7 million for 1999 related primarily to bank term loans and a line of credit. The increase in net interest expense was due primarily to the increases in average outstanding debt balances and interest rates.

        Income Tax. Income tax expense for 2000 and 1999 included provisions for federal, state and foreign income taxes at an effective rate of 46.5% and 62.5%, respectively. The reduction in the effective income tax rate is a result of generating higher income before income taxes while nondeductible items remained comparable.

LIQUIDITY AND CAPITAL RESOURCES

        We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility. Our operating activities generated cash of approximately $45.0 million in 2001, $38.6 million in 2000 and $22.1 million in 1999. Net cash provided by operating activities for 2001 increased primarily due to improved net income and reduced investment in working capital, principally inventory and accounts receivable. The decrease in working capital was a result of lower sales volume and improved management of capital resources.

        Net cash used in investing activities was $6.5 million in 2001 compared to $8.2 million in 2000. The decrease from 2001 to 2000 was primarily attributable to the lower levels of capital expenditures of $6.5 million in 2001 as compared to $8.2 million in 2000. Capital expenditures for molds and tooling for 2001 and 2000 were $5.2 million and $7.0 million, respectively.

        Net cash used in financing activities was $35.2 million in 2001 as compared to $30.0 million in 2000. In 2001, we made payments of $35.0 million on our bank borrowings and repurchased 75,000 shares of our outstanding common stock for approximately $0.3 million in accordance with our share repurchase program. Since we implemented this program in 1999, we have repurchased approximately 1.9 million shares of our outstanding common stock for approximately $7.9 million, equating to an average stock price of $4.26 per share.

        We believe that our cash flow from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs for 2002. Working capital financing requirements are usually highest during the third and fourth quarters due to seasonal increases in demand for our collectibles and toys. In addition, we expect that capital expenditures during 2002, principally for molds and tooling, will be approximately $11.0 million. Although operating activities are expected to provide sufficient cash, any significant future product or property acquisitions, including up-front licensing payments, may require additional debt or equity financing.

        We entered into a credit agreement on April 13, 1999, amended on August 31, 2000, which provides for a revolving loan, term loan, and the issuance of letters of credit. The revolving loan allows us to borrow up to $15.0 million based upon our levels of inventory and accounts receivable. At December 31, 2001, based on our borrowing base calculation, we had the ability to borrow $15.0 million. At December 31, 2000, we had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $62.0 million at December 31, 2001, is due in scheduled quarterly payments of $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit facility are secured by substantially all of our assets.

        The term loan and the revolving loan bear interest, at our option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus a margin that varies between 0.90% and 3.50%. The applicable margin is based on our ratio of consolidated debt to consolidated EBITDA. At December 31, 2001 the margin in effect was 0.50% for base rate loans and 1.75% for LIBOR loans. The credit agreement also requires us to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At December 31, 2001, the commitment fee was 0.25% per annum on the average daily unused portion of the revolving loan. During 2001, we paid $59,888 in commitment fees.

        Under the terms of our credit agreement, we are required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, incurring additional debt and entering into an acquisition, sale or merger transaction. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of December 31, 2001, we were in compliance with all of these covenants.

        Our credit agreement requires that we maintain an interest rate protection agreement. Effective June 3, 1999, we entered into an interest rate collar transaction covering $35.0 million of our debt, with a cap based on 30 day LIBOR rates of 8.00% and a floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During 2001, we made payments of $0.2 million under this contract, which is recorded as interest expense in the accompanying consolidated statements of income. During 1999 and 2000, the effect of this agreement was insignificant.

        Our Hong Kong subsidiary entered into a credit agreement with a bank that provides for a line of credit of up to $2.0 million. Amounts borrowed under this line of credit bear interest at the bank's prime rate or cost of funds, whichever is greater. As of December 31, 2001 and 2000 there were no outstanding borrowings under this line of credit.

        The Company's U.K. subsidiary has a line of credit with its bankers for $0.6 million. The line of credit bears interest at 1.00% over the bank's base rate, and is subject to a letter of guarantee given by Racing Champions Corporation for $0.8 million. At December 31, 2001 and 2000 respectively the Company had no amounts outstanding on the line of credit.

        Our anticipated debt service obligations under the existing credit facilities for 2002 for scheduled interest and principal payments are approximately $19.0 million. Average annual debt service obligations under these same facilities through April 2003 are approximately $49.0 million.

        In February 2002, we plan to file a Registration Statement with the Securities and Exchange Commission (the "Commission") with regard to a public offering of our common stock. Under the proposed public offering, we intend to sell to the public 1,500,000 shares of common stock and certain selling stockholders propose to sell to the public 3,000,000 shares of common stock.

        Upon the closing of the proposed public offering, we plan to enter into a new credit facility that will replace our existing credit facility. We have received from four of our existing lenders commitment letters for this new credit facility, subject to customary closing conditions, final due diligence and the completion of an equity offering with at least $18.0 million of gross proceeds. We expect that the new credit facility will be a three-year $50.0 million unsecured revolving loan that will bear interest at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin will be based on our ratio of consolidated debt to consolidated EBITDA. We will also be required to pay a commitment fee on the average unused revolver of 0.20% to 0.30%, determined by the ratio of consolidated debt to consolidated EBITDA. We estimate that we will be required to pay arrangement, administrative and up-front fees of approximately $0.2 million and to maintain certain financial coverage ratios.

        Concurrent with the completion of the proposed offering, we also plan to change our name to Racing Champions Ertl Corporation by merging a wholly owned subsidiary with that name into us.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Connections" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new standard. The Company has not yet determined the impact that SFAS No. 142 will have on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "hope," "plan," "potential," "should," "estimate," "predict," "continue," "future," "will," "would or the negative or those terms or other words of similar meaning." Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Our actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: we may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for us to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for our products may increase significantly; we are dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; we may experience unanticipated negative results of litigation; we rely upon a limited number of independently owned factories located in China to manufacture a significant portion of our vehicle replicas and certain other products; we are dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for our products; we may not be able to collect outstanding accounts receivable from our major retail customers; we are subject to risks related to doing business in foreign markets, including currency exchange rate fluctuations, economic and political instability, restrictive actions by foreign governments, and complications in complying with trade and foreign tax laws; and general economic conditions in our markets. We undertake no obligation to make any revisions to the forward-looking statements contained in this filing or to update them to reflect events or circumstances occurring after the date of this filing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our credit agreement requires that we maintain an interest rate protection agreement. Effective June 3, 1999, we entered into an interest rate collar transaction covering $35.0 million of our debt, with a cap based on 30 day LIBOR rates of 8.00% and a floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During 2001, we made payments of $0.2 million under this contract, which is recorded as interest expense in the accompanying consolidated statements of income. During 1999 and 2000, the effect of this agreement was insignificant. Based on our interest rate exposure on variable rate borrowings at December

31, 2001, a one-percentage-point increase in average interest rates on our borrowings would increase future interest expense by approximately $52,000 per month.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

        Our consolidated financial statements and notes thereto are filed under this item beginning on page F-1 of this report.

QUARTERLY RESULTS OF OPERATIONS

        The following tables set forth our unaudited quarterly results of operations for 2000 and 2001. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                              FISCAL YEAR 2001
                                           --------------------------------------------------------
(Amounts in thousands, except per share         Q1           Q2            Q3             Q4
 data)                                          --           --            --             --
Net sales.................................   $36,456      $43,077       $ 65,819        $57,896
Cost of sales.............................    19,201       20,042         30,837         29,401
                                              ------       ------         ------         ------
      Gross profit........................    17,255       23,035         34,982         28,495
Selling, general and administrative
 expenses(1)..............................    12,917       16,353         20,434         18,149
Amortization of goodwill and other assets.       851          851            830            844
                                              ------       ------         ------         ------
      Operating income....................     3,487        5,831         13,718          9,502
Interest expense, net.....................     2,243        1,677          1,571            979
Other expense (income)....................       (23)         489           (486)           297
                                              ------       ------         ------         ------
      Income before income taxes .........     1,267        3,665         12,633          8,226
Income tax expense .......................       532        1,539          5,306          3,291
                                              ------       ------         ------         ------
      Net income .........................   $   735     $  2,126       $  7,327         $4,935
                                             =======     ========       ========         ======
Net income per share:
      Basic...............................   $  0.05     $   0.14       $   0.50         $ 0.34
      Diluted.............................      0.05         0.14           0.48           0.32
Weighted average shares outstanding:
      Basic ..............................    14,669       14,686         14,682         14,615
      Diluted.............................    15,023       15,121         15,216         15,265

------------------
(1) Selling, general and administrative expenses for the first quarter of 2001 include an adjustment of approximately $613,000 to reduce our estimate of our pension funding liability based on a recent actuarial valuation. This adjustment resulted in income after taxes of approximately $356,000.

                                                                           FISCAL YEAR 2000
                                                           --------------------------------------------------
(Amounts in thousands, except per share data)                   Q1          Q2           Q3          Q4
                                                                --          --           --          --
Net sales.........................................          $ 45,427     $ 50,078     $ 65,831     $ 53,470
Cost of sales.....................................            26,611       27,234       34,219       28,264
                                                            --------     --------     --------     --------
Gross profit......................................            18,816       22,844       31,612       25,206
Selling, general and administrative expenses (1)..            16,635       17,920       17,673       19,408
Amortization of goodwill and other assets.........               947          953          947          948
                                                            --------     --------     --------     --------
Operating income..................................             1,234        3,971       12,992        4,850
Interest expense, net.............................             2,390        2,923        3,271        2,791

Other expense (income)............................               (55)        (284)         526          475
                                                            --------     --------     --------     --------
Income (loss) before income taxes.................            (1,101)       1,332        9,195        1,584
Income tax expense (benefit)......................              (290)         407        4,266          737
                                                            --------     --------     --------     --------
Net income (loss).................................          $   (811)    $    925      $ 4,929     $    847
                                                            ========     ========     ========     ========
Net income (loss) per share:
 Basic............................................          $  (0.05)    $   0.06      $  0.34     $   0.06
 Diluted..........................................             (0.05)        0.06         0.33         0.06
Weighted average shares outstanding:
 Basic ...........................................            15,322       14,663       14,662       14,662
 Diluted..........................................            15,564       14,889       14,879       14,875

------------------
(1) Selling, general and administrative expenses for the fourth quarter of 2000 include a charge of $2.5 million related to minimum guaranteed royalty payments on NASCAR related licensing agreements, which exceed royalties earned on product sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        Our directors and executive officers are as follows:

           NAME                       AGE                      POSITION
    --------------------------        ---    ----------------------------------------------------
    Robert E. Dods............        53     Chairman of the Board, Chief Executive Officer and
                                                Director
    Boyd L. Meyer.............        59     Vice Chairman of the Board and Director
    Peter K.K. Chung..........        48     President of Racing Champions Limited and Director
    Peter J. Henseler.........        43     President
    Curtis W. Stoelting.......        42     Chief Operating Officer and Executive Vice President
    Jody L. Taylor............        33     Chief Financial Officer and Secretary
    Avy H. Stein..............        47     Director
    Daniel M. Gill............        38     Director
    John J. Vosicky...........        53     Director
    John S. Bakalar...........        53     Director

        Robert E. Dods has served as our Chairman of the Board and Chief Executive Officer since July 1998 and as a director since April 1996. Mr. Dods served as our President from April 1996 to July 1998. Mr. Dods co-founded Racing Champions, Inc., our predecessor, in 1989.

        Boyd L. Meyer has served as our Vice Chairman of the Board since October 2000 and as a director since April 1996. From July 1998 to October 2000, Mr. Meyer served as our President. From April 1996 to July 1998, Mr. Meyer served as our Executive Vice President. Mr. Meyer co-founded Racing Champions, Inc. in 1989.

        Peter K.K. Chung has served as a director and as President of Racing Champions Limited since April 1996. Mr. Chung formed the predecessors to Racing Champions Limited in 1989 to handle the overseas operating activities of Racing Champions, Inc.

        Peter J. Henseler has served as our President since October 2000. From March 1999 to October 2000, Mr. Henseler served as our Executive Vice President-Sales and Marketing. From July 1998 to March 1999, Mr. Henseler served as our Senior Vice President-Sales and Marketing. From April 1996 to July 1998, Mr. Henseler served as our Vice President-Marketing.

        Curtis W. Stoelting has served as our Chief Operating Officer since October 2000 and as our Executive Vice President since July 1998. Mr. Stoelting also served as our Secretary from April 1996 to October 2001. From April 1996 to July 1998, Mr. Stoelting served as our Vice President-Finance and Operations.

        Jody L. Taylor has served as our Chief Financial Officer and Secretary since October 2001. Ms. Taylor served as our Senior Vice President-Finance from October 2000 to October 2001 and as our Vice President-Finance from June 1998 to October 2000. From July 1998 to October 2001, Ms. Taylor served as our Assistant Secretary. From June 1996 to June 1998, Ms. Taylor served as our Controller. Ms. Taylor is a Certified Public Accountant.

        Avy H. Stein has served as a director since April 1996. Mr. Stein is a founder and has served as Managing Director of Willis Stein & Partners, L.L.C., since 1994. Prior to founding Willis Stein & Partners, L.L.C., Mr. Stein served as a managing director of Continental Illinois Venture Corporation from 1989 through 1994. Mr. Stein is a director of Tremont Corporation and CTN Media Group, Inc.

        Daniel M. Gill has served as a director since April 1996. Mr. Gill is a founder and has served as a managing director of Willis Stein & Partners, L.L.C., since 1994. Prior to founding Willis Stein & Partners, L.L.C., Mr. Gill served as a Managing Director of Continental Illinois Venture Corporation from 1990 through 1994. Mr. Gill is a director of CTN Media Group, Inc.

        John J. Vosicky has served as a director since October 1997. Mr. Vosicky is currently a private investor. From July 1994 to July 2001, Mr. Vosicky served as Executive Vice President and Chief Financial Officer of Comdisco, Inc., a technology services company.

        John S. Bakalar has served as a director since October 1997. Mr. Bakalar is currently a private investor. From May 1993 to November 1997, Mr. Bakalar was President and Chief Operating Officer of Rand-McNally, Inc., a printing and publishing company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of our equity securities on Form 4 or 5. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). Based solely upon a review of such forms actually furnished to us, and written representations of certain of our directors and executive officers that no forms were required to be filed, all directors, executive officers and 10% stockholders have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act, except that Mr. Vosicky filed a late Form 5 to report the grant of an option during 2001 and Mr. Dods filed a late Form 5 to report a gift during 2001.

ITEM 11.   EXECUTIVE COMPENSATION

        SUMMARY COMPENSATION INFORMATION. The following table sets forth information for the years indicated below concerning the compensation of our Chief Executive Officer and our four other most highly compensated executive officers in 2001. We refer to these people in this report as our "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                            ANNUAL COMPENSATION        COMPENSATION
                                         ---------------------------- --------------
                                                                        SECURITIES
                                                                        UNDERLYING          ALL OTHER
     NAME AND PRINCIPAL POSITION                  SALARY     BONUS(1)   OPTIONS (#)       COMPENSATION
-------------------------------------            --------   ---------  --------------------------------
Robert E. Dods, Chief Executive
   Officer and Chairman of the
   Board of Directors...............     2001    $350,000    $     --          --           $  --
                                         2000     446,555          --          --              --
                                         1999     500,000     275,000          --              --

Boyd L. Meyer, Vice Chairman of the
   Board of Directors..................  2001     150,000          --          --              --
                                         2000     396,555          --          --              --
                                         1999     500,000     275,000          --              --

Peter K.K. Chung, President of Racing
   Champions Limited...................  2001     283,332          --          --              --
                                         2000     462,500          --          --              --
                                         1999     500,000     275,000          --              --

Peter J. Henseler, President........     2001     250,000     365,000      75,000           8,902 (2)
                                         2000     221,608     275,000     100,000           7,048 (2)
                                         1999     159,018      20,188      33,000           6,242 (2)

Curtis W. Stoelting, Chief Operating
   Officer and Executive Vice
   President.........................    2001     250,000     365,000      75,000           9,402 (3)
                                         2000     221,608     275,000     100,000           6,818 (3)
                                         1999     205,044      20,188      33,000           6,049 (3)

----------

(1) Consists of special bonuses paid to Messrs. Dods, Meyer and Chung in 1999 for their efforts relating to our acquisition and subsequent integration of The Ertl Company, Inc. into Racing Champions and amounts paid to Messrs. Stoelting and Henseler pursuant to our bonus program.

(2) For 1999, consists of $1,242 of premiums paid by us for term life insurance under which Mr. Henseler is the beneficiary and $5,000 of matching contributions under the Racing Champions Savings Plan. For 2000, consists of $1,798 of premiums paid by us for term life insurance under which Mr. Henseler is the beneficiary and $5,250 of matching contributions under the Racing Champions Savings Plan. For 2001, consists of $3,652 of premiums paid by us for term life insurance under which Mr. Henseler is the beneficiary and $5,250 of matching contributions under the Racing Champions Savings Plan.

(3) For 1999, consists of premiums of $1,049 paid by us for term life insurance under which Mr. Stoelting is the beneficiary and $5,000 of matching contributions under the Racing Champions Savings Plan. For 2000, consists of premiums of $1,568 paid by us for term life insurance under which Mr. Stoelting is the beneficiary and $5,250 of matching contributions under the Racing Champions Savings Plan. For 2001, consists of premiums of $4,152 paid by us for term life insurance under which Mr. Stoelting is the beneficiary and $5,250 of matching contributions under the Racing Champions Savings Plan.

     OPTION GRANTS DURING 2001. The following table provides information regarding stock options granted to our named executive officers during the year ended December 31, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL
                                                                                REALIZABLE VALUE
                         NUMBER OF                                               AT ASSUMED ANNUAL
                         SECURITIES    % OF TOTAL                                RATES OF STOCK
                         UNDERLYING    OPTIONS/SARS                             PRICE APPRECIATION
                        OPTIONS/SARS   GRANTED TO     EXERCISE                 OR OPTION TERM ($)(2)
                         GRANTED (#)   EMPLOYEES IN     PRICE   EXPIRATION   ------------------------
         NAME               (1)        FISCAL YEAR     ($/ SH)     DATE          5%           10%
         ----           -----------    -----------   ---------  ----------       --           ---
Peter J. Henseler..       75,000          17.9         7.94      10/30/2011   374,507       949,074
Curtis W. Stoelting       75,000          17.9         7.94      10/30/2011   374,507       949,074

----------

(1) Options with respect to 20% of the underlying shares become exercisable on October 30 of each year from 2002 to 2006.

(2) The dollar amounts under these columns are the result of theoretical calculations at 5% and 10% rates set by the Commission, and therefore are not intended to forecast possible future appreciation, if any, in our common stock.

        FISCAL YEAR-END OPTION VALUES. The following table provides information regarding the value of unexercised options held by our named executive officers at December 31, 2001. No named executive officer exercised any options during the year ended December 31, 2001.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                       NUMBER OF SECURITIES UNDERLYING
                       UNEXERCISED OPTIONS AT FISCAL    VALUES OF UNEXERCISED IN-THE-MONEY
                                  YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)
      NAME                EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE(1)
---------------           -------------------------        ----------------------------
Peter J. Henseler..            103,513/179,909                   791,914/1,288,767
Curtis W. Stoelting            154,489/181,612                  1,299,196/1,290,220

------------------

(1) Calculated based on closing sale price of $12.30 per share on December 31, 2001.

        EMPLOYMENT AGREEMENTS. On April 30, 2001, we entered into employment agreements with Robert E. Dods and Boyd L. Meyer and Racing Champions Limited entered into an employment agreement with Peter K.K. Chung, all of which terminate on December 31, 2002. Pursuant to the employment agreements, Mr. Dods will receive a base salary of $350,000 per year in 2001, and $150,000 per year in 2002; Mr. Meyer will receive a base salary of $150,000 per year in 2001 and $100,000 per year in 2002; and Mr. Chung will receive a base salary of $250,000 per year beginning in May 2001 and $150,000 per year beginning in May 2002. The employment agreements with Messrs. Dods, Meyer and Chung also provide that the executive officer is eligible to participate in medical, health, dental, disability and life insurance policies. Pursuant to the employment agreements, each executive officer has agreed not to compete with us during employment and for a period of two years following termination of employment and has agreed to maintain the confidentiality of our proprietary information and trade secrets. The employment agreements provide that if the executive officer's employment is terminated by us without "cause" or by the executive officer for "good reason," the executive officer will be entitled to continuation of his then effective base salary for a period equal to the greater of one year or the remaining term of the employment agreement.

        On October 20, 2000, we entered into employment agreements with Curtis
W. Stoelting and Peter J. Henseler, which terminate on April 30, 2002. Pursuant to the employment agreements, Messrs. Stoelting and Henseler will each receive base salaries of $250,000, and are entitled to participate in our bonus program and the 1997 Stock Incentive Plan. The employment agreements with Messrs. Stoelting and Henseler provide that the executive officer is eligible to participate in any medical, health, dental, disability and life insurance policy that are in effect for our other senior management excluding Messrs. Dods, Meyer and Chung. Pursuant to the employment agreements, each executive officer has agreed not to compete with us during employment and for a period of two years following termination of employment and has agreed to maintain the confidentiality of our proprietary information and trade secrets. The employment agreements provide that if the executive officer's employment is terminated by us without "cause" or by the executive for "good reason," the executive officer will be entitled to continuation of his then effective base salary for two years following the date of termination, except that if such termination occurs at any time after a "change in control" with respect to us, the executive officer will be entitled to continuation of his then effective base salary for three years following the date of termination.

COMPENSATION OF DIRECTORS

        Directors who are our employees or are affiliates of Willis Stein & Partners, L.P. receive no compensation for services as members of the Board of Directors or committees of the Board of Directors. Other directors receive an annual retainer of $7,500, payable in cash, and receive a fee of $1,000 for each Board of Directors meeting attended and $1,000 for each committee meeting attended. Fees for attendance at Board of Directors meetings and committee meetings may not exceed $1,000 per day. In October 2001, consistent with past practice, we issued stock options to Mr. Bakalar and Mr. Vosicky, our outside directors, in lieu of their retainer and meeting fees. Each outside director received 15,000 stock options at an exercise price of $7.94 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 2001, the members of the Compensation Committee of our Board of Directors were Avy H. Stein, Robert E. Dods and John J. Vosicky. Mr. Dods is our Chairman of the Board and Chief Executive Officer.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table provides information regarding the beneficial ownership of our common stock as of January 15, 2002 by:

        - each person known by us to be the beneficial owner of more than 5% of our common stock;

        -  each director;

        -  each named executive officer; and

        -  all directors and executive officers as a group.

        The following table is based on information supplied to us by the stockholders, officers and directors described above. We have determined beneficial ownership in accordance with the rules of the Commission. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of common stock subject to options that are either currently exercisable or exercisable within 60 days of January 15, 2002, are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The table lists applicable percentage ownership based on 14,617,408 shares outstanding.

        Unless otherwise indicated, the address for each person listed below is 800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, Illinois, 60137.

                                                                 SHARES OF           PERCENT OF
                                                                   COMMON              COMMON
                                                                    STOCK               STOCK
                                                                BENEFICIALLY        BENEFICIALLY
                NAME                                                OWNED               OWNED
        -------------------------                               ------------        -------------
        Robert E. Dods(1).................................        1,368,701                9.4%
        Boyd L. Meyer(2)..................................        1,368,700                9.4
        Peter K.K. Chung(3)...............................        1,388,701                9.5
        Peter J. Henseler(4)..............................          136,942                  *
        Curtis W. Stoelting(5)............................          337,342                2.2
        Avy H. Stein(6)...................................        2,381,249               16.3
        Daniel M. Gill(7).................................        2,381,249               16.3
        John S. Bakalar(8)................................           35,200                  *
        John J. Vosicky(9)................................           34,000                  *
        Willis Stein & Partners, L.P.(10).................        2,381,249               16.3
        All directors and executive officers as a group
           (10 persons)(11)...............................        7,083,303               47.4

        ----------
*Less than 1%.

(1) Represents 1,368,701 shares of common stock held by a revocable trust for which Mr. Dods serves as trustee.

(2) Represents 403,798 shares of common stock held by the Meyer Family Limited Partnership, for which Mr. Meyer serves as a general partner and shares voting and investment power with members of his immediate family who are the other general partners, and 964,902 shares of common stock held by a revocable trust for which Mr. Meyer serves as trustee.

(3) Represents shares of common stock held by corporations controlled by Mr. Chung.

(4)     Includes 105,229 shares of common stock subject to stock options.

(5)     Includes 156,777 shares of common stock subject to stock options.

(6) Represents shares of common stock held by Willis Stein & Partners, L.P. Mr. Stein may be deemed to beneficially own the shares of common stock owned by Willis Stein by virtue of his status as a managing director of Willis Stein & Partners, L.L.C., the general partner of Willis Stein & Partners, L.P. Mr. Stein disclaims any beneficial ownership in these shares except to the extent of any pecuniary interest arising from being a managing director of Willis Stein & Partners, L.L.C.

(7) Represents shares of common stock held by Willis Stein & Partners, L.P. Mr. Gill may be deemed to beneficially own the shares of common stock owned by Willis Stein by virtue of his status as a managing director of Willis Stein & Partners, L.L.C., the general partner of Willis Stein & Partners, L.P. Mr. Gill disclaims any beneficial ownership in these shares except to the extent of any pecuniary interest arising from being a managing director of Willis Stein & Partners, L.L.C.

(8)     Includes 15,200 shares of common stock subject to stock options.

(9)     Includes 14,000 shares of common stock subject to stock options.

(10) The general partner of Willis Stein & Partners, L.P. is Willis Stein & Partners, L.L.C., a Delaware limited liability company, of which John R. Willis, Avy H. Stein, Daniel M. Gill and Daniel H. Blumenthal are managing directors. Each such person may, through Willis Stein & Partners, L.L.C., be deemed to share the power to direct the voting and disposition of all of the common stock held by Willis Stein & Partners, L.P. The address of Willis Stein & Partners, L.P. is 227 West Monroe Street, Suite 4300, Chicago, Illinois 60606.

(11) Includes (i) 1,368,701 shares of common stock held by a revocable trust for which Mr. Dods serves as trustee; (ii) 403,798 shares of common stock held by the Meyer Family Limited Partnership, for which Mr. Meyer serves as a general partner and shares voting and investment power with members of his immediate family who are the other general partners, 964,902 shares of common stock held by a revocable trust for which Mr. Meyer serves as trustee, (iii) 1,388,701 shares of common stock held by corporations controlled by Mr. Chung, (iv) 2,381,249 shares of common stock for which Messrs. Gill and Stein share voting and investment power (Messrs. Gill and Stein disclaim any beneficial ownership in such shares of common stock except to the extent of any pecuniary interest arising from being a managing director of Willis Stein & Partners, L.P.) and (v) 333,674 shares of common stock subject to stock options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        James Chung, brother of Peter K.K. Chung, President of Racing Champions Limited and a member of our Board of Directors, owns 70% of one of our dedicated suppliers. For the year ended December 31, 2001, we paid $9.0 million to this supplier for the purchase of die-cast vehicle replicas. We expect to continue to make purchases from this supplier during 2002. We believe that the terms for the purchase of products from this supplier are no less favorable to us then we could have obtained from an unaffiliated party.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        1. Financial Statements. The following consolidated financial statements of the Company are included in Item 8 of this report:

               Report of Independent Public Accountants

               Consolidated Balance Sheets - as of December 31, 2000 and 2001.

               Consolidated Statements of Income - for the years ended December 31, 1999, 2000 and 2001.

               Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1999, 2000 and 2001.

               Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 2000 and 2001.

               Notes to consolidated financial statements.

        2.     Financial Statement Schedules:

               Report of Independent Public Accountants.

               Financial Statement Schedule for the years ending December 31, 1999, 2000 and 2001:


              Schedule
              Number                       Description                       Page
              ------                       -----------                       ----
              II                           Valuation and Qualifying           47
                                           Accounts


        All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore have been omitted.

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

     10.1 Credit Agreement, dated as of April 13, 1999, among the Company, Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, First Union National Bank, as lender and agent, and the other lenders party thereto (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated April 13, 1999 (File No. 0-22635)).

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

     10.9 Warrant dated April 27, 1997 issued by Wheels Sports Group, Inc. to Schneider Securities, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

     10.10* Employment Agreement, dated as of April 30, 2001, between Racing Champions Corporation and Robert E. Dods.

     10.11* Employment Agreement, dated as of April 30, 2001, between Racing Champions Corporation and Boyd L. Meyer.

     10.12* Employment Agreement, dated as of April 30, 2001, between Racing Champions Limited and Peter K.K. Chung.


     10.13* Employment Agreement, dated as of October 20, 2000, by and between Racing Champions Corporation and Curtis W. Stoelting (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22635)).

     10.14* Employment Agreement, dated as of October 20, 2000, by and between Racing Champions Corporation and Peter J. Henseler (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22635)).

     10.15* Employment Agreement, dated as of April 30, 2001, by and between Racing Champions Ertl, Inc. and Jody L. Taylor.

     10.16* Racing Champions Corporation 1996 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-22493) filed with the Commission on February 27, 1997).

     10.17* Racing Champions Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22635)).

     10.18* Wheels Sports Group, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

     10.19 Registration Agreement, dated as of April 30, 1996, by and among the Company, Willis Stein & Partners, L.P., Baird Capital Partners II Limited Partnership, BCP II Affiliates Fund Limited Partnership, Nassau Capital Partners L.P., NAS Partners I L.L.C., Robert Dods, Boyd Meyer, Peter Chung, Dods-Meyer, Ltd., Racing Champions Limited, Garnett Services, Inc., Hosten Investment Limited, Curt Stoelting, John Olsen, Peter Henseler and Kevin Camp (filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-22493) and incorporated herein by reference.)

     21         Subsidiaries of the Company.

      23.1      Consent of Arthur Andersen LLP.

      23.2      Consent of Ernst & Young LLP.

      24        Power of Attorney (included as part of the signature page
                hereof).
---------------

*       Management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K.

        The Company did not file any reports on Form 8-K for the three months ended December 31, 2001.

(c)     Exhibits.

        The response to this portion of Item 14 is submitted as a separate section of this report.

(d)     Financial statement schedules.

        The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  RACING CHAMPIONS CORPORATION

                                  By      /s/ Robert E. Dods
                                    --------------------------------------
                                    Robert E. Dods, Chief Executive
                                               Officer

                                  Date:  February 22, 2002


                                POWER OF ATTORNEY

        Each person whose signature appears below hereby appoints Curtis W. Stoelting and Jody L. Taylor, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Robert E. Dods                    Chairman of the Board, Chief         February 22, 2002
-----------------------------         Executive Officer and Director
Robert E. Dods                        (Principal Executive Officer)


/s/ Boyd L. Meyer                     Vice Chairman and Director           February 22, 2002
-----------------------------
Boyd L. Meyer


/s/ Curtis W. Stoelting               Chief Operating Officer and          February 22, 2002
-----------------------------         Executive Vice President
Curtis W. Stoelting                   (Principal Financial Officer)



/s/ Jody L. Taylor                    Chief Financial Officer and           February 22, 2002
-----------------------------         Secretary (Principal Accounting
Jody L. Taylor                        Officer)

/s/ Peter K.K. Chung                                                        February 22, 2002
-----------------------------
Peter K.K. Chung                      Director

/s/ Avy H. Stein                                                            February 22, 2002
-----------------------------
Avy H. Stein                          Director

/s/ Daniel M. Gill                                                          February 22, 2002
-----------------------------
Daniel M. Gill                        Director

/s/ John S. Bakalar                                                         February 22, 2002
-----------------------------
John S. Bakalar                       Director

/s/ John J. Vosicky                                                         February 22, 2002
-----------------------------
John J. Vosicky                       Director

                           [ARTHUR ANDERSEN LLP LOGO]



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Racing Champions
Corporation and Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Racing Champions Corporation included in this annual report and issued our report thereon dated February 22, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Chicago, Illinois
February 22, 2002

                                   Schedule II


                                   Description
                        Valuation and Qualifying Accounts

                                     Balance at    Charged to     Charged to
                                     Beginning      Costs and       Other                     Balance at
          Description                 of Year       Expenses       Accounts     Deductions    End of Year
          -----------                 -------       --------       --------     ----------    -----------
Allowance for doubtful accounts:
Year ended December 31, 1999        $1,100,000    $3,535,094     $2,338,383    $(1,518,528)  $5,454,949
Year ended December 31, 2000        $5,454,949    $2,053,230             --    $(4,176,915)  $3,331,264
Year ended December 31, 2001        $3,331,264    $2,499,763             --    $(2,821,907)  $3,009,120

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Auditors ..........................................................F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001..............................F-4

Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001....F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999
  2000 and 2001...........................................................................F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
2000 and 2001 F-7

Notes to Consolidated Financial Statements ...............................................F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Racing Champions Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of RACING CHAMPIONS CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each year in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Racing Champions Worldwide Limited, which statements reflect total assets and total net sales of 10.4% and 9.9%, respectively, in 2000, and 11.7% and 8.4%, respectively, in 2001, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Racing Champions Corporation and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each year in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.




                                       ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 22, 2002

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Racing Champions Worldwide Limited

We have audited the consolidated balance sheets of Racing Champions Worldwide Limited as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Racing Champions Worldwide Limited at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                               ERNST & YOUNG LLP
Exeter, England
February 22, 2002

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,
                                                          -----------------------------------
                                                               2000                2001
                                                          ----------------    ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................       $   12,581,542      $    16,509,550
  Accounts receivable, net of allowance for
  doubtful accounts
    of $3,009,120 and $3,331,264...................            41,488,415          36,971,520
  Income tax and other receivable..................             6,516,872             196,842
  Inventory........................................            18,650,953          17,544,506
  Deferred taxes...................................             7,988,049           6,589,080
  Prepaid expenses.................................             3,481,743           3,396,727
                                                          ----------------    ----------------
    Total current assets...........................            90,707,574          81,208,225

PROPERTY AND EQUIPMENT:
  Land.............................................               725,514             716,675
  Buildings and improvements.......................             4,935,668           4,944,808
  Tooling..........................................            44,079,366          37,178,627
  Other equipment..................................            10,335,771          10,447,621
                                                          ----------------    ----------------
                                                               60,076,319          53,287,731
LESS ACCUMULATED DEPRECIATION......................           (23,840,694)        (20,362,511)
                                                          ----------------    ----------------
                                                               36,235,625          32,925,220
  Goodwill, net....................................           123,534,772         120,277,657
  Other assets.....................................             1,428,712           1,112,022
                                                          ----------------    ----------------
TOTAL ASSETS.......................................          $251,906,683        $235,523,124
                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................       $     6,790,940     $     7,132,961
  Taxes payable....................................               852,357           2,789,348
  Accrued expenses.................................             9,381,662           8,628,019
  Accrued allowances...............................            11,377,943          11,479,174
  Accrued royalties................................             6,902,619           6,268,342
  Current maturities of term notes.................            14,000,000          16,000,000
  Other current liabilities........................             2,447,012           2,517,970
                                                          ----------------    ----------------
    Total current liabilities......................            51,752,533          54,815,814
  Term notes, less current maturities..............            83,000,000          46,000,000
  Deferred income taxes............................             6,244,794          10,303,011
  Other long-term liabilities......................             6,344,638           6,643,407
                                                          ----------------    ----------------
TOTAL LIABILITIES..................................           147,341,965         117,762,232
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
  Common stock, voting, $0.01 par value, 28,000,000
    shares authorized, 16,444,708 shares issued and
    14,661,608 shares outstanding at December 31,
    2000 and 16,451,508 shares issued and
    14,617,408 shares outstanding at December 31,
    2001...........................................               164,447             164,515
  Stock warrants outstanding.......................               728,740             728,740
  Additional paid-in capital.......................            89,265,424          89,288,930
  Accumulated other comprehensive (loss) income....               775,852            (932,367)
  Retained earnings................................            21,218,320          36,341,329
                                                          ----------------    ----------------
                                                              112,152,783         125,591,147
  Treasury stock, at cost, 1,783,100 shares at
    December 31, 2000 and 1,834,100 shares at
    December 31, 2001..............................            (7,588,065)         (7,830,255)
                                                          ----------------    ----------------
  Total stockholders' equity.......................           104,564,718         117,760,892

  Total liabilities and stockholders' equity.......       $   251,906,683     $   235,523,124
                                                          ================    ================

    The accompanying notes are an integral part of these consolidated balance sheets.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                   1999              2000              2001
                                               --------------   ---------------   --------------
Net sales.................................     $ 231,360,417    $214,805,880      $203,248,030
Cost of sales, related party..............         5,957,866       7,743,639         9,003,651
Cost of sales, other......................       126,725,490     108,584,057        90,476,908
                                               --------------   ---------------   -------------
    GROSS PROFIT..........................        98,677,061      98,478,184       103,767,471
Selling, general and administrative expenses      79,762,220      71,636,219        67,853,149
Restructuring and other charges...........         6,400,000               -                 -
Amortization of goodwill and other assets.         3,542,579       3,794,757         3,376,354
                                               --------------   ---------------   -------------
    OPERATING INCOME......................         8,972,262      23,047,208        32,537,968
Interest expense, net.....................         7,650,127      11,374,822         6,470,160
Other expense (income)....................          (104,943)        662,036           276,803
                                               --------------   ---------------   -------------
    INCOME BEFORE INCOME TAXES............         1,427,078      11,010,350        25,791,005
Income tax expense........................           891,574       5,119,753        10,667,996
                                               --------------   ---------------   -------------
    NET INCOME............................     $     535,504    $  5,890,597      $ 15,123,009
                                               ==============   ===============   =============


Net income per share:
  Basic...................................     $        0.03    $       0.40      $       1.03
  Diluted.................................     $        0.03    $       0.39      $       1.00

Weighted average shares outstanding:
  Basic...................................        16,249,380      14,826,506        14,662,620
  Diluted.................................        16,587,947      15,085,045        15,159,089




        The accompanying notes are an integral part of these consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATION STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED OTHER
                                                                  STOCK WARRANTS                       COMPREHENSIVE
                                                 COMMON STOCK      OUTSTANDING      TREASURY STOCK     INCOME (LOSS)
                                                -------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998..................         $160,610        $2,376,040      $          -       $          -
Net income..................................                -                 -                 -                  -
Stock issued upon option exercise...........            1,119                 -                 -                  -
Expense recognized under stock option grant.                -                 -                 -                  -
Stock warrants exercised....................            2,598        (1,647,300)                -                  -
Treasury stock acquisition..................                -                 -        (3,596,727)                 -
Other comprehensive loss--foreign currency
   translation adjustments..................                -                 -                 -            (16,991)
                                                     --------        ----------      -------------       -----------
Comprehensive income........................

BALANCE, DECEMBER 31, 1999..................          164,327           728,740        (3,596,727)           (16,991)
Net income..................................                -                 -                 -                  -
Stock issued upon option exercise...........              120                 -                 -                  -
Expense recognized under stock option grant.                -                 -                 -                  -
Treasury stock acquisition..................                -                 -        (3,991,338)                 -
Other comprehensive income--foreign currency
   translation adjustments..................                -                 -                 -            792,843
                                                     --------        ----------      -------------       -----------
Comprehensive income........................

BALANCE, DECEMBER 31, 2000..................          164,447           728,740        (7,588,065)           775,852
Net income..................................                -                 -                 -                  -
Stock issued upon option exercise...........               68                 -                 -                  -
Expense recognized under stock option grant.                -                 -                 -                  -
Treasury stock acquisition..................                -                 -          (321,400)                 -
Reissue treasury stock......................                -                 -            79,210                  -
Other comprehensive income--foreign currency
   translation adjustments..................                -                 -                 -            149,342
Other comprehensive loss--minimum pension
   liability adjustments....................                -                 -                 -         (1,857,561)
                                                     --------        ----------      -------------       -----------
Comprehensive income........................

BALANCE, DECEMBER 31, 2001..................         $164,515        $  728,740      $ (7,830,255)      $   (932,367)
                                                     ========        ==========      =============       ===========



                                                ADDITIONAL                            TOTAL
                                                 PAID-IN          RETAINED        STOCKHOLDERS'       COMPREHENSIVE
                                                 CAPITAL          EARNINGS           EQUITY           INCOME (LOSS)
                                              ---------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998..................    $85,252,973      $14,792,219        $102,581,842
Net income..................................              -          535,504             535,504   $        535,504
Stock issued upon option exercise...........        538,619                -             539,738                  -
Expense recognized under stock option grant.         22,824                -              22,824                  -
Stock warrants exercised....................      3,426,745                -           1,782,043                  -
Treasury stock acquisition..................              -                -          (3,596,727)                 -
Other comprehensive loss--foreign currency
   translation adjustments..................              -                -             (16,991)           (16,991)
                                                -----------      -----------        ------------   ----------------
Comprehensive income........................                                                       $        518,513
                                                                                                   ================

BALANCE, DECEMBER 31, 1999..................     89,241,161       15,327,723         101,848,233
Net income..................................              -        5,890,597           5,890,597          5,890,597
Stock issued upon option exercise...........          1,440                -               1,560                  -
Expense recognized under stock option grant.         22,823                -              22,823                  -
Treasury stock acquisition..................              -                -           (3,991,338)                -
Other comprehensive income--foreign currency
   translation adjustments..................                               -             792,843            792,843
                                                -----------      -----------        ------------   ----------------
Comprehensive income........................                                                       $      6,683,440
                                                                                                   ================

BALANCE, DECEMBER 31, 2000..................     89,265,424       21,218,320         104,564,718
Net income..................................              -       15,123,009          15,123,009         15,123,009
Stock issued upon option exercise...........         12,392                -              12,460                  -
Expense recognized under stock option grant.         22,824                -              22,824                  -
Treasury stock acquisition..................              -                -            (321,400)                 -
Reissue treasury stock......................        (11,710)               -              67,500                  -
Other comprehensive income--foreign currency
   translation adjustments..................              -                -             149,342            149,342
Other comprehensive loss--minimum pension
   liability adjustments....................              -                -          (1,857,561)        (1,857,561)
                                                -----------      -----------        ------------   ----------------
Comprehensive income........................                                                       $     13,414,790
                                                                                                   ================
BALANCE, DECEMBER 31, 2001..................    $89,288,930      $36,341,329        $117,760,892
                                                ===========      ===========        ============


        The accompanying notes are an integral part of these consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                 YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                        1999              2000              2001
                                                    --------------    -------------    ---------------
OPERATING ACTIVITIES
Net income....................................       $    535,504     $ 5,890,597      $15,123,009
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation..............................          7,491,888       9,603,872        9,188,293
    Stock option expense......................             22,824          22,824           22,824
    Provision for uncollectible accounts......          2,378,702       2,053,229        2,715,193
    Interest on deferred financing costs......            228,936         423,092          561,408
    Amortization of goodwill and other assets.          3,542,579       3,794,757        3,376,354
    (Gain) loss on disposition of assets......             25,043         (19,968)         309,844
    Deferred income taxes.....................                599       7,189,431        5,457,969
    Changes in operating assets and
      liabilities, net of acquisition activity:
      Accounts and income tax receivable......          2,240,257      (4,685,001)       7,661,122
      Inventory...............................         18,870,223       8,887,297        1,209,141
      Prepaid expenses........................          2,027,666       4,163,384         (426,623)
      Accounts payable and accrued expenses...        (14,222,269)      1,772,489          869,845
      Other liabilities.......................         (1,032,590)       (472,835)      (1,032,447)
                                                    --------------    ------------     ------------
Net cash provided by operating activities.....         22,109,362      38,623,168       45,035,932

INVESTING ACTIVITIES
Purchase of property and equipment............         (9,885,390)     (8,217,973)      (6,476,957)
Proceeds from disposal of property and equipment        2,136,899         276,641          123,811
Purchase price of Ertl, net of cash...........        (92,996,967)              -                -
Increase in other non-current assets..........         (1,507,729)       (279,657)        (118,973)
                                                    --------------    ------------     ------------
Net cash used in investing activities.........       (102,253,187)     (8,220,989)      (6,472,119)

FINANCING ACTIVITIES
Issuance of stock.............................            539,738           1,560           12,460
Proceeds from bank term loans.................        115,000,000               -                -
Payment on bank term loans....................        (22,000,000)    (18,000,000)     (35,000,000)
Net borrowings (payments) on line of credit...         (4,000,000)     (8,000,000)               -
Proceeds from exercise of warrants............          1,782,043               -                -
Payment of deferred financing costs...........         (1,558,089)              -                -
Purchase of stock to be held in treasury......         (3,596,727)     (3,991,338)        (321,400)
Proceeds from reissuance of treasury stock....                  -               -           67,500
                                                    -------------     -----------      -----------
Net cash (used in) provided by financing
activities....................................         86,166,965     (29,989,778)     (35,241,440)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         -         (96,148)         605,635
                                                    -------------     ------------     -----------
    Net increase in cash and cash equivalents.          6,023,140         316,253        3,928,008
  Cash and cash equivalents, beginning of year          6,242,149      12,265,289       12,581,542
                                                    -------------     -----------      -----------
  Cash and cash equivalents, end of year......       $ 12,265,289     $12,581,542      $16,509,550
                                                    =============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period....       $  7,150,393     $12,602,079       $6,311,736
  Cash paid for taxes during the period.......       $  3,707,704      $1,877,427       $4,205,191
  Cash refund received for taxes..............       $     56,925      $5,421,869       $6,979,767

        The accompanying notes are an integral part of these consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001


1.  DESCRIPTION OF BUSINESS

Founded in 1989, Racing Champions Corporation ("RCC") and Subsidiaries, Racing Champions Inc. ("RCI"), Racing Champions Ertl, Inc. ("RCE"), Racing Champions Limited ("RCL"), Racing Champions International Limited ("RCIL"), Racing Champions Worldwide Limited ("RCWL") and Racing Champions South, Inc. ("RCS") (collectively "the Company") is a leading producer and marketer of collectibles and toys. The Company sells American Muscle die-cast vehicle replicas, NASCAR and NHRA die-cast racing replicas, officially licensed die-cast replicas of automobiles, trucks, agricultural and construction equipment and powered-recreational and sport vehicles, plastic preschool products, AMT model kits, Press Pass sports trading cards and NASCAR souvenirs and apparel. The Company has license agreements with major U.S. automotive and equipment manufacturers and many of the major motorsports sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well-known characters and properties. The Company sells its products primarily in North America, Europe and Asia Pacific. RCL, based in Hong Kong and China, oversees the production of the Company's products. RCIL, based in the United Kingdom, sells the Company's products in Europe and Asia Pacific. Sales of the Company's products are seasonal with net sales and profitability peaking in the third quarter due to holiday season buying patterns.

2.  RECAPITALIZATION AND ACQUISITIONS

RECAPITALIZATION

Purchase price in excess of the book value of the net assets acquired in connection with the Company's recapitalization ("Recapitalization") in 1996 of $88.7 million, which is deductible for tax purposes, has been recorded as goodwill and through December 31, 2001, was being amortized on a straight-line basis over a 40 year period.

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

RACING CHAMPIONS CORPORATION AND THE ERTL COMPANY, INC.

On April 13, 1999, the Company purchased all of the outstanding shares of The Ertl Company, Inc. (subsequently renamed Racing Champions Ertl, Inc.) and certain of its affiliates ("Ertl") for approximately $94.6 million. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a draw-down on the Company's credit facility (Note 7). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $31.1 million was being amortized on a straight-line basis over 40 years through December 31, 2001.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998 and 1999 assumes that the Ertl acquisition occurred as of January 1, 1998 and 1999 (amounts in thousands, except per share data):


                                                        DECEMBER 31, 1998      DECEMBER 31, 1999
                                                        ------------------     -----------------
Net sales...........................                     $   329,175           $  266,340
Income (loss) before extraordinary item                        8,872               (3,471)
Net income (loss)...................                           7,090               (3,471)
Earnings (loss) per share:
  Basic.............................                     $      0.44           $    (0.21)
  Diluted...........................                     $      0.43                    -

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements consolidate the accounts of RCC and its wholly owned subsidiaries. All intercompany items and transactions have been eliminated.

Foreign Currency Translation/Transactions

Foreign subsidiary assets and liabilities are reported in the local currency and translated at the rates of exchange at the balance sheet date while income statement accounts are translated at the average exchange rates in effect during the period. Exchange gains and losses resulting from translations for the years ended December 31, 1999, 2000 and 2001 have been recorded as a component of accumulated other comprehensive (loss) income in stockholders' equity. The net exchange losses resulting from transactions in foreign currencies for the years ended December 31, 2000 and 2001 were $0.5 and $0.2 million, respectively, and are included in the accompanying consolidated statements of income. Exchange gains and losses resulting from transactions in foreign currencies for 1999 were insignificant.

Revenue Recognition

The Company recognizes revenue based upon transfer of title of product to customers. The Company provides for estimated credit and other concessions at the time the sale is recorded.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income. For the years ended December 31, 1999, 2000 and 2001, shipping and handling costs were $3.4 million, $4.4 million and $4.8 million, respectively.

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

During the first quarter of 2001, the Company recorded an adjustment of approximately $613,000 to reduce the Company's estimate of its pension funding liability based on a recent actuarial valuation. This adjustment is included in selling, general and administrative expenses in the consolidated statement of operations. This adjustment resulted in income after taxes of approximately $356,000.

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

Asset Descriptions                          Estimated Useful Life
------------------                          ---------------------
Buildings and improvements                         2-40 years
Tooling                                            3-8 years
Other equipment                                    2-13 years
                                                   ==========

Goodwill

Purchase price in excess of identifiable net assets acquired (goodwill) was being amortized over 40 years on a straight-line basis through December 31, 2001. Approximately $88.7 million of this goodwill is tax deductible over 15 years. Amortization expense relating to goodwill for the years ended December 31, 1999, 2000 and 2001 was approximately $3.4 million, $3.7 million and $3.4 million, respectively. Accumulated amortization was $13.2 million and $16.6 million at December 31, 2000 and 2001, respectively. The Company reviews goodwill for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. To date, no such events or changes in circumstances have occurred.

Other Assets

Other assets at December 31, 2000 consist primarily of refundable deposits for leased equipment and deferred financing fees. Other assets at December 31, 2001 consist of intangible pension asset, refundable deposits for leased equipment and deferred financing fees. These deferred financing fees are being amortized over the term of the debt agreement on a straight-line basis. Interest expense related to the deferred financing fees for the years ended December 31, 1999, 2000 and 2001 was approximately, $0.2 million, $0.4 million and $0.6 million, respectively. Accumulated amortization was $0.6 million and $1.2 million at December 31, 2000 and 2001, respectively.

Concentration of Credit Risk

Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers. There were two customers accounting for approximately 11.5% and 11.1% of net sales for the year ended December 31, 1999, two customers accounting for approximately 11.8% and 13.8% of net sales for the year ended December 31, 2000 and two customers accounting for approximately 15.6% and 14.6% of net sales for the year ended December 31, 2001. Additionally, one customer accounted for approximately 25.2% and 35.1% of accounts receivable at December 31, 2000 and December 31, 2001, respectively. The Company does not require collateral or other security to support customers' receivables. The Company conducts periodic reviews of its customers' financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased credit insurance which covers a portion of its receivables from major customers.

Supplier Concentration

The Company's purchases in 1999 from two of its dedicated suppliers, Sharp Success and Win Yield, were 11.7% and 10.4%, respectively, of its total product purchases. The Company's purchases in 2000 from two of its dedicated suppliers, Sharp Success and Win Yield, were 21.1% and 15.4%, respectively, of its total product purchases. The Company's purchases in 2001 from three of its dedicated suppliers, Sharp Success, Win Yield, and Sunrise, were 22.5%, 15.0%, and 11.3%, respectively, of its total product purchases. There were no other suppliers accounting for more than 10.0% of total product purchases during the years ended December 31, 1999, 2000 or 2001.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items.

Derivative Instruments

The Company accounts for its interest rate collar under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133, the Company has recorded its interest rate collar on the consolidated balance sheet at its fair value. Changes in fair value are recorded in interest expense in the consolidated statement of operations.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefits. At December 31, 2000 and 2001, no direct-response advertising was included in prepaid expenses. Direct-response advertising relating to prior prepaid expenses that were expensed for the years ended December 31, 1999, 2000 and 2001 was approximately $1.8 million, $0 and $0, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS No. 123, which establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. Approximately $23,000 has been recorded as compensation expense for stock-based compensation agreements with non-employees for each year ended December 31, 1999, 2000 and 2001.

Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The following table discloses the components of earnings per share as set forth in SFAS No. 128: (amounts in thousands, except per share data):

                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                                      ------------------------------------
                                                                    WEIGHTED             PER
                                                     NET             AVERAGE            SHARE
                                                   INCOME            SHARES            AMOUNT
                                                --------------    --------------    --------------
Basic net income per share:
Net income..................................         $535            16,249             $0.03

Plus effect of dilutive securities:
   Stock options and warrants...............            -               339                 -
                                                --------------    --------------    --------------

Diluted net income per share:
Net income plus assumed conversions...........       $535            16,588             $0.03
                                                ==============    ==============    ==============


Options and warrants to purchase 749,104 shares of common stock at prices ranging from $9.84 to $16.18 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares.

                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                                      ------------------------------------
                                                                    WEIGHTED             PER
                                                     NET             AVERAGE            SHARE
                                                   INCOME            SHARES            AMOUNT
                                                --------------    --------------    --------------
Basic net income per share:
Net income..................................       $5,890            14,827             $0.40

Plus effect of dilutive securities:
   Stock options and warrants...............            -               258                 -
                                                --------------    --------------    --------------

Diluted net income per share:
Net income plus assumed conversions...........     $5,890            15,085             $0.39
                                                ==============    ==============    ==============


Options and warrants to purchase 877,374 shares of common stock at prices ranging from $5.00 to $15.00 per share were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares.

                                                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                                      ------------------------------------
                                                                    WEIGHTED             PER
                                                     NET             AVERAGE            SHARE
                                                   INCOME            SHARES            AMOUNT
                                                --------------    --------------    --------------
Basic net income per share:
Net income..................................      $15,123            14,663             $1.03

Plus effect of dilutive securities:
   Stock options and warrants...............            -               496                 -
                                                --------------    --------------    --------------

Diluted net income per share:
Net income plus assumed conversions...........    $15,123            15,159             $1.00
                                                ==============    ==============    ==============


Options and warrants to purchase 1,259,504 shares of common stock at prices ranging from $7.94 to $16.77 per share were outstanding during 2001 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares.

Recent Accounting Pronouncements

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("Statement No. 141"). Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method will be prohibited. Additionally, Statement No. 141 requires that certain intangible assets be recognized as assets apart from goodwill if they meet one of two criteria: (1) the contractual-legal criterion or (2) the separability criterion. Statement No. 141 is effective for all business combinations initiated after June 30, 2001.

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement No. 142 as of January 1, 2002. As of December 31, 2001, goodwill, net of accumulated amortization, is approximately $120.3 million and related amortization expense for the years ended December 31, 1999, 2000 and 2001 was approximately $3.4 million, $3.7 million and $3.4 million, respectively. The Company has not yet determined the impact that Statement No. 142 will have on the Company's financial condition or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"), which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. Statement No. 144 creates a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined the impact that Statement No. 144 will have on the Company's financial condition or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  RESTRUCTURING AND OTHER CHARGES

In the second quarter of 1999, the Company recorded restructuring and other charges of $6.4 million. These charges relate to the Company's alignment of operations, product lines and direct marketing efforts with the consolidation plans for those same areas at RCE. Approximately $2.2 million of the charges relate to the re-focusing of the direct mail programs, $4.0 million relate to the reduction and consolidation of product lines and the remaining $0.2 million relate to operational consolidation, including severance and relocation costs. For the year ended December 31, 1999, all of the charges related to direct mail were expended, approximately $3.7 million of the reduction and consolidation of product lines were expended and approximately $0.1 million of the charges related to severance and relocation were expended. The remainder of these charges was expended in the first quarter of 2000.

5.  BUSINESS SEGMENT

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales by each group of product lines and by distribution channel. Amounts for the years ended December 31, 1999, 2000 and 2001 are as shown in the tables below.

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
(amounts in thousands)                              1999              2000              2001
                                                --------------    --------------    --------------
Automotive, High Performance and
  Racing Vehicle Replicas.................          130,987            95,040          79,189
Agricultural, Construction and Outdoor
 Sports Vehicle Replicas.................         $  54,029         $  68,189       $  62,295
Pre-Teen Vehicles and Role Play
  Activity Toys...........................           16,961            30,320          32,195
Sports Trading Cards and Racing Apparel and
  Souvenirs...............................           25,603            16,816          24,960
Collectible Figures.......................            3,780             4,441           4,609
                                                --------------    --------------    --------------
Net sales.................................        $ 231,360         $ 214,806       $ 203,248

Mass retail...............................        $ 100,549         $  88,441       $  82,925
OEM Dealers...............................           29,753            36,699          35,674
Specialty and Hobby Wholesalers
  and Retailers...........................           62,364            52,559          49,125
Corporate Promotional.....................           25,135            28,961          25,012
Direct to Consumer........................           13,559             8,146          10,512
                                                --------------    --------------    --------------
Net sales.................................         $231,360          $214,806        $203,248

Information by geographic area for the years ended December 31, 1999, 2000 and 2001 is set forth in the table below.

                                                                  DECEMBER 31,
                                                --------------------------------------------------
(amounts in thousands)                               1999              2000              2001
                                                --------------    --------------    --------------
Net sales:
    United States.............................   $ 213,417         $ 194,831         $ 187,317
    Foreign...................................      21,986            21,238            17,133
    Sales and transfers between geographic
    areas.....................................      (4,043)           (1,263)           (1,202)
                                                --------------    --------------    --------------
Combined total................................   $ 231,360         $ 214,806         $ 203,248

Operating income:
     United States............................   $   6,284         $  19,758         $  28,306
     Foreign..................................       2,688             3,289             4,232
                                                --------------    --------------    --------------
Combined total................................   $   8,972         $  23,047         $  32,538

Identifiable assets:
     United States............................   $ 248,049         $ 223,838         $ 204,514
     Foreign..................................      28,233            28,069            31,009
                                                --------------    --------------    --------------
Combined total................................   $ 276,282         $ 251,907         $ 235,523

6.  INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

                                                            YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------
       (amounts in thousands)                       1999              2000              2001
                                               --------------    --------------    --------------
       Pretax income:
         United States......................    $    263          $  8,745          $ 21,743
         Foreign............................       1,164             2,265             4,048
                                               --------------    --------------    --------------
                                                $  1,427          $ 11,010          $ 25,791
                                               ==============    ==============    ==============

The significant components of income tax expense are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------
       (amounts in thousands)                       1999              2000              2001
                                               --------------    --------------    --------------
       Current
          Federal............................   $       -         $      -          $  3,366
          State..............................           -                -               590
          Foreign............................         293              610             1,254
                                               --------------                      --------------
                                                      293              610             5,210
       Deferred
          Federal............................         493            3,946             4,776
          State..............................         106              564               682
          Foreign............................           -                -                 -
                                               --------------    --------------    --------------
                                                      599            4,510             5,458
                                               --------------    --------------    --------------
                     Income tax expense......   $     892         $  5,120          $ 10,668
                                               ==============    ==============    ==============



A reconciliation of the statutory Federal tax rate and actual effective income tax rate is as follows:


                                                               YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                       1999              2000              2001
                                                   -------------     -------------     -------------

   Statutory rate............................          34.0%            35.0%              35.0%
   State taxes, net of federal benefit.......           4.8              5.1                4.9
   Foreign...................................          (7.1)             3.4               (0.9)
   Other--primarily non-deductible goodwill..          30.8              3.0                2.4
                                                   -------------     -------------     -------------
   Effective rate............................          62.5%             46.5%             41.4%
                                                   =============     =============     =============

The significant components of deferred tax assets and liabilities are as follows:

                                                                          DECEMBER 31,
                                                                 --------------------------------
         (amounts in thousands)                                       2000              2001
                                                                 --------------    --------------
         Deferred tax assets
            Bad debt reserve..................................    $    1,039        $   1,000
            Inventory reserve.................................         1,343            3,081
            Sales allowance reserve...........................         3,545            2,360
            Net operating loss................................         3,444                -
            Other.............................................         2,634            1,741
                                                                 --------------    --------------
               Total deferred tax assets......................        12,005            8,182

         Deferred tax liabilities
            Intangible assets.................................        (5,710)          (6,558)
            Property and equipment............................        (3,978)          (4,718)
            Other.............................................          (574)            (620)
                                                                 --------------    --------------
                Total deferred tax liabilities................       (10,262)         (11,896)
                                                                 --------------    --------------
         Net deferred tax (liability) asset...................    $    1,743        $  (3,714)
                                                                 ==============    ==============


7.  DEBT

The Company entered into a credit agreement on April 13, 1999, amended on August 31, 2000, which provides for a revolving loan, term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $15.0 million prior to April 1, 2003, based upon the Company's levels of inventory and accounts receivables. At December 31, 2001, based on the Company's borrowing base calculation, the Company had the ability to borrow $15.0 million. At December 31, 2001, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $62.0 million at December 31, 2001, is due in scheduled quarterly payments of $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit facility are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus a margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At December 31, 2001 the margin in effect was 0.50% for base rate loans and 1.75% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At December 31, 2001, the commitment fee was 0.25% per annum on the average daily unused portion of the revolving loan. During 2001, the Company paid $59,888 in commitment fees.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, repurchasing stock, incurring additional debt and entering into an acquisition, sale or merger transaction. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of December 31, 2001, the Company was in compliance with the covenants in the credit agreement.

The Company's credit agreement also requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30 day LIBOR rates of 8.0% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During 2001, the Company paid $0.2 million on the agreement, which is included in interest expense on the accompanying consolidated statements of income. During 1999 and 2000, the effect of this agreement was insignificant.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this statement, the Company recorded a one-time transition adjustment of approximately $85,000, in the consolidated statement of operations. Additionally, charges of approximately $457,000 were recorded in interest expense related to the decline in fair value of the interest rate collar during the year ended December 31, 2001. The fair value of the interest rate collar at December 31, 2001 of approximately $542,000 is included in the liability section of the consolidated balance sheet.

The Company's Hong Kong subsidiary entered into a credit agreement with a bank that provides for a line of credit of up to $2.0 million. Amounts borrowed under this line of credit bear interest at the bank's prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by RCI, RCE and RCL. As of December 31, 2000 and 2001 there were no outstanding borrowings under this line of credit.

The Company's U.K. subsidiary has a line of credit with its bankers for $0.6 million. The line of credit bears interest at 1.00% over the bank's base rate, and is subject to a letter of guarantee given by Racing Champions Corporation for $0.8 million. At December 31, 2001 and 2000 respectively the Company had no amounts outstanding on the line of credit.

During 1999, warrants valued at $1.6 million issued in conjunction with a subsidiary's 1997 debt agreement were exercised.

Long-term debt consists of the following: (amounts in thousands)

                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                      2000              2001
                                                                 --------------    --------------

 Term loan payable to banks, bearing interest at
 3.83% as of December 31, 2001, with quarterly
 principal payments of $4,000 and final balloon
 payment due April 1, 2003..........................              $   97,000        $    62,000

 Less -- current maturities.........................                  14,000             16,000
                                                                 --------------    --------------
                                                                  $   83,000        $    46,000
                                                                 ==============    ==============

8.  COMMITMENTS AND CONTINGENCIES

Rental expense for office and warehouse space and equipment under cancelable and noncancelable operating leases amounted to approximately $3.2 million, $2.7 million and $2.5 million for the years ended December 31, 1999, 2000 and 2001 respectively. Commitments for future minimum lease payments with terms extending beyond one year at December 31, 2001, for noncancelable operating leases are as follows: (amounts in thousands)


2002............................       $2,049
2003............................        1,517
2004............................          929
2005............................          397
2006............................          239
Thereafter......................          603
                                       ------
        Total...................       $5,734
                                       ======

The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has approximately 600 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of 1 to 3 years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not they meet specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the year 2001. During 2000, the Company recorded a $2.5 million charge related to minimum guaranteed royalty payments from NASCAR-related license agreements that exceeded royalties earned on product sales. Royalty costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

9.  LEGAL PROCEEDINGS

The Company has settled the securities class action lawsuit originally filed in 2000 in the U.S. District Court for the Northern District of Illinois, Eastern Division under the caption Market Street Securities, Inc., et al. v. Racing Champions Corporation, et al. Pursuant to the settlement, the Company made a $1.8 million payment, which was covered by insurance. The Company incurred legal expenses of approximately $1.0 million in connection with this lawsuit that were not covered by insurance.

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

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiffs seek actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. In May 2001, the defendants' motion for summary judgment was denied. In September 2001, the California Supreme Court denied permission to the defendants to appeal the denial of their motion for summary judgment. The plaintiffs' motion for class certification is currently pending with the trial court. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

10.  CAPITAL STOCK

There are currently outstanding public warrants to purchase 255,838 shares of the Company's common stock at an exercise price of $13.88 per share. The public warrants may be redeemed by the Company under certain terms and conditions at a price of $0.05 per warrant. In addition, there are outstanding underwriter warrants to purchase an aggregate of 45,900 shares of the Company's common stock at an exercise price of $16.77 per share and underwriter warrants to purchase warrants to purchase an aggregate of 11,705 shares of the Company's common stock at $13.88 per share. No holder of any of the outstanding warrants has voting or other rights as a stockholder of the Company. All of the warrants expire in April 2002. The Company assigned $739,126 to the value of all stock warrants issued.

11.  STOCK REPURCHASE PROGRAM

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

On July 24, 2001, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $5.0 million. The Company's bank lenders have consented to the stock repurchases through May 10, 2002. As of December 31, 2001 the Company had repurchased 75,000 shares for approximately $321,000 under this authorization.

12.  STOCK OPTION PLAN

The Company has an employee stock option plan for its key employees. The employee stock option plan is administered by the Board of Directors. The Company has reserved 415,041 shares of common stock for issuance under the plan. On April 30, 1996 and June 1, 1996, the Company granted 311,281 and 20,752 options, respectively, to purchase shares of common stock at an exercise price equal to fair market value as determined by the Board of Directors in connection with the Recapitalization. These options vest in equal installments over a five-year period. The options will expire on the earlier of the tenth anniversary of the date of grant or 30 days after the date of termination of the employees' employment with the Company.

The Company maintains a stock incentive plan, under which the Board of Directors may grant options to purchase up to 1,500,000 shares of common stock to executives or key employees of the Company at an exercise price equal to fair value. Part of the options which have been granted vested immediately and the rest vest over a five-year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employees' employment with the Company.

The Company also maintains an omnibus stock plan, under which the Company has 400,000 shares of its common stock reserved for issuance. In 1997, 254,940 options to purchase shares of the Company's common stock were granted under this plan.

Stock option activity for the Company's stock option plans for the years ended December 31, 1999, 2000 and 2001, is as follows:

                                                                                                    WEIGHTED-         SHARES
                                                                                                    AVERAGE         AVAILABLE
                                                                                                    EXERCISE        FOR FUTURE
                                                              SHARES              PRICE              PRICE           GRANTS
                                                         --------------    -----------------    --------------   --------------
Outstanding as of December 31, 1998.....................    866,732                                $  7.71          448,105
---------------------------------------------------------------------------------------------------------------------------------
1999
Granted.................................................    354,250           $5.00 - $10.94       $  7.47
Exercised...............................................    111,912           $0.13 - $11.57       $  4.82
Cancelled...............................................    146,300           $0.13 - $14.00       $ 11.04
---------------------------------------------------------------------------------------------------------------------------------

Outstanding as of December 31, 1999.....................    962,770                                $  7.44        1,140,155
---------------------------------------------------------------------------------------------------------------------------------
2000
Granted.................................................    390,000           $ 1.41 - $1.56       $  1.49
Exercised...............................................     12,000                    $0.13       $  0.13
Cancelled...............................................     94,650           $5.00 - $14.00       $ 10.03
---------------------------------------------------------------------------------------------------------------------------------

Outstanding as of December 31, 2000.....................  1,246,120                                $  5.45          844,805
---------------------------------------------------------------------------------------------------------------------------------
2001
Granted.................................................    450,000                    $7.94       $  7.94
Exercised...............................................      6,800           $ 1.41 - $5.00       $  1.83
Cancelled...............................................     22,500           $1.41 - $14.00       $  3.60
Outstanding as of December 31, 2001.....................  1,666,820                                $  6.17          417,305
---------------------------------------------------------------------------------------------------------------------------------

Exercisable as of December 31, 1999.....................    359,559                                $  8.09
---------------------------------------------------------------------------------------------------------------------------------
Exercisable as of December 31, 2000.....................    474,195                                $  7.30
---------------------------------------------------------------------------------------------------------------------------------
Exercisable as of December 31, 2001.....................    694,906                                $  6.42


The following table summarizes information about stock options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                        --------------------------------  --------------------------------
                                         WEIGHTED AVERAGE    WEIGHTED                       WEIGHTED
  RANGE OF EXERCISE        NUMBER           REMAINING        AVERAGE         NUMBER          AVERAGE
         PRICES           OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
 ---------------------- --------------- ----------------- --------------  --------------------------------
    $0.13 to $1.56        612,529              7.0            $ 0.96        308,529          $ 0.44
    $5.00 to $12.00       868,506              8.5            $ 8.17        210,536          $ 8.89
   $12.73 to $16.18       185,785              5.0            $13.97        175,841          $13.97

Had compensation costs for the stock options issued been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                    YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------
(amounts in thousands, except per share data)               1999              2000              2001
                                                       --------------    --------------    --------------
Net Income
     As reported........................                  $  535            $5,890            $15,123
     Pro forma..........................                  $  407            $5,878            $14,624

Basic net income per share
     As reported........................                  $ 0.03            $ 0.40            $  1.03
     Pro forma..........................                  $ 0.03            $ 0.40            $  1.00

Diluted net income per share
     As reported........................                  $ 0.03            $ 0.39            $  1.00
     Pro forma..........................                  $ 0.02            $ 0.39            $  0.96

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, risk free rates of return from 4.69% to 5.74%, volatility factors of 79.93% to 87.76%, and expected life of 5 to 10 years. The weighted average fair value of options granted under the Company's stock option plan for the years ended December 31, 1999, 2000 and 2001 was $5.76, $1.26 and $6.91 per share, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may be granted.

13.  RELATED PARTY TRANSACTIONS

The Company purchased approximately $6.0 million, $7.7 million, and $9.0 million of product during 1999, 2000 and 2001, respectively from a company controlled by a relative of one of the Company's stockholders/directors.

The Company leased warehouse space from a party related to an officer/director of the Company. Rent expense for the years ended December 31, 1999 and 2000 was $95,640 and $7,970, respectively. This lease was terminated in February 2000.

The Company pays sales commissions to an external sales representative organization, of which one of the principals of this organization is a relative of an officer/director of the Company. For the years ended December 31, 1999, 2000 and 2001, commissions of $166,882, $144,662 and $26,113, respectively, were allocated to the related principal. In April 2001, the principal left the external sales representative organization.

14.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute up to 15% of pre-tax gross wages, subject to certain restrictions. The Company makes matching contributions of 50% of the employees' contributions up to 5% of employee wages. For the years ended December 31, 1999, 2000 and 2001 the Company's contributions were approximately $0.2 million, $0.3 million and $0.2 million, respectively.

The Company also maintains a pension plan for hourly union employees. Benefits under this plan, are based on a stated amount for specified years of service as negotiated in the respective collective bargaining agreements. The Company's funding policy is to make contributions in amounts actuarially determined by an independent consulting actuary to fund the benefits to be provided.

Net periodic cost of the defined benefit plan included the following components:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
(amounts in thousands)              NINE MONTHS ENDED
                                    DECEMBER 31, 1999          2000              2001
                                  ---------------------    --------------   --------------
Benefits earned during the period
  (service cost)...............           $ 85                 $ 99               $ 121
Interest cost on projected
  benefit obligation...........            413                  555                 612
Expected return on plan assets.           (488)                (706)               (801)
Amortization of prior service cost                                                   19
Amortization of unrecognized gain            -                   (6)                  -
                                  ---------------------    --------------    --------------
Net periodic pension costs.....           $ 10                 $(58)              $ (49)

The change in benefit obligation and plan assets and reconciliation of funded status are as follows: (amounts in thousands)

                                              1999              2000              2001
                                          --------------    -------------     --------------
Change in projected benefit obligation
  during the period:
Projected benefit obligation, beginning
  of period...........................       $ 7,959          $ 7,274           $ 8,111
Service cost..........................            85               99               121
Interest cost.........................           413              555               612
Actuarial loss (gain).................          (927)             525               682
Benefits and noninvestment trust
  expenses paid.......................          (256)            (342)             (376)
                                          --------------    -------------     --------------
Projected benefit obligation, end            $ 7,274          $ 8,111           $ 9,150
  of period...........................

Change in plan assets during the period:
Plan assets at fair value, beginning
  of period...........................       $ 6,919          $ 6,821           $ 8,118
Actual return on plan assets..........           122              672              (617)
Employer contributions................            37              967               476
Benefits and noninvestment expenses
  paid................................          (256)            (342)             (376)
                                          --------------    -------------     --------------
Plan assets at fair value, end of period     $ 6,822          $ 8,118           $ 7,601

Reconciliation of accrued and total amount
  recognized:
Funded status of the plan.............       $  (453)         $     7           $ (1,549)
Unrecognized prior service costs......             -                -               228
Unrecognized net gain.................          (561)               4             1,858
                                          --------------    -------------     --------------
Net amount recognized.................       $(1,014)         $   11            $  537


Amounts recognized in the consolidated
  balance sheets:
Prepaid benefit cost..................       $     -          $   11            $     -
Accrued benefit liability.............        (1,014)              -             (1,549)
Intangible asset......................             -               -                228
Accumulated other comprehensive
  loss................................             -               -              1,858
                                          --------------    -------------     --------------
Net amount recognized.................       $(1,014)         $   11            $   537
Supplemental Noncash Financing
  Activities:
Unfunded pension obligation...........             -               -            $ 2,085

Assumptions used for the year-end disclosure were as follows:

                                               1999             2000              2001
                                               ----             ----              ----
Discount rate........................          7.75%            7.25%              7.00%
Expected return on plan assets.......          9.50%            9.50%              9.50%
Mortality table......................         71 GAT           83 GAM             83 GAM

Assumptions used for the period expense were as follows:

                                               1999              2000              2001
                                               ----              ----              ----
Discount rate........................          7.00%            7.75%              7.00%
Expected return on plan assets.......          9.00%            9.50%              9.50%
Mortality table......................         83 GAM           83 GAM             83 GAM

The assets of the defined benefit plan are primarily invested in listed stocks and bonds.

15.  SUBSEQUENT EVENTS

The Board of Directors of the Company has approved the filing of a Registration Statement with the Securities and Exchange Commission with regard to a public offering of the Company's common stock. Under the proposed public offering, the Company intends to sell to the public 1,500,000 shares of common stock and certain selling stockholders propose to sell to the public 3,000,000 shares of common stock. The Company intends to use the proceeds from the proposed public offering to repay outstanding debt and for general corporate purposes, including working capital.

Upon the closing of the proposed public offering, the Company plans to enter into a new credit facility to replace its existing credit facility. The Company expects that the new credit facility will be a three-year $50.0 million unsecured revolving loan that will bear interest at a LIBOR rate plus a margin that varies between 0.75% and 1.40%.

Upon the closing of the proposed public offering, the Company plans to change its name to Racing Champions Ertl Corporation by merging a wholly owned subsidiary with that name into the Company.