Form 10-K/A
period 2001-12-31
RACING CHAMPIONS CORP
filed 2002-03-04
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

        Number of shares of the Registrant's common stock outstanding as of February 15, 2002: 14,624,408.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

        Racing Champions Corporation is hereby amending its Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 22, 2002, to read in its entirety as follows:

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

PRODUCTS

        We provide a diverse offering of highly detailed, authentic replicas and stylized toys known for their quality workmanship. Our products have received numerous "best of" awards from collector, family and toy magazines and currently retail from $0.99 to $324.99. We have successfully expanded our product offering, which currently consists of five product categories. By offering a wide range of products at varying price points, we believe our products appeal to a broad range of consumers. The following chart summarizes our current product categories:

                               OUR KEY                                                   OUR KEY
     CATEGORY                  LICENSES                   BRANDS                        PRICE RANGE
     --------                  --------                   ------                        -----------
Automotive, High            Ford                      Racing Champions                $1.29 - $39.99
Performance and Racing      General Motors            Authentics
Vehicle Replicas            DaimlerChrysler           Ertl Collectibles
                            NASCAR                    American Muscle
                            NHRA                      AMT
                                                      BodyShop


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

        - Scooby Doo, John Deere, Thomas the Tank Engine and NASCAR push and rolls, toy books, radio control vehicles, playsets and puzzles based on various characters from these licensed properties; and

        - Little Muscle plastic and metal personalized vehicles based on licenses from Ford, General Motors and Daimler Chrysler, which we introduced in 2001.

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

NEW PRODUCTS

        A key component of our strategy is to be first to market with innovative collectibles and toys. We focus on identifying new product or licensing opportunities in market segments where significant consumer enthusiasm exists. We have an intimate understanding of the markets we serve due to the insight of our integrated development teams, each of which focuses exclusively on a specific end-user group. This focus allows us to better understand the unique preferences of our target markets and develop innovative, branded products that appeal to our consumers' passions. Some of our new products are extensions to our existing product lines and others are entirely new product lines. The following is a summary of the six new product lines we plan to introduce in 2002.

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

         HARLEY-DAVIDSON. We recently signed a multi-year license agreement with this legendary motorcycle manufacturer, which will allow us to produce and market the following products for distribution in Harley-Davidson dealers, specialty, collector and hobby stores, independent toy stores and non-discount chain retailers.

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

        - Harley-Davidson NHRA Pro Stock Drag Racing Bike. For the first time, Harley-Davidson is producing a drag racing bike for competition on the NHRA circuit. In 2002, we plan to produce a new 1:6th scale Racing Champions Authentics replica of the Harley-Davidson NHRA Pro Stock drag racing bike.

        HOMETOWN ROADWAY. We plan to introduce Hometown Roadway(TM), interlocking wooden track vehicle and building systems based on hometown real-life themes from licensing partners such as John Deere, Harley-Davidson, Texaco, Ford, General Motors and DaimlerChrysler. The basic units will include wooden vehicles and connecting wooden roadway sections and will be compatible with existing wooden vehicle systems. We also plan to produce wooden police, fire and rescue vehicle systems. In addition to selling basic units, we plan to sell larger sets, which would include wooden vehicles, a wooden roadway and wooden replica buildings.

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

        DR. SEUSS. We recently signed a license agreement with Dr. Seuss Enterprises, L.P., which allows us to develop and market a line of highly featured figures and vehicles based on the world famous books from Dr. Seuss for distribution in specialty and independent toy stores and in non-discount chain retailers. Initial products will include well-known scenes from the

The Cat in the Hat and Green Eggs and Ham.

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

CHANNELS OF DISTRIBUTION

        Our products are available through more than 20,000 retail outlets located in North America, Europe and Asia Pacific. We market our products through multiple channels of distribution in order to maximize our sales opportunities for our broad product offering. Products with lower price points are generally sold in mass retailer channels while products with higher detailed features and prices are typically sold in hobby, collector and independent toy stores and through wholesalers and OEM dealers. Our leading position in multiple distribution channels enhances our ability to secure additional licenses, extends the reach of our products to consumers and mitigates the risk of concentration by channel or customer.

        MASS RETAILERS. We marketed 40.8% of our products through the mass retailer channel in 2001. Our products marketed through this channel are targeted predominantly at price conscious end-users. As a result, the majority of our products marketed through this channel are designed to span lower price points and retail for less than $30.00. Key customers in our mass retailer channel include Wal-Mart, Kmart, Target, Toys R Us, Zany Brainy and Tractor Supply Corporation.

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

        DIRECT TO CONSUMERS. We make certain of our products available for direct sales to consumers through our trackside event sales concessions, our company stores, our business-to-consumer website located at www.diecastexpress.com and our strategic alliance with the Bradford Group, a top direct marketing company. Individual products sold direct to consumers are sold at prices similar to retail prices found at retailers, hobby stores and dealers.

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

ITEM 2.  PROPERTIES

        As of December 31, 2001, our facilities were as follows:

            DESCRIPTION                SQUARE FEET         LOCATION             LEASE EXPIRATION
-----------------------------------    -----------        -----------           ----------------
 Corporate Headquarters...........        10,257       Glen Ellyn, IL            October 2003
 Hong Kong office.................        19,828       Kowloon, Hong Kong        June 2002
 Racing Champions South, Inc. office       6,864       Charlotte, NC             April 2007
 Racing Champions South, Inc. office
 and warehouse...............             40,000       Mooresville, NC           February 2002
 Racing Champions Ertl, Inc. office
 and warehouse....................       328,000       Dyersville, IA            Owned
 Racing Champions Ertl, Inc.
 warehouse........................       171,500       Dyersville, IA            Owned
 Racing Champions International
 Limited office...................         5,419       Exeter, United Kingdom    October 2013
 Racing Champions International                        Nottingham, United        September
 Limited warehouse(1).......              71,026       Kingdom                   2004
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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has traded on the Nasdaq SmallCap Market under the symbol "RACN" since May 8, 2000. Prior to May 8, 2000, the common stock traded on the Nasdaq National Market. Our common stock has been approved for listing on the Nasdaq National Market under the symbol "RACN" commencing on March 4, 2002. The following table sets forth the high and low closing sale prices for the common stock as reported by the Nasdaq for the periods indicated.

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

        As of December 31, 2001, there were approximately 176 holders of record of our common stock. We believe the number of beneficial owners of our common stock on that date was substantially greater.

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

        Corporate History. Since our inception in 1989, we have capitalized on the popularity of themed collectibles and toys. We became well known in the early 1990's for our officially licensed collectible die-cast replicas of popular race cars. We capitalized on our status as a pioneer of this market to become a leading producer of other automotive die-cast replicas. These products were primarily sold in the mass retailer channel under our Racing Champions brand.

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

        Sales. Our sales are primarily derived from the sale of collectibles and toys and are recognized upon transfer of title of product to our customers. We market our products through a variety of distribution channels, including mass retailers; specialty and hobby wholesalers and retailers; OEM dealers; corporate promotional accounts; and direct to consumers. For the years ended December 31, 1999, 2000, and 2001, sales to mass retailers comprised 43.5%, 41.2% and 40.8%, respectively, of our net sales.

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

        We provide certain customers the option to take delivery of our products either in the United States or the United Kingdom with credit terms ranging from 30 to 120 days or directly in China with payment made by irrevocable letter of credit or wire transfer. Since direct sales from China reduce our distribution and administrative costs, we generally grant price discounts of 15.0% to 25.0% on these sales, which results in lower gross profit margins for these sales compared to sales from shipments in the United States or the United Kingdom. Therefore, annual fluctuations in the mix of products shipped in the United States or the United Kingdom versus products delivered in China will affect year-to-year comparability of net sales and gross profit margins. However, we believe that our operating income margin is comparable for products delivered in China versus products shipped in the United States or the United Kingdom due to the elimination of distribution and certain administrative costs. For the years ended December 31, 1999, 2000, and 2001, direct sales from China constituted 21.5%, 13.2% and 9.8%, respectively, of our net sales.

        We do not sell our products on consignment and ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Returns and allowances on an annual basis have ranged from 5.0% to 9.0% of net sales over the last three years.

        Expenses. Cost of sales primarily consists of purchases of finished products, which accounted for 85.6%, 81.4 % and 80.1% of our cost of sales in 1999, 2000 and 2001, respectively. The remainder of our cost of sales includes tooling depreciation, freight-in from suppliers and concept and design expenses. Substantially all of our purchases of finished products are denominated in Hong Kong dollars and, therefore, subject to currency fluctuations. Historically, we have not incurred substantial expense due to currency fluctuations because the Hong Kong government has maintained a policy of linking the Hong Kong dollar and the U.S. dollar since 1983.

        Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing expenses, freight-out to customers and sales commissions. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. In 2001, aggregate royalties by product ranged from approximately 2.0% to 20.0% of our selling price. Royalty expense for 2001 was approximately 9.4% of our net sales. Sales commissions range from 1.0% to 10.0% of the net sales price and are paid quarterly to our external sales representative organizations. In 2001, sales subject to commissions represented 32.2% of our net sales and sales commission expense was 1.8% of our net sales.

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

RESULTS OF OPERATIONS


                                                            YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------
                                         1999                      2000                       2001
                                  --------------------    ------------------------    -------------------
                                   AMOUNT     PERCENT      AMOUNT         PERCENT      AMOUNT    PERCENT
                                  --------   ---------    --------       ---------    --------  ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................  $231,360      100.0%    $214,806         100.0%     $203,248    100.0%

Cost of sales...................   132,683       57.3      116,328          54.2        99,481     48.9
                                   -------      -----      -------         -----       -------    -----
 Gross profit...................    98,677       42.7       98,478          45.8       103,767     51.1
Selling, general and
 administrative expenses........    79,762       34.5       71,636          33.3        67,853     33.4
Restructuring and other charges.     6,400        2.8            -           0.0             -      0.0
Amortization of goodwill and
 other assets...................     3,543        1.5        3,795           1.8         3,376      1.7
                                   -------      -----      -------         -----       -------    -----
 Operating income...............     8,972        3.9       23,047          10.7        32,538     16.0
Interest expense, net...........     7,650        3.3       11,375           5.3         6,470      3.2
Other expense (income)..........      (105)       0.0          662           0.3           277      0.1
                                   --------     -----      -------         -----       -------    -----
 Income before income taxes.....     1,427        0.6       11,010           5.1        25,791     12.7
Income tax expense..............       892        0.4        5,120           2.4        10,668      5.2
                                   -------      -----      -------         -----       -------    -----
 Net income.....................  $    535        0.2     $  5,890           2.7      $ 15,123      7.5
                                   =======      =====      =======         =====       =======    =====

Net income per share:
 Basic..........................  $   0.03                $   0.40                    $   1.03
 Diluted........................      0.03                    0.39                        1.00
Weighted average shares
 outstanding:
 Basic..........................    16,249                  14,827                      14,663
 Diluted........................    16,588                  15,085                      15,159


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

        Net Sales. Net sales decreased $11.6 million, or 5.4%, to $203.2 million for 2001 from $214.8 million for 2000. Approximately $7.4 million of the sales decrease was due to fewer sales of low margin liquidation items. Sales in our automotive, high performance and racing vehicle replica category decreased 16.7%. Sales in our agricultural, construction and outdoor sports vehicle replica category decreased 8.6%. The decreased sales in these categories were primarily due to fewer inventory liquidations, a focused effort of SKU reduction and the timing of new releases in 2001. These decreases were partially offset by increased sales of sports trading cards and racing apparel and souvenirs, which increased 48.4%, due to additional trading card releases in 2001 versus 2000, as well as increased sales of our apparel and souvenirs at trackside events. Sales in the pre-teen vehicles and role play activity toys category also increased by 6.2%, primarily due to the introduction of new John Deere ride-ons and the Little Muscle product line. Sales in the collectible figures category increased 3.8%, due to the introduction of Outdoor Sportsman collectible figures and increased sales of our W. Britain collectible metal figures.

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

        The Company's United Kingdom subsidiary has a line of credit with a bank for $0.6 million. Amounts borrowed under this line of credit bear interest at 1.00% over the bank's base rate, and the line of credit is subject to a letter of guarantee given by the Company for $0.8 million. At December 31, 2001 and 2000, there were no amounts outstanding on the line of credit.

        Our anticipated debt service obligations under the existing credit facilities for 2002 for scheduled interest and principal payments are approximately $19.0 million. Average annual debt service obligations under these same facilities through April 2003 are approximately $49.0 million.

        In February 2002, we filed a Registration Statement with the Securities and Exchange Commission (the "Commission") with regard to a public offering of our common stock. Under the proposed public offering, we intend to sell to the public 1,500,000 shares of common stock and certain selling stockholders propose to sell to the public 3,000,000 shares of common stock.

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

                                                                           FISCAL YEAR 2000
                                                           --------------------------------------------------
(Amounts in thousands, except per share data)                   Q1          Q2           Q3          Q4
                                                                --          --           --          --
Net sales.........................................          $ 45,427     $ 50,078     $ 65,831     $ 53,470
Cost of sales.....................................            26,611       27,234       34,219       28,264
                                                            --------     --------     --------     --------
Gross profit......................................            18,816       22,844       31,612       25,206
Selling, general and administrative expenses (1)..            16,635       17,920       17,673       19,408
Amortization of goodwill and other assets.........               947          953          947          948
                                                            --------     --------     --------     --------
Operating income..................................             1,234        3,971       12,992        4,850
Interest expense, net.............................             2,390        2,923        3,271        2,791

Other expense (income)............................               (55)        (284)         526          475
                                                            --------     --------     --------     --------
Income (loss) before income taxes.................            (1,101)       1,332        9,195        1,584
Income tax expense (benefit)......................              (290)         407        4,266          737
                                                            --------     --------     --------     --------
Net income (loss).................................          $   (811)    $    925      $ 4,929     $    847
                                                            ========     ========     ========     ========
Net income (loss) per share:
 Basic............................................          $  (0.05)    $   0.06      $  0.34     $   0.06
 Diluted..........................................                --         0.06         0.33         0.06
Weighted average shares outstanding:
 Basic ...........................................            15,322       14,663       14,662       14,662
 Diluted..........................................            15,564       14,889       14,879       14,875

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

        The following table is based on information supplied to us by the stockholders, officers and directors described above. We have determined beneficial ownership in accordance with the rules of the Commission. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of common stock subject to options that are either currently exercisable or exercisable within 60 days of January 15, 2002, are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The table lists applicable percentage ownership based on 14,624,408 shares outstanding.

        Unless otherwise indicated, the address for each person listed below is 800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, Illinois, 60137.

                                                                 SHARES OF           PERCENT OF
                                                                   COMMON              COMMON
                                                                    STOCK               STOCK
                                                                BENEFICIALLY        BENEFICIALLY
                NAME                                                OWNED               OWNED
        -------------------------                               ------------        -------------
        Robert E. Dods(1).................................        1,368,701                9.4%
        Boyd L. Meyer(2)..................................        1,368,700                9.4
        Peter K.K. Chung(3)...............................        1,388,701                9.5
        Peter J. Henseler(4)..............................          136,942                  *
        Curtis W. Stoelting(5)............................          327,342                2.2
        Avy H. Stein(6)...................................        2,381,249               16.3
        Daniel M. Gill(7).................................        2,381,249               16.3
        John S. Bakalar(8)................................           35,200                  *
        John J. Vosicky(9)................................           34,000                  *
        Willis Stein & Partners, L.P.(10).................        2,381,249               16.3
        All directors and executive officers as a group
           (10 persons)(11)...............................        7,083,303               47.4

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

     10.10*+ Employment Agreement, dated as of April 30, 2001, between Racing Champions Corporation and Robert E. Dods.

     10.11*+ Employment Agreement, dated as of April 30, 2001, between Racing Champions Corporation and Boyd L. Meyer.

     10.12*+ Employment Agreement, dated as of April 30, 2001, between Racing Champions Limited and Peter K.K. Chung.


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

     10.15*+ Employment Agreement, dated as of April 30, 2001, by and between Racing Champions Ertl, Inc. and Jody L. Taylor.

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

     21+        Subsidiaries of the Company.

      23.1      Consent of Arthur Andersen LLP.

      23.2      Consent of Ernst & Young LLP.

      24+       Power of Attorney

---------------

+       Previously filed.

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



                                  RACING CHAMPIONS CORPORATION

                                  By     /s/ Curtis W. Stoelting
                                    --------------------------------------
                                    Curtis W. Stoelting, Chief Operating
                                               Officer

                                  Date:  March 1, 2002


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

*                                     Chairman of the Board, Chief         March 1, 2002
-----------------------------         Executive Officer and Director
Robert E. Dods                        (Principal Executive Officer)


*                                     Vice Chairman and Director           March 1, 2002
-----------------------------
Boyd L. Meyer


/s/ Curtis W. Stoelting               Chief Operating Officer and          March 1, 2002
-----------------------------         Executive Vice President
Curtis W. Stoelting                   (Principal Financial Officer)



/s/ Jody L. Taylor                    Chief Financial Officer and           March 1, 2002
-----------------------------         Secretary (Principal Accounting
Jody L. Taylor                        Officer)

        *                                                                   March 1, 2002
-----------------------------
Peter K.K. Chung                      Director

        *                                                                   March 1, 2002
-----------------------------
Avy H. Stein                          Director

        *                                                                   March 1, 2002
-----------------------------
Daniel M. Gill                        Director

        *                                                                   March 1, 2002
-----------------------------
John S. Bakalar                       Director

        *                                                                   March 1, 2002
-----------------------------
John J. Vosicky                       Director

/s/ Curtis W. Stoelting                                                     March 1, 2002
-----------------------------
Curtis W. Stoelting
*Attorney-in-fact

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


Reports of Independent Auditors...........................................................F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001..............................F-4

Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001....F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999
  2000 and 2001...........................................................................F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
2000 and 2001.............................................................................F-7

Notes to Consolidated Financial Statements................................................F-8


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

                                               ERNST & YOUNG LLP
Exeter, England
February 22, 2002

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,
                                                          -----------------------------------
                                                               2000                2001
                                                          ----------------    ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................       $    12,581,542     $    16,509,550
  Accounts receivable, net of allowance for
  doubtful accounts
    of $3,331,264 and $3,009,120...................            41,488,415          36,971,520
  Income tax and other receivable..................             6,516,872             196,842
  Inventory........................................            18,650,953          17,544,506
  Deferred taxes...................................             7,988,049           6,589,080
  Prepaid expenses.................................             3,481,743           3,396,727
                                                          ----------------    ----------------
    Total current assets...........................            90,707,574          81,208,225

PROPERTY AND EQUIPMENT:
  Land.............................................               725,514             716,675
  Buildings and improvements.......................             4,935,668           4,944,808
  Tooling..........................................            44,079,366          48,805,727
  Other equipment..................................            10,335,771          10,447,621
                                                          ----------------    ----------------
                                                               60,076,319          64,914,831
LESS ACCUMULATED DEPRECIATION......................           (23,840,694)        (31,989,611)
                                                          ----------------    ----------------
                                                               36,235,625          32,925,220
  Goodwill, net....................................           123,534,772         120,277,657
  Other assets.....................................             1,428,712           1,112,022
                                                          ----------------    ----------------
TOTAL ASSETS.......................................          $251,906,683        $235,523,124
                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................       $     6,790,940     $     7,132,961
  Taxes payable....................................               852,357           2,789,348
  Accrued expenses.................................             9,381,662           8,628,019
  Accrued allowances...............................            11,377,943          11,479,174
  Accrued royalties................................             6,902,619           6,268,342
  Current maturities of term notes.................            14,000,000          16,000,000
  Other current liabilities........................             2,447,012           2,517,970
                                                          ----------------    ----------------
    Total current liabilities......................            51,752,533          54,815,814
  Term notes, less current maturities..............            83,000,000          46,000,000
  Deferred income taxes............................             6,244,794          10,303,011
  Other long-term liabilities......................             6,344,638           6,643,407
                                                          ----------------    ----------------
TOTAL LIABILITIES..................................           147,341,965         117,762,232
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
  Common stock, voting, $0.01 par value, 28,000,000
    shares authorized, 16,444,708 shares issued and
    14,661,608 shares outstanding at December 31,
    2000 and 16,451,508 shares issued and
    14,617,408 shares outstanding at December 31,
    2001...........................................               164,447             164,515
  Stock warrants outstanding.......................               728,740             728,740
  Additional paid-in capital.......................            89,265,424          89,288,930
  Accumulated other comprehensive income (loss)....               775,852            (932,367)
  Retained earnings................................            21,218,320          36,341,329
                                                          ----------------    ----------------
                                                              112,152,783         125,591,147
  Treasury stock, at cost, 1,783,100 shares at
    December 31, 2000 and 1,834,100 shares at
    December 31, 2001..............................            (7,588,065)         (7,830,255)
                                                          ----------------    ----------------
  Total stockholders' equity.......................           104,564,718         117,760,892

  Total liabilities and stockholders' equity.......       $   251,906,683     $   235,523,124
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
                                                     ========        ==========      =============       ===========



                                                ADDITIONAL                            TOTAL
                                                 PAID-IN          RETAINED        STOCKHOLDERS'       COMPREHENSIVE
                                                 CAPITAL          EARNINGS           EQUITY           INCOME (LOSS)
                                              ---------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998..................    $85,252,973      $14,792,219        $102,581,842
Net income..................................              -          535,504             535,504   $        535,504
Stock issued upon option exercise...........        538,619                -             539,738                  -
Expense recognized under stock option grant.         22,824                -              22,824                  -
Stock warrants exercised....................      3,426,745                -           1,782,043                  -
Treasury stock acquisition..................              -                -          (3,596,727)                 -
Other comprehensive loss--foreign currency
   translation adjustments..................              -                -             (16,991)           (16,991)
                                                -----------      -----------        ------------   ----------------
Comprehensive income........................                                                                518,513
                                                                                                   ----------------
BALANCE, DECEMBER 31, 1999..................     89,241,161       15,327,723         101,848,233
Net income..................................              -        5,890,597           5,890,597          5,890,597
Stock issued upon option exercise...........          1,440                -               1,560                  -
Expense recognized under stock option grant.         22,823                -              22,823                  -
Treasury stock acquisition..................              -                -           (3,991,338)                -
Other comprehensive income--foreign currency
   translation adjustments..................                               -             792,843            792,843
                                                -----------      -----------        ------------   ----------------
Comprehensive income........................                                                              6,683,440
                                                                                                   ----------------

BALANCE, DECEMBER 31, 2000..................     89,265,424       21,218,320         104,564,718
Net income..................................              -       15,123,009          15,123,009         15,123,009
Stock issued upon option exercise...........         12,392                -              12,460                  -
Expense recognized under stock option grant.         22,824                -              22,824                  -
Treasury stock acquisition..................              -                -            (321,400)                 -
Reissue treasury stock......................        (11,710)               -              67,500                  -
Other comprehensive income--foreign currency
   translation adjustments..................              -                -             149,342            149,342
Other comprehensive loss--minimum pension
   liability adjustments....................              -                -          (1,857,561)        (1,857,561)
                                                -----------      -----------        ------------   ----------------
Comprehensive income........................                                                       $     13,414,790
                                                                                                   ================
BALANCE, DECEMBER 31, 2001..................    $89,288,930      $36,341,329        $117,760,892
                                                ===========      ===========        ============


        The accompanying notes are an integral part of these consolidated statements.

                  RACING CHAMPIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                 YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                        1999              2000              2001
                                                    --------------    -------------    ---------------
OPERATING ACTIVITIES
Net income....................................       $    535,504     $ 5,890,597      $15,123,009
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation..............................          7,491,888       9,603,872        9,188,293
    Stock option expense......................             22,824          22,824           22,824
    Provision for uncollectible accounts......          2,378,702       2,053,229        2,715,193
    Interest on deferred financing costs......            228,936         423,092          561,408
    Amortization of goodwill and other assets.          3,542,579       3,794,757        3,376,354
    Loss (gain) on disposition of assets......             25,043         (19,968)         309,844
    Deferred income taxes.....................                599       7,189,431        5,457,969
    Changes in operating assets and
      liabilities, net of acquisition activity:
      Accounts and income tax receivable......          2,240,257      (4,685,001)       7,661,122
      Inventory...............................         18,870,223       8,887,297        1,209,141
      Prepaid expenses........................          2,027,666       4,163,384         (426,623)
      Accounts payable and accrued expenses...        (14,222,269)      1,772,489          869,845
      Other liabilities.......................         (1,032,590)       (472,835)      (1,032,447)
                                                    --------------    ------------     ------------
Net cash provided by operating activities.....         22,109,362      38,623,168       45,035,932

INVESTING ACTIVITIES
Purchase of property and equipment............         (9,885,390)     (8,217,973)      (6,476,957)
Proceeds from disposal of property and equipment        2,136,899         276,641          123,811
Purchase price of Ertl, net of cash...........        (92,996,967)              -                -
Increase in other non-current assets..........         (1,507,729)       (279,657)        (118,973)
                                                    --------------    ------------     ------------
Net cash used in investing activities.........       (102,253,187)     (8,220,989)      (6,472,119)

FINANCING ACTIVITIES
Issuance of stock.............................            539,738           1,560           12,460
Proceeds from bank term loans.................        115,000,000               -                -
Payment on bank term loans....................        (22,000,000)    (18,000,000)     (35,000,000)
Net borrowings (payments) on line of credit...         (4,000,000)     (8,000,000)               -
Proceeds from exercise of warrants............          1,782,043               -                -
Payment of deferred financing costs...........         (1,558,089)              -                -
Purchase of stock to be held in treasury......         (3,596,727)     (3,991,338)        (321,400)
Proceeds from reissuance of treasury stock....                  -               -           67,500
                                                    -------------     -----------      -----------
Net cash provided by (used in) financing
activities....................................         86,166,965     (29,989,778)     (35,241,440)
Effect Of exchange rate changes on cash.......                  -         (96,148)         605,635
                                                    -------------     ------------     -----------
    Net increase in cash and cash equivalents.          6,023,140         316,253        3,928,008
  Cash and cash equivalents, beginning of year          6,242,149      12,265,289       12,581,542
                                                    -------------     -----------      -----------
  Cash and cash equivalents, end of year......       $ 12,265,289     $12,581,542      $16,509,550
                                                    =============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period....       $  7,150,393     $12,602,079       $6,311,736
  Cash paid for taxes during the period.......       $  3,707,704     $ 1,877,427       $4,205,191
  Cash refund received for taxes..............       $     56,925     $ 5,421,869       $6,979,767

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

The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998 and 1999 assumes that the Ertl acquisition occurred as of January 1, 1998 and 1999 (amounts in thousands, except per share data):


                                                        DECEMBER 31, 1998      DECEMBER 31, 1999
                                                        ------------------     -----------------
Net sales...........................                     $   329,175           $  266,340
Income (loss) before extraordinary item                        8,872               (3,471)
Net income (loss)...................                           7,090               (3,471)
Earnings (loss) per share:
  Basic.............................                     $      0.44           $    (0.21)
  Diluted...........................                     $      0.43           $        -

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

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
(amounts in thousands)                              1999              2000              2001
                                                --------------    --------------    --------------
Automotive, high performance and
  racing vehicle replicas.................        $ 130,987         $  95,040       $  79,189
Agricultural, construction and outdoor
 sports vehicle replicas.................            54,029            68,189          62,295
Pre-Teen vehicles and role play
  activity Toys...........................           16,961            30,320          32,195
Sports trading cards and racing apparel and
  souvenirs...............................           25,603            16,816          24,960
Collectible figures.......................            3,780             4,441           4,609
                                                --------------    --------------    --------------
Net sales.................................        $ 231,360         $ 214,806       $ 203,248
                                                ==============    ==============    ==============

Mass retailers............................        $ 100,549         $  88,441       $  82,925
OEM dealers...............................           29,753            36,699          35,674
Specialty and hobby wholesalers
  and retailers...........................           62,364            52,559          49,125
Corporate promotional.....................           25,135            28,961          25,012
Direct to consumers.......................           13,559             8,146          10,512
                                                --------------    --------------    --------------
Net sales.................................         $231,360          $214,806        $203,248
                                                ==============    ==============    ==============

Information by geographic area for the years ended December 31, 1999, 2000 and 2001 is set forth in the table below.

                                                                  DECEMBER 31,
                                                --------------------------------------------------
(amounts in thousands)                               1999              2000              2001
                                                --------------    --------------    --------------
Net sales:
    United States.............................   $ 213,417         $ 194,831         $ 187,317
    Foreign...................................      21,986            21,238            17,133
    Sales and transfers between geographic
    areas.....................................      (4,043)           (1,263)           (1,202)
                                                --------------    --------------    --------------
Combined total................................   $ 231,360         $ 214,806         $ 203,248
                                                ==============    ==============    ==============

Operating income:
     United States............................   $   6,284         $  19,758         $  28,306
     Foreign..................................       2,688             3,289             4,232
                                                --------------    --------------    --------------
Combined total................................   $   8,972         $  23,047         $  32,538
                                                ==============    ==============    ==============

Identifiable assets:
     United States............................   $ 248,049         $ 223,838         $ 204,514
     Foreign..................................      28,233            28,069            31,009
                                                --------------    --------------    --------------
Combined total................................   $ 276,282         $ 251,907         $ 235,523
                                                ==============    ==============    ==============

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
                                               ==============    ==============    ==============

The significant components of income tax expense are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------
       (amounts in thousands)                       1999              2000              2001
                                               --------------    --------------    --------------
       Current
          Federal............................   $       -         $      -          $  3,366
          State..............................           -                -               590
          Foreign............................         293              610             1,254
                                               --------------    --------------    --------------
                                                      293              610             5,210
       Deferred
          Federal............................         493            3,946             4,776
          State..............................         106              564               682
          Foreign............................           -                -                 -
                                               --------------    --------------    --------------
                                                      599            4,510             5,458
                                               --------------    --------------    --------------
                     Income tax expense......   $     892         $  5,120          $ 10,668
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

The Company's United Kingdom subsidiary has a line of credit with a bank for $0.6 million. The line of credit bears interest at 1.00% over the bank's base rate, and is subject to a letter of guarantee given by RCC for $0.8 million. At December 31, 2000 and 2001, respectively, there were no amounts outstanding on the line of credit.

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

Stock option activity for the Company's stock option plans for the years ended December 31, 1999, 2000 and 2001, is as follows:

                                                                                                    WEIGHTED-         SHARES
                                                                                                    AVERAGE         AVAILABLE
                                                                                                    EXERCISE        FOR FUTURE
                                                              SHARES              PRICE              PRICE           GRANTS
                                                         --------------    -----------------    --------------   --------------
Outstanding as of December 31, 1998.....................    866,732                                $  7.71          448,105
---------------------------------------------------------------------------------------------------------------------------------
1999
Granted.................................................    354,250           $5.00 - $10.94       $  7.47
Exercised...............................................    111,912           $0.13 - $11.57       $  4.82
Cancelled...............................................    146,300           $0.13 - $14.00       $ 11.04
---------------------------------------------------------------------------------------------------------------------------------

Outstanding as of December 31, 1999.....................    962,770                                $  7.44        1,140,155
---------------------------------------------------------------------------------------------------------------------------------
2000
Granted.................................................    390,000           $1.41 -  $1.56       $  1.49
Exercised...............................................     12,000                    $0.13       $  0.13
Cancelled...............................................     94,650           $5.00 - $14.00       $ 10.03
---------------------------------------------------------------------------------------------------------------------------------

Outstanding as of December 31, 2000.....................  1,246,120                                $  5.45          844,805
---------------------------------------------------------------------------------------------------------------------------------
2001
Granted.................................................    450,000                    $7.94       $  7.94
Exercised...............................................      6,800           $1.41 -  $5.00       $  1.83
Cancelled...............................................     22,500           $1.41 - $14.00       $  3.60
---------------------------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 2001.....................  1,666,820                                $  6.17          417,305
---------------------------------------------------------------------------------------------------------------------------------

Exercisable as of December 31, 1999.....................    359,559                                $  8.09
---------------------------------------------------------------------------------------------------------------------------------
Exercisable as of December 31, 2000.....................    474,195                                $  7.30
---------------------------------------------------------------------------------------------------------------------------------
Exercisable as of December 31, 2001.....................    694,906                                $  6.42


The following table summarizes information about stock options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                        --------------------------------  --------------------------------
                                         WEIGHTED AVERAGE    WEIGHTED                       WEIGHTED
  RANGE OF EXERCISE        NUMBER           REMAINING        AVERAGE         NUMBER          AVERAGE
         PRICES           OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
 ---------------------- --------------- ----------------- --------------  --------------------------------
    $0.13 to  $1.56       612,529              7.0            $ 0.96        308,529          $ 0.44
    $5.00 to $12.00       868,506              8.5            $ 8.17        210,536          $ 8.89
   $12.73 to $16.18       185,785              5.0            $13.97        175,841          $13.97

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

Net periodic cost of the defined benefit plan included the following components:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
(amounts in thousands)              NINE MONTHS ENDED
                                    DECEMBER 31, 1999          2000              2001
                                  ---------------------    --------------   --------------
Benefits earned during the period
  (service cost)...............           $ 85                 $ 99               $ 121
Interest cost on projected
  benefit obligation...........            413                  555                 612
Expected return on plan assets.           (488)                (706)               (801)
Amortization of prior service cost                                                   19
Amortization of unrecognized gain            -                   (6)                  -
                                  ---------------------    --------------    --------------
Net periodic pension costs.....           $ 10                 $(58)              $ (49)
                                  =====================    ==============    ==============

The change in benefit obligation and plan assets and reconciliation of funded status are as follows: (amounts in thousands)

                                              1999              2000              2001
                                          --------------    -------------     --------------
Change in projected benefit obligation
  during the period:
Projected benefit obligation, beginning
  of period...........................       $ 7,959          $ 7,274           $ 8,111
Service cost..........................            85               99               121
Interest cost.........................           413              555               612
Actuarial loss (gain).................          (927)             525               682
Benefits and noninvestment trust
  expenses paid.......................          (256)            (342)             (376)
Projected benefit obligation, end         --------------    -------------     --------------
  of period...........................       $ 7,274          $ 8,111           $ 9,150
                                          ==============    =============     ==============

Change in plan assets during the period:
Plan assets at fair value, beginning
  of period...........................       $ 6,919          $ 6,821           $ 8,118
Actual return on plan assets..........           122              672              (617)
Employer contributions................            37              967               476
Benefits and noninvestment expenses
  paid................................          (256)            (342)             (376)
                                          --------------    -------------     --------------
Plan assets at fair value, end of period     $ 6,822          $ 8,118           $ 7,601
                                          ==============    =============     ==============

Reconciliation of accrued and total amount
  recognized:
Funded status of the plan.............       $  (453)         $     7           $(1,549)
Unrecognized prior service costs......             -                -               228
Unrecognized net gain.................          (561)               4             1,858
                                          --------------    -------------     --------------
Net amount recognized.................       $(1,014)         $    11           $   537
                                          ==============    =============     ==============


Amounts recognized in the consolidated
  balance sheets:
Prepaid benefit cost..................       $     -          $    11           $     -
Accrued benefit liability.............        (1,014)               -            (1,549)
Intangible asset......................             -                -               228
Accumulated other comprehensive
  loss................................             -                -             1,858
                                          --------------    -------------     --------------
Net amount recognized.................       $(1,014)         $    11           $   537
                                          ==============    =============     ==============

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