Form 10-K/A
period 2001-12-31
RACING CHAMPIONS CORP
filed 2002-03-27
CIK 1034239

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A2

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

        Racing Champions Corporation is hereby amending its Annual Report on Form 10-K for the year ended December 31, 2001, as filed on February 22, 2002, as amended on March 4, 2002, to read in its entirety as follows:

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

        SPECIALTY AND HOBBY WHOLESALERS AND RETAILERS. We sell many of the products available at mass retailers as well as special higher feature and higher priced products to specialty and hobby wholesalers and retailers. We reach these customers directly through our internal telesales group and business-to-business web site and through outside specialty toy representatives and collectible and toy trade shows. Key customers in our specialty and hobby wholesaler and retailer channel include Great Planes, Master Toys, Excell Marketing, Toymaster and Horizon Hobby.

        OEM DEALERS. We often sell licensed products to the licensing OEM's dealer network. OEM licensing partners benefit from our OEM dealer sales by receiving additional royalties. We often give OEM dealers the first opportunity to purchase new products and provide them with a short-term exclusivity period. Key customers in our OEM dealer channel include John Deere, Case IH and Polaris. In 2002, we expect our new Harley-Davidson product line to expand our OEM dealers channel.

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

        In 2001, we launched a business-to-business website called RCE Online Advantage(TM) located at www.rceb2b.com. This website, targeted to smaller volume accounts, allows qualified customers to view new product offerings, place orders, check order and shipping status and review account history information. We believe that RCE Online Advantage leverages our internal sales force, inside sales group and customer service group by providing customers with information access and ordering capability.

        We direct our marketing program toward collectors, current users and potential new users that fit the demographic profile of our target market. The focus of our marketing plan is to increase awareness of our product offerings and brand names. We use the following media in our marketing plan.

        - Advertising. We place advertisements in publications with high, specific market penetration such as outdoor sports enthusiast, die-cast, trading card collector and figure collector publications. We also advertise in national publications read by our targeted enthusiasts, demographic profile and collector base, such as NASCAR(R) Winston Cup Scene, Parenting Magazine and Toy Cars & Models. We also use advertisements on cable television programs that target our consumers. For example, in 2001, we promoted our new Outdoor Sportsman product line by advertising on cable television hunting and fishing shows and by placing advertisements in outdoor sports related publications.

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

        In August 1999, a purported class action lawsuit was filed against us in the U.S. District Court for the Southern District of California, in a case entitled Dumas, et al. v. Racing Champions Corporation. The complaint alleges that the defendants have violated RICO and the California Unfair Competition Law by selling packs of sports trading cards containing random assortments of cards of varying values. This lawsuit has been dismissed by the trial court and currently is on appeal to the Ninth Circuit Court of Appeals. The appeal was consolidated with appeals of seven virtually identical lawsuits filed by other putative plaintiffs' classes. We dispute this claim and intend to vigorously defend our position, although no assurances can be given as to the outcome of this matter.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock traded on the Nasdaq SmallCap Market under the symbol "RACN" from May 8, 2000 to March 1, 2002. Prior to May 8, 2000, the common stock traded on the Nasdaq National Market. Our common stock has traded on the Nasdaq National Market under the symbol "RACN" since March 4, 2002.
The following table sets forth the high and low closing sale prices for the common stock as reported by the Nasdaq for the periods indicated.

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

        Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing expenses, freight-out to customers and sales commissions. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. In 2001, aggregate royalties by product ranged from approximately 2.0% to 20.0% of our selling price. Royalty expense for 2001 was approximately 9.4% of our net sales. Sales commissions generally range from 1.0% to 10.0% of the net sales price and are paid quarterly to our external sales representative organizations. In 2001, sales subject to commissions represented 32.2% of our net sales and sales commission expense was 1.8% of our net sales.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new standard. The Company has not yet determined the impact that SFAS No. 142 will have on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "hope," "plan," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Our actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: we may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for us to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for our products may increase significantly; we are dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; we may experience unanticipated negative results of litigation; we rely upon a limited number of independently owned factories located in China to manufacture a significant portion of our vehicle replicas and certain other products; we are dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for our products; we may not be able to collect outstanding accounts receivable from our major retail customers; we are subject to risks related to doing business in foreign markets, including currency exchange rate fluctuations, economic and political instability, restrictive actions by foreign governments, and complications in complying with trade and foreign tax laws; and general economic conditions in our markets. We undertake no obligation to make any revisions to the forward-looking statements contained in this filing or to update them to reflect events or circumstances occurring after the date of this filing.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        Our directors and executive officers are as follows:

           NAME                       AGE                      POSITION
    --------------------------        ---    ----------------------------------------------------
    Robert E. Dods............        53     Chairman of the Board, Chief Executive Officer and
                                                Director
    Boyd L. Meyer.............        59     Vice Chairman of the Board and Director
    Peter K.K. Chung..........        48     President of Racing Champions Limited and Director
    Peter J. Henseler.........        43     President
    Curtis W. Stoelting.......        42     Chief Operating Officer and Executive Vice President
    Jody L. Taylor............        33     Chief Financial Officer and Secretary
    Avy H. Stein..............        47     Director
    Daniel M. Gill............        38     Director
    John J. Vosicky...........        53     Director
    John S. Bakalar...........        54     Director

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

        John J. Vosicky has served as a director since October 1997. Mr. Vosicky is currently a private investor. From July 1994 to July 2001, Mr. Vosicky served as Executive Vice President and Chief Financial Officer of Comdisco, Inc., a technology services company. On July 16, 2001, Comdisco, Inc. and 50 of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois.

        John S. Bakalar has served as a director since October 1997. Mr. Bakalar is currently a private investor. From May 1993 to November 1997, Mr. Bakalar was President and Chief Operating Officer of Rand-McNally, Inc., a printing and publishing company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of our equity securities on Form 4 or 5. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). Based solely upon a review of such forms actually furnished to us, and written representations of certain of our directors and executive officers that no forms were required to be filed, all directors, executive officers and 10% stockholders have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act, except that Mr. Vosicky filed a late Form 5 to report the grant of an option during 2001, Mr. Dods filed a late Form 5 to report a gift during 2001 and Mr. Meyer filed a late Form 5 to report a gift during 2001.

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL
                                                                                REALIZABLE VALUE
                         NUMBER OF                                               AT ASSUMED ANNUAL
                         SECURITIES    % OF TOTAL                                 RATES OF STOCK
                         UNDERLYING    OPTIONS/SARS                             PRICE APPRECIATION
                        OPTIONS/SARS   GRANTED TO     EXERCISE                FOR OPTION TERM ($)(2)
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

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                       NUMBER OF SECURITIES UNDERLYING
                       UNEXERCISED OPTIONS AT FISCAL     VALUE OF UNEXERCISED IN-THE-MONEY
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

        Unless otherwise indicated, the address for each person listed below is 800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, Illinois, 60137.

                                                                 SHARES OF           PERCENT OF
                                                                   COMMON              COMMON
                                                                    STOCK               STOCK
                                                                BENEFICIALLY        BENEFICIALLY
                NAME                                                OWNED               OWNED
        -------------------------                               ------------        -------------
        Robert E. Dods(1).................................        1,368,701                9.4%
        Boyd L. Meyer(2)..................................        1,378,700                9.4
        Peter K.K. Chung(3)...............................        1,388,701                9.5
        Peter J. Henseler(4)..............................          136,942                  *
        Curtis W. Stoelting(5)............................          327,342                2.2
        Avy H. Stein(6)...................................        2,381,249               16.3
        Daniel M. Gill(7).................................        2,381,249               16.3
        John S. Bakalar(8)................................           35,200                  *
        John J. Vosicky(9)................................           34,000                  *
        Willis Stein & Partners, L.P.(10).................        2,381,249               16.3
        All directors and executive officers as a group
           (10 persons)(11)...............................        7,093,303               47.4

        ----------
*Less than 1%.

(1) Represents 1,368,701 shares of common stock held by a revocable trust for which Mr. Dods serves as trustee.

(2) Represents 403,798 shares of common stock held by the Meyer Family Limited Partnership, for which Mr. Meyer serves as a general partner and shares voting and investment power with members of his immediate family who are the other general partners, and 974,902 shares of common stock held by a revocable trust for which Mr. Meyer serves as trustee.

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

(11) Includes (i) 1,368,701 shares of common stock held by a revocable trust for which Mr. Dods serves as trustee; (ii) 403,798 shares of common stock held by the Meyer Family Limited Partnership, for which Mr. Meyer serves as a general partner and shares voting and investment power with members of his immediate family who are the other general partners, 974,902 shares of common stock held by a revocable trust for which Mr. Meyer serves as trustee, (iii) 1,388,701 shares of common stock held by corporations controlled by Mr. Chung, (iv) 2,381,249 shares of common stock for which Messrs. Gill and Stein share voting and investment power (Messrs. Gill and Stein disclaim any beneficial ownership in such shares of common stock except to the extent of any pecuniary interest arising from being a managing director of Willis Stein & Partners, L.P.) and (v) 333,674 shares of common stock subject to stock options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        James Chung, brother of Peter K.K. Chung, President of Racing Champions Limited and a member of our Board of Directors, owns 70% of one of our dedicated suppliers. For the year ended December 31, 2001, we purchased $9.0 million of product from this supplier. We expect to continue to make purchases from this supplier during 2002. We believe that the terms for the purchase of products from this supplier are no less favorable to us then we could have obtained from an unaffiliated party.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A2 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  RACING CHAMPIONS CORPORATION

                                  By     /s/ Jody L. Taylor
                                    --------------------------------------
                                    Jody L. Taylor, Chief Financial
                                               Officer

                                  Date:  March 27, 2002


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A2 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

*                                     Chairman of the Board, Chief         March 27, 2002
-----------------------------         Executive Officer and Director
Robert E. Dods                        (Principal Executive Officer)


*                                     Vice Chairman and Director           March 27, 2002
-----------------------------
Boyd L. Meyer


*                                     Chief Operating Officer and          March 27, 2002
-----------------------------         Executive Vice President
Curtis W. Stoelting                   (Principal Financial Officer)



/s/ Jody L. Taylor                    Chief Financial Officer and           March 27, 2002
-----------------------------         Secretary (Principal Accounting
Jody L. Taylor                        Officer)

        *                                                                   March 27, 2002
-----------------------------
Peter K.K. Chung                      Director

        *                                                                   March 27, 2002
-----------------------------
Avy H. Stein                          Director

        *                                                                   March 27, 2002
-----------------------------
Daniel M. Gill                        Director

        *                                                                   March 27, 2002
-----------------------------
John S. Bakalar                       Director

        *                                                                   March 27, 2002
-----------------------------
John J. Vosicky                       Director

/s/ Jody L. Taylor                                                          March 27, 2002
-----------------------------
Jody L. Taylor
*Attorney-in-fact

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
                                                     ========        ==========      =============       ===========



                                                ADDITIONAL                            TOTAL
                                                 PAID-IN          RETAINED        STOCKHOLDERS'       COMPREHENSIVE
                                                 CAPITAL          EARNINGS           EQUITY           INCOME (LOSS)
                                              ---------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998..................    $85,252,973      $14,792,219        $102,581,842
Net income..................................              -          535,504             535,504   $        535,504
Stock issued upon option exercise...........        538,619                -             539,738                  -
Expense recognized under stock option grant.         22,824                -              22,824                  -
Stock warrants exercised....................      3,426,745                -           1,782,043                  -
Treasury stock acquisition..................              -                -          (3,596,727)                 -
Other comprehensive loss--foreign currency
   translation adjustments..................              -                -             (16,991)           (16,991)
                                                -----------      -----------        ------------   ----------------
Comprehensive income........................                                                                518,513
                                                                                                   ----------------
BALANCE, DECEMBER 31, 1999..................     89,241,161       15,327,723         101,848,233
Net income..................................              -        5,890,597           5,890,597          5,890,597
Stock issued upon option exercise...........          1,440                -               1,560                  -
Expense recognized under stock option grant.         22,823                -              22,823                  -
Treasury stock acquisition..................              -                -           (3,991,338)                -
Other comprehensive income--foreign currency
   translation adjustments..................              -                -             792,843            792,843
                                                -----------      -----------        ------------   ----------------
Comprehensive income........................                                                              6,683,440
                                                                                                   ----------------

BALANCE, DECEMBER 31, 2000..................     89,265,424       21,218,320         104,564,718
Net income..................................              -       15,123,009          15,123,009         15,123,009
Stock issued upon option exercise...........         12,392                -              12,460                  -
Expense recognized under stock option grant.         22,824                -              22,824                  -
Treasury stock acquisition..................              -                -            (321,400)                 -
Reissue treasury stock......................        (11,710)               -              67,500                  -
Other comprehensive income--foreign currency
   translation adjustments..................              -                -             149,342            149,342
Other comprehensive loss--minimum pension
   liability adjustments....................              -                -          (1,857,561)        (1,857,561)
                                                -----------      -----------        ------------   ----------------
Comprehensive income........................                                                       $     13,414,790
                                                                                                   ================
BALANCE, DECEMBER 31, 2001..................    $89,288,930      $36,341,329        $117,760,892
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

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1999 assumes that the Ertl acquisition occurred as of January 1, 1998 and 1999 (amounts in thousands, except per share data):


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