Form 10-Q
period 2002-03-31
RACING CHAMPIONS CORP
filed 2002-05-14
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _________

                     Commission file number:     0-22635
                                              -------------

                        Racing Champions Ertl Corporation
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                              36-4088307
      --------------------------------   ---------------------------------
      (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)

         800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, IL 60137
         ---------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's  telephone  number,  including  area  code:  630-790-3507

                           Racing Champions Corporation
             -------------------------------------------------------
                   (Former Name, if Changed Since Last Report)


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

On May 10, 2002, there were outstanding 16,451,951 shares of the Registrant's $.01 par value common stock.

                        RACING CHAMPIONS ERTL CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.     Condensed Consolidated Balance Sheets as of March 31,
            2002 and December 31, 2001                                       3

            Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 2002 and 2001                             4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2002 and 2001                       5

            Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      16

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               17

Item 2.     Changes in Securities and Use of Proceeds                       17

Item 3.     Defaults Upon Senior Securities                                 17

Item 4.     Submission of Matters to a Vote of Security Holders             17

Item 5.     Other Information                                               17

Item 6.     Exhibits and Reports on Form 8-K                                18

  Signatures                                                                19

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)

                                               March 31, 2002  December 31, 2001
                                               --------------  -----------------

                                               (Unaudited)     (Unaudited)
ASSETS:
Cash and cash equivalents . . . . . . . . . .  $       15,630  $          16,510
Accounts receivable, net. . . . . . . . . . .          27,750             37,168
Inventory . . . . . . . . . . . . . . . . . .          18,933             17,544
Other current assets. . . . . . . . . . . . .          10,572              9,986
Property and equipment, net . . . . . . . . .          34,987             32,925
Goodwill. . . . . . . . . . . . . . . . . . .         120,278            120,278
Other non-current assets. . . . . . . . . . .           1,019              1,112
                                               --------------  -----------------
   Total assets . . . . . . . . . . . . . . .  $      229,169  $         235,523
                                               ==============  =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses . . . .  $       31,854             36,298
Other current liabilities . . . . . . . . . .           2,515              2,518
Bank term loans . . . . . . . . . . . . . . .          58,000             62,000
Other long-term liabilities . . . . . . . . .          16,276             16,946
                                               --------------  -----------------
   Total liabilities. . . . . . . . . . . . .  $      108,645  $         117,762
Stockholders' equity. . . . . . . . . . . . .         120,524            117,761
                                               --------------  -----------------
   Total liabilities and stockholders' equity  $      229,169  $         235,523
                                               ==============  =================




     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)


                                              For the three months ended
                                                      March  31,
                                              --------------------------
                                                  2002          2001
                                              -----------  -------------

                                              (Unaudited)   (Unaudited)
Net sales. . . . . . . . . . . . . . . . . .  $    40,776   $    36,456
Cost of sales. . . . . . . . . . . . . . . .       20,479        19,201
                                              ------------  ------------
Gross profit . . . . . . . . . . . . . . . .       20,297        17,255
Selling, general and administrative expenses       15,265        12,917
Amortization of intangible assets. . . . . .            -           851
                                              ------------  ------------
Operating income . . . . . . . . . . . . . .        5,032         3,487
Interest expense . . . . . . . . . . . . . .          645         2,243
Other income . . . . . . . . . . . . . . . .         (360)          (23)
                                              ------------  ------------
Income before income taxes . . . . . . . . .        4,747         1,267
Income tax expense . . . . . . . . . . . . .        1,899           532
                                              ------------  ------------
Net income . . . . . . . . . . . . . . . . .  $     2,848   $       735
                                              ============  ============
Net income per share:
 Basic . . . . . . . . . . . . . . . . . . .  $      0.19   $      0.05
                                              ============  ============
 Diluted . . . . . . . . . . . . . . . . . .  $      0.18   $      0.05
                                              ============  ============
Weighted average shares outstanding:
 Basic . . . . . . . . . . . . . . . . . . .       14,625        14,669
 Diluted . . . . . . . . . . . . . . . . . .       15,700        15,023



     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)


                                                            For the three months
                                                             ended  March  31,
                                                         --------------------------
                                                            2002          2001
                                                         ------------  ------------
                                                         (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . .  $     2,848   $       735
 Depreciation and amortization. . . . . . . . . . . . .        2,253         3,126
 Interest on deferred financing costs . . . . . . . . .          140           140
 Gain on sale of assets . . . . . . . . . . . . . . . .         (367)           (6)
 Changes in operating assets and liabilities. . . . . .        2,324         9,832
                                                         ------------  ------------
   Net cash provided by operating activities. . . . . .        7,198        13,827

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment . . . . . . . . . .       (4,416)         (559)
 Proceeds from disposal of property and equipment . . .          467            35
 Increase in other non-current assets . . . . . . . . .          (47)           --
                                                         ------------  ------------
   Net cash used in investing activities. . . . . . . .       (3,996)         (524)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to bank . . . . . . . . . . . . . . . . . . .       (4,000)       (7,075)
 Issuance of common stock . . . . . . . . . . . . . . .           75            67
 Expense recognized under option grants . . . . . . . .           --             6
                                                         ------------  ------------
   Net cash used in financing activities. . . . . . . .       (3,925)       (7,002)
   Effect of exchange rate on cash. . . . . . . . . . .         (157)            4
                                                         ------------  ------------
   Net increase (decrease) in cash and cash equivalents         (880)        6,305
                                                         ------------  ------------
Cash and cash equivalents, beginning of period. . . . .       16,510        12,582
                                                         ------------  ------------
Cash and cash equivalents, end of period. . . . . . . .  $    15,630   $    18,887
                                                         ============  ============

Supplemental information:
Cash paid during the period for:
 Interest . . . . . . . . . . . . . . . . . . . . . . .  $       818   $     2,277
 Taxes. . . . . . . . . . . . . . . . . . . . . . . . .  $     3,405   $       340

Tax refunds received. . . . . . . . . . . . . . . . . .  $        80   $     5,931



     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION

The condensed consolidated financial statements include the accounts of Racing Champions Ertl Corporation ("the Company") and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, the results of operations for the three month period ended March 31, 2002 and the cash flows for the three month period ended March 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as amended, for the year ended December 31, 2001.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  BUSINESS  COMBINATION

On April 13, 1999, certain subsidiaries of the Company purchased 100% of the outstanding shares of The Ertl Company, Inc. and certain of its affiliates ("Ertl") for approximately $94.6 million. This transaction has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair market of net assets acquired of approximately $31.1 million was being amortized on a straight-line basis over 40 years through December 31, 2001.

NOTE  3  -  RECAPITALIZATION

Excess purchase price over the book value of the net assets acquired in connection with the Company's recapitalization in 1996 of approximately $88.7 million has been recorded as goodwill and was being amortized on a straight-line basis over 40 years through December 31, 2001.

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

On  June  30,  2001,  the  Financial Accounting Standards Board issued Statement
No.  142,  "Goodwill  and  Other Intangible Assets" ("Statement No. 142"). Under
Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted Statement No. 142 on January 1, 2002. As of March 31, 2002, goodwill, net of accumulated amortization, is approximately $120.3 million. The Company has completed the transitional goodwill impairment test, which resulted in no goodwill impairment. The following pro forma financial information reflects net income and basic and diluted earnings per share as if goodwill was not subject to amortization for the three months ended March 31, 2001 (dollars in thousands, except per share data).

                                     Three months ended
                                       March 31, 2001
                                     ------------------
Reported net income. . . . . . . . .  $             735
Add back: Goodwill amortization, net
   of income tax . . . . . . . . . .                626
                                     ------------------
Adjusted net income. . . . . . . . .  $           1,361
                                     ==================
Basic earnings per share:
Reported net income per share. . . .  $            0.05
Goodwill amortization per share. . .               0.04
                                     ------------------
Adjusted net income per share. . . .  $            0.09
                                     ==================
Diluted earnings per share:
Reported net income per share. . . .  $            0.05
Goodwill amortization per share. . .               0.04
                                     ------------------
Adjusted net income per share. . . .  $            0.09
                                     ==================

In August, 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"), which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. Statement No. 144 creates a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Statement No. 144 requires that those long-lived assets measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect Statement No. 144 to have a material impact on its financial condition or results of operations and there was no impact for the interim period ended March 31, 2002.

NOTE  5  -  BUSINESS  SEGMENTS

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales, by each group of product lines and by distribution channel. Amounts for the quarters ended March 31, 2002 and 2001 are as shown in the table below.

(amounts in thousands)                                   2002     2001
                                                        -------  -------
Agricultural, construction and outdoor
  sports vehicle replicas. . . . . . . . . . . . . . .  $ 8,644  $ 9,026
Automotive, high performance and
  racing vehicle replicas. . . . . . . . . . . . . . .   18,858   16,045
Sports trading cards and racing apparel and souvenirs.    6,553    5,013
Pre-teen vehicles and role play activity toys. . . . .    5,549    5,641
Collectible figures. . . . . . . . . . . . . . . . . .    1,172      731
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $40,776  $36,456
                                                        =======  =======

Mass retailers . . . . . . . . . . . . . . . . . . . .  $14,782  $14,726
OEM dealers. . . . . . . . . . . . . . . . . . . . . .    6,666    4,856
Specialty and hobby wholesalers
  and retailers. . . . . . . . . . . . . . . . . . . .   12,859    9,985
Corporate promotional. . . . . . . . . . . . . . . . .    3,912    4,759
Direct to consumer . . . . . . . . . . . . . . . . . .    2,557    2,130
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $40,776  $36,456
                                                        =======  =======

Information for the quarter ended March 31, 2002 and 2001 by geographic area is set forth in the table below.

(amounts in thousands)
Net sales:                                              2002       2001
                                                    ---------  ---------
     United States . . . . . . . . . . . . . . . .  $ 37,763   $ 33,152
     Foreign . . . . . . . . . . . . . . . . . . .     3,331      3,691
     Sales and transfers between geographic areas.      (318)      (387)
                                                    ---------  ---------
Combined total . . . . . . . . . . . . . . . . . .  $ 40,776   $ 36,456
                                                    =========  =========

Operating income:
     United States . . . . . . . . . . . . . . . .  $  4,346   $  2,910
     Foreign . . . . . . . . . . . . . . . . . . .       686        577
                                                    ---------  ---------
Combined total . . . . . . . . . . . . . . . . . .  $  5,032   $  3,487
                                                    =========  =========

Identifiable assets:
     United States . . . . . . . . . . . . . . . .  $196,718   $211,678
     Foreign . . . . . . . . . . . . . . . . . . .    32,451     28,026
                                                    ---------  ---------
Combined total . . . . . . . . . . . . . . . . . .  $229,169   $239,704
                                                    =========  =========

NOTE  6  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Comprehensive  income  at  March  31,  2002  and  2001 is calculated as follows:

(amounts in thousands)                                               2002     2001
                                                                    -------  ------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,848   $ 735
Other comprehensive loss-foreign currency translation adjustments     (160)   (109)
                                                                    -------  ------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . .  $2,688   $ 626
                                                                    =======  ======

NOTE  7  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:

                                                    Shares outstanding at  Shares outstanding at
                     Authorized shares  Par Value       March 31, 2002       December 31, 2001
                     -----------------  ----------  ---------------------  ---------------------
Voting Common Stock         28,000,000  $     0.01             14,632,873             14,617,408

In September 1999, the Company's board of directors authorized a stock repurchase program for a term of one year and up to an aggregate amount of $10.0 million. Under this program, the Company purchased 1,783,100 shares of its outstanding common stock for approximately $7.6 million. In July 2001, the Company's board of directors authorized a stock repurchase program for a term of one year and up to an aggregate amount of $5.0 million. As of March 31, 2002 the Company had repurchased 75,000 shares for approximately $321,000 under this authorization. In 2001, the Company sold 24,000 shares out of treasury to two of the Company's executive officers for $67,500 and in April of 2002 the Company sold 2,105 shares out of treasury to three of the Company's executive officers for $32,680.

NOTE  8  -  DEBT

In connection with the acquisition of Ertl, the Company entered into a new credit agreement, as further amended on August 31, 2000, which provides for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allows the Company to borrow up to $15.0 million prior to April 1, 2003, based upon levels of the Company's accounts receivables and inventory. At March 31, 2002, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $58.0 million at March 31, 2002, is due in scheduled quarterly payments of $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit agreement are secured by substantially all of the assets of the Company.

The term loan and the revolving loan bear interest, at the Company's option, at an alternate base rate plus a margin that varies between 0.15% and 1.75% or at a LIBOR rate plus margin that varies between 0.90% and 3.50%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At March 31, 2002 the margin in effect was 0.15% for base rate loans and 0.90% for LIBOR loans. The credit agreement also requires the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At March 31, 2002, the commitment fee was 0.225% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, repurchasing stock, incurring additional debt and entering into an acquisition, sale or merger transaction. The key financial covenants include leverage ratio, minimum EBITDA and maximum capital expenditures. As of March 31, 2002, the Company was in compliance with the covenants in the credit agreement. On April 3, 2002, the Company entered into a new credit facility to replace its existing credit facility as discussed in Note 14 - Subsequent Events.

NOTE  9  -  INTEREST  RATE  COLLAR

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30-day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During 2002, the Company paid $266,000 on the agreement, which is included in interest expense on the accompanying consolidated statements of income.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this statement, the Company recorded a one-time transition adjustment of approximately $85,000, in the consolidated statement of operations for the period ended March 31, 2001. Additionally, a benefit of approximately $261,000 and a charge of approximately $167,000 were recorded in interest expense related to the change in fair value of the interest rate collar during the quarters ended March 31, 2002 and 2001, respectively. The fair value of the interest rate collar at March 31, 2002 and 2001 of approximately $281,000 and $252,000, respectively, is included in the liability section of the consolidated balance sheet.

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

In August 1999, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of California, in a case entitled Dumas, et al. v. Racing Champions Corporation. The complaint alleges
          ----------------------------------------------
that the defendants have violated RICO and the California Unfair Competition Law by selling packs of sports trading cards containing random assortments of cards of varying values. This lawsuit has been dismissed by the trial court and currently is on appeal to the Ninth Circuit Court of Appeals. The appeal was consolidated with appeals of seven virtually identical lawsuits filed by other putative plaintiffs' classes. The Company disputes this claim and intends to vigorously defend its position, although no assurances can be given as to the outcome of this matter.

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports
                  ---------------------------------------
to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiffs seek actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. In May 2001, the defendants' motion for summary judgment was denied. In September 2001, the California Supreme Court denied permission to the defendants to appeal the denial of their motion for summary judgment. On March 7, 2002, the court certified a class on the plaintiff's claim for false advertising under California's consumer protection laws but declined to certify a class for the claims relating to unfair trade practices. The defendants have moved to dismiss the false advertising claim. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

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

NOTE  13  -  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE  14  -  SUBSEQUENT  EVENTS

Subsequent to quarter-end, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a new credit facility to replace its existing credit facility. The credit facility is a three-year $50.0 million unsecured revolving loan that bears interest at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. The Company is also required to pay a commitment fee on the average unused revolver of 0.20% to 0.30%, determined by the ratio of consolidated debt to consolidated EBITDA. Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, incurring additional debt, entering into an acquisition, sale or merger transaction above certain levels and repurchasing stock in excess of certain levels. The key financial covenants include leverage and interest coverage ratios. The amount outstanding under this facility upon closing was $34.0 million.

Also, upon the closing of the public offering, the Company changed its name to Racing Champions Ertl Corporation by merging a wholly owned subsidiary with that name into the Company.

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

                              RESULTS OF OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales. Net sales increased $4.3 million, or 11.8%, to $40.8 million for the three months ended March 31, 2002 from $36.5 million for the three months ended March 31, 2001. Sales in the Company's automotive, high performance and racing vehicle replicas category increased 17.5%, primarily due to increases in collector and hobby type products such as model kits and racing replicas. Sales in the Company's sports trading cards and racing apparel and souvenirs category increased 30.7% primarily due to successful NASCAR racing trading card releases. Sales in the Company's collectible figures category increased 60.3%, primarily in the Company's collectible pewter W. Britains line. The increases in these three categories were partially offset by decreases in the Company's agricultural, construction and outdoor sports vehicle replicas category of 4.2% and the Company's pre-teen vehicles and role play activity toys category of 1.6%.

Gross profit. Gross profit increased $3.0 million, or 17.6%, to $20.3 million for the three months ended March 31, 2002 from $17.3 million for the three months ended March 31, 2001. The gross profit margin (as a percentage of net sales) increased to 49.8% in 2002 compared to 47.3% in 2001. The increase in the gross profit margin was attributable to higher volume in 2002 and the product mix. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.4 million, or 18.6%, to $15.3 million for the three months ended March 31, 2002 from $12.9 million for the three months ended March 31, 2001. The increase in selling, general and administrative expenses is primarily due to higher variable expenses due to higher sales volume as well as additional advertising and marketing costs related to new products. Also included in selling, general and administrative expenses in the first quarter of 2001 was an adjustment to reduce the Company's estimate of its pension funding liability of approximately $613,000 based on an updated actuarial valuation. As a percentage of net sales, selling, general and administrative expenses increased to 37.4% for the three months ended March 31, 2002 from 35.4% for the three months ended March 31, 2001.

Operating income. Operating income increased $1.5 million, or 42.9%, to $5.0 million for the three months ended March 31, 2002 from $3.5 million for the three months ended March 31, 2001. As a percentage of net sales, operating income increased to 12.3% for the three months ended March 31, 2002 from 9.6% for the three months ended March 31, 2001.

Net interest expense. Net interest expense of $0.6 million for the three months ended March 31, 2002 and $2.2 million for the three months ended March 31, 2001 relates primarily to bank term loans. Additionally, a benefit of approximately $261,000 and a charge of approximately $167,000 was recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the first quarter of 2002 and 2001, respectively.

Income tax. Income tax expense for the three months ended March 31, 2002 and 2001 includes provisions for federal, state and foreign income taxes at an effective rate of 40.0% and 42.0%, respectively. The reduction in the effective income tax rate is a result of generating higher income before income taxes combined with a reduction in non-deductible and foreign tax items.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's operations provided net cash of $7.2 million during the three months ended March 31, 2002. Capital expenditures for the three months ended March 31, 2002 were approximately $4.4 million, of which approximately $1.1 million was for molds and tooling.

In connection with the acquisition of Ertl, the Company entered into a credit agreement, as further amended on August 31, 2000, which provided for a revolving loan, a term loan, and the issuance of letters of credit. The revolving loan allowed the Company to borrow up to $15.0 million prior to April 1, 2003 based upon levels of the Company's accounts receivables and inventory. At March 31, 2002, the Company had no amounts outstanding on the revolving loan. The term loan, in the principal amount of $58.0 million at March 31, 2002, was due in scheduled quarterly payments of $4.0 million with a final balloon payment on April 1, 2003. All borrowings under the credit agreement were secured by substantially all of the assets of the Company.

The term loan and the revolving loan bore interest, at the Company's option, at an alternate base rate plus a margin that varied between 0.15% and 1.75% or at a LIBOR rate plus margin that varied between 0.90% and 3.50%. The applicable margin was based on the Company's ratio of consolidated debt to consolidated
EBITDA. At March 31, 2002 the margin in effect was 0.15% for base rate loans and 0.90% for LIBOR loans. The credit agreement also required the Company to pay a commitment fee determined by the ratio of consolidated debt to consolidated EBITDA. At March 31, 2002, the commitment fee was 0.225% per annum on the average daily unused portion of the revolving loan.

Under the terms of the Company's credit agreement, the Company was required to comply with certain financial and non-financial covenants. Among other restrictions, the Company was restricted from paying dividends, repurchasing stock, incurring additional debt and entering into an acquisition, sale or merger transaction. The key financial covenants included leverage ratio, minimum EBITDA and maximum capital expenditures. As of March 31, 2002, the Company was in compliance with the covenants in the credit agreement.

Subsequent to quarter-end, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a new credit facility to replace its existing credit facility. The new credit facility is a three-year $50.0 million unsecured revolving loan that bears interest at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. The Company is also required to pay a commitment fee of 0.20% to 0.30% on the average unused revolver, determined by the ratio of consolidated debt to consolidated EBITDA. Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, incurring additional debt, and entering into an acquisition, sale or merger transaction above certain levels and repurchasing stock in excess of certain levels. The key financial covenants include leverage and interest coverage ratios. The amount outstanding under this facility upon closing was $34.0 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2002, principally for molds and tooling, will be approximately $11.0 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2002. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; (2) the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; (3) competition in the markets for the Company's products may increase significantly; (4) the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; (5) the Company may experience unanticipated negative results of litigation; (6) the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; (7) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (8) the Company may not be able to collect outstanding accounts receivable from its major retail customers; (9) the Company is subject to risks related to doing business in foreign markets, including currency exchange rate fluctuations, economic and political instability, restrictive actions by foreign governments, and complications in complying with trade and foreign tax laws; and (10) general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's credit agreement requires that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30-day LIBOR rates of 8% and floor of 5.09%. The agreement, which has quarterly settlement dates, is in effect through June 3, 2002. During the first quarter of 2002, the Company recorded interest income of approximately $261,000 related to the increase in fair value of the instrument.

Based on the Company's interest rate exposure on variable rate borrowings at March 31, 2002, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $48,000 per month.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports
                  ---------------------------------------
to include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiffs seek actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. In May 2001, the defendants' motion for summary judgment was denied. In September 2001, the California Supreme Court denied permission to the defendants to appeal the denial of their motion for summary judgment. On March 7, 2002, the court certified a class on the plaintiff's claim for false advertising under California's consumer protection laws but declined to certify a class for the claims relating to unfair trade practices. The defendants have moved to dismiss the false advertising claim. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits:

          3.1  Amended and Restated Certificate of Incorporation of the Company.

          3.2 First Amendment to the Amended and Restated Certificate of Incorporation of the Company.

          3.3 Certificate of Ownership and Merger changing the Company's name to Racing Champions Ertl Corporation.

          3.4 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1998).

          10.1 Credit Agreement, dated as of April 3, 2002, among Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, the guarantors from time to time parties thereto, the lenders from time to time parties thereto, and Harris Trust and Savings Bank, as administrative agent.

     (b)  Reports  on  Form  8-K:  None  in  the  first  quarter  of  2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  14th  day  of  May  2002.

                                      RACING  CHAMPIONS  ERTL  CORPORATION

                                      By        /s/  Robert  E.  Dods
                                         ---------------------------------------
                                         Robert E. Dods, Chief Executive Officer


                                      By        /s/  Jody  L.  Taylor
                                         ---------------------------------------
                                         Jody L. Taylor, Chief Financial Officer
                                         and Secretary