Form 10-Q
period 2002-06-30
RACING CHAMPIONS CORP
filed 2002-08-12
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

                                          OR

 [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
     SECURITIES EXCHANGE  ACT  OF  1934

     For the transition period from _______ to _________

                     Commission file number:      0-22635
                                                ------------

                          Racing Champions Ertl Corporation
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                  36-4088307
             --------                                  ----------
  (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

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

On August 9, 2002, there were outstanding 16,459,551 shares of the Registrant's $0.01 par value common stock.

                        RACING CHAMPIONS ERTL CORPORATION

                                    FORM 10-Q

                                  June 30, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                           Page

Item  1.   Condensed  Consolidated  Balance  Sheets  as  of  June  30,
              2002 and December 31, 2001 (Unaudited) . . . . . . . . . .    3
           Condensed Consolidated Statements of Earnings for the
              Three Months and Six Months Ended June 30, 2002
              and 2001 (Unaudited)  . . . . . . . . . . . . . . . . . .     4
           Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2002 and 2001 (Unaudited). . . .    5
           Notes  to  Condensed  Consolidated  Financial
              Statements (Unaudited) . . . . . . . . . . . . . . . . . .    6

Item  2.   Management's  Discussion  and  Analysis  of  Financial
             Condition and  Results  of  Operations  . . . . . . . . . .   13

Item  3.   Quantitative  and  Qualitative  Disclosures
              about Market Risk  . . . . . . . . . . . . . . . . . . . .   17

                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings  . . . . . . . . . . . . . . . . . . . .   18
Item  2.     Changes  in  Securities  and  Use  of  Proceeds . . . . . .   18
Item  3.     Defaults  Upon  Senior  Securities  . . . . . . . . . . . .   18
Item  4.     Submission of Matter to a Vote of Security Holders  . . . .   19
Item  5.     Other  Information  . . . . . . . . . . . . . . . . . . . .   19
Item  6.     Exhibits  and  Reports  on  Form  8-K   . . . . . . . . . .   20
             Signatures  . . . . . . . . . . . . . . . . . . . . . . . .   21

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)



                                                  June 30, 2002      December 31, 2001
                                                  -------------      -----------------
                                                   (Unaudited)
ASSETS:
Cash and cash equivalents. . . . . . . . .        $  14,852               $ 16,510
Accounts receivable, net . . . . . . . . .           26,567                 37,168
Inventory, net . . . . . . . . . . . . . .           27,711                 17,544
Other current assets . . . . . . . . . . .           10,081                  9,986
Property and equipment, net  . . . . . . .           34,005                 32,925
Goodwill, net  . . . . . . . . . . . . . .          120,278                120,278
Other non-current assets . . . . . . . . .              462                  1,112
                                                  ---------               --------
   Total assets  . . . . . . . . . . . . .        $ 233,956               $235,523
                                                  =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses  . .        $  38,015               $ 36,298
Other current liabilities  . . . . . . . .            2,501                  2,518
Bank term loans  . . . . . . . . . . . . .               --                 62,000
Line of credit . . . . . . . . . . . . . .           23,000                     --
Other long-term liabilities  . . . . . . .           15,806                 16,946
                                                  ---------               --------
   Total liabilities . . . . . . . . . . .           79,322                117,762
Stockholders' equity  . . . . . . . . . .           154,634                117,761
                                                  ---------               --------
   Total liabilities and stockholders' equity     $ 233,956               $235,523
                                                  =========               ========




     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  EARNINGS
(IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)




                                                For the three months         For the six months
                                                   ended June  30,             ended June  30,
                                                --------------------         ------------------

                                                   2002          2001         2002        2001
                                                 ---------     ---------    ---------    ---------
                                                (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)

Net sales . . . . . . . . . . . . . . . . . .  $    47,746   $     43,077  $    88,522   $79,533
Cost of sales . . . . . . . . . . . . . . . .       22,080         20,042       42,560    39,242
                                               ------------  ------------  ------------  -------
Gross profit  . . . . . . . . . . . . . . . .       25,666         23,035       45,962    40,291
Selling, general and administrative expenses        16,546         16,353       31,811    29,271
Amortization of goodwill  . . . . . . . . . .          ---            851          ---     1,702
                                               ------------  ------------  ------------  -------
Operating income  . . . . . . . . . . . . . .        9,120          5,831       14,151     9,318
Interest expense, net . . . . . . . . . . . .        1,010          1,677        1,655     3,920
Other expense (income)  . . . . . . . . . . .         (148)           489         (509)      466
                                               ------------  ------------  ------------  -------
Income before income taxes  . . . . . . . . .        8,258          3,665       13,005     4,932
Income tax expense  . . . . . . . . . . . . .        3,303          1,539        5,202     2,072
                                               ------------  ------------  ------------  -------
Net income. . . . . . . . . . . . . . . . . .  $     4,955   $      2,126  $     7,803   $ 2,860
                                               ============  ============  ============  =======
Net income per share:
   Basic    . . . . . . . . . . . . . . . . .  $      0.30   $       0.14  $      0.50   $  0.19
                                               ============  ============  ============  =======
   Diluted  . . . . . . . . . . . . . . . . .  $      0.29   $       0.14  $      0.47   $  0.19
                                               ============  ============  ============  =======
Weighted average shares outstanding:
   Basic  . . . . . . . . . . . . . . . . . .       16,347         14,686       15,483    14,677
   Diluted  . . . . . . . . . . . . . . . . .       17,291         15,121       16,505    15,080






     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)




                                                             For  the  six  months
                                                                ended  June  30,
                                                             ---------------------
                                                                2002        2001
                                                            -----------   ---------
(Unaudited)                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income  . . . . . . . . . . . . . . . . . . . .      $     7,803   $  2,860
   Depreciation and amortization . . . . . . . . . . .            4,536      6,243
   Amortization of deferred financing costs  . . . . .              688        281
   Gain on sale of assets  . . . . . . . . . . . . . .             (348)       (45)
   Changes in operating assets and liabilities . . . .            1,068     10,404
                                                            ------------  ---------
      Net cash provided by operating activities  . . .           13,747     19,743

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment  . . . . . . . .           (5,758)    (2,492)
   Proceeds from disposal of property and equipment                 491        105
   Increase in other non-current assets  . . . . . . .              (38)        --
                                                            ------------  ---------
     Net cash used in investing activities   . . . . .           (5,305)    (2,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments to/from bank, net  . . . . . . . . . . . . . .      (39,000)   (13,575)
   Issuance of common stock upon option exercise . . . . .           82         --
   Issuance of common stock upon warrant exercise. . . . .        3,634         --
   Issuance of treasury stock. . . . . . . . . . . . . . .           59         68
   Net cash proceeds from public stock offering. . . . . .       24,741         --
   Expense recognized under option grants  . . . . . . . .           --         11
                                                            ------------  ---------
     Net cash used in financing activities . . . . . . . .      (10,484)   (13,496)
     Effect of exchange rate on cash . . . . . . . . . . .          384       (303)
                                                            ------------  ---------
     Net increase (decrease) in cash and cash equivalents        (1,658)     3,557
                                                            ------------  ---------
Cash and cash equivalents, beginning of period . . . . . .       16,510     12,582
                                                            ------------  ---------
Cash and cash equivalents, end of period . . . . . . . . .  $    14,852   $ 16,139
                                                            ============  =========


Supplemental information:
Cash paid during the period for:
 Interest  . . . . . . . . . . . . . . . . . . . . . . . .  $     1,312   $  3,969
 Income taxes  . . . . . . . . . . . . . . . . . . . . . .  $     5,934   $    537

Income tax refunds received  . . . . . . . . . . . . . . .  $       121   $  5,942





     See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION

The condensed consolidated financial statements include the accounts of Racing Champions Ertl Corporation and its wholly-owned subsidiaries ("the Company"). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002 and 2001, the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and the cash flows for the six-month periods ended June 30, 2002 and 2001.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as amended, for the year ended December 31, 2001.

The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the operating results expected for the full year.

NOTE  2  -  NEW  ACCOUNTING  PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted Statement No. 142 on January 1, 2002. As of June 30, 2002, goodwill, net of accumulated amortization, is approximately $120.3 million. The Company has completed the transitional goodwill impairment test, which resulted in no goodwill impairment. The following pro forma financial information reflects net income and basic and diluted earnings per share as if goodwill was not subject to amortization for the three months and six months ended June 30, 2001 (dollars in thousands, except per share data).



                                                    Three months      Six months
                                                       ended             ended
                                                    June 30, 2001   June 30, 2001
                                                    --------------  --------------
Reported net income. . . . . . . . . . . . . . . .  $        2,126  $        2,860
Add back: Goodwill amortization, net of income tax             625           1,251
                                                    --------------  --------------
Adjusted net income. . . . . . . . . . . . . . . .  $        2,751  $        4,111

Basic earnings per share:
Reported net income per share. . . . . . . . . . .  $         0.14  $         0.19
Goodwill amortization per share. . . . . . . . . .            0.04            0.09
                                                    --------------  --------------
Adjusted net income per share. . . . . . . . . . .  $         0.18  $         0.28

Diluted earnings per share:
Reported net income per share. . . . . . . . . . .  $         0.14  $         0.19
Goodwill amortization per share. . . . . . . . . .            0.04            0.08
                                                    --------------  --------------
Adjusted net income per share. . . . . . . . . . .  $         0.18  $         0.27




In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"), which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. Statement No. 144 creates a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect Statement No. 144 to have a material impact on its financial condition or results of earnings and there was no impact for the six months ended June 30, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." During the quarter ended June 30, 2002, the Company elected early adoption of this Statement and accordingly included $544,727 of financing fees related to the Company's previous credit facility in interest expense in the accompanying statement of earnings. In addition, in connection with the refinancing of the Company's credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility which is also included in interest expense.

NOTE  3  -  BUSINESS  SEGMENTS

The Company has no separately reportable segments in accordance with Financial Accounting Standards Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information." ("Statement No. 131") Under the enterprise wide disclosure requirements of Statement No. 131, the Company reports net sales by each group of product lines and by distribution channel. Amounts for the quarters ended June 30, 2002 and 2001 are as shown in the table below.


(amounts in thousands)                                   2002     2001
                                                        -------  -------
Agricultural, construction and outdoor
 sports vehicle replicas. . . . . . . . . . . . . . .   $ 9,533  $ 9,506
Automotive, high performance and
 racing vehicle replicas. . . . . . . . . . . . . . .    18,990   17,296
Sports trading cards and racing apparel and souvenirs.    9,548    9,178
Pre-teen vehicles and role play activity toys. . . . .    8,157    5,797
Collectible figures. . . . . . . . . . . . . . . . . .    1,518    1,300
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $47,746  $43,077
                                                        =======  =======

Mass retailers . . . . . . . . . . . . . . . . . . . .  $14,583  $14,422
OEM dealers. . . . . . . . . . . . . . . . . . . . . .    6,526    4,845
Specialty and hobby wholesalers and retailers. . . . .   16,924   14,833
Corporate promotional. . . . . . . . . . . . . . . . .    5,547    6,061
Direct to consumers. . . . . . . . . . . . . . . . . .    4,166    2,916
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $47,746  $43,077
                                                        =======  =======



Amounts for the six months ended June 30, 2002 and 2001 are as shown in the table below.



(amounts in thousands)                                   2002     2001
                                                        -------  -------
Agricultural, construction and outdoor
 sports vehicle replicas . . . . . . . . . . . . . . .  $18,177  $18,532
Automotive, high performance and
 racing vehicle replicas . . . . . . . . . . . . . . .   37,849   33,341
Sports trading cards and racing apparel and souvenirs.   16,100   14,191
Pre-teen vehicles and role play activity toys. . . . .   13,706   11,438
Collectible figures. . . . . . . . . . . . . . . . . .    2,690    2,031
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $88,522  $79,533
                                                        =======  =======

Mass retailers . . . . . . . . . . . . . . . . . . . .  $29,364  $29,148
OEM dealers. . . . . . . . . . . . . . . . . . . . . .   13,192    9,702
Specialty and hobby wholesalers and retailers. . . . .   29,784   24,817
Corporate promotional. . . . . . . . . . . . . . . . .    9,459   10,820
Direct to consumers. . . . . . . . . . . . . . . . . .    6,723    5,046
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $88,522  $79,533
                                                        =======  =======

Information for the quarters ended June 30, 2002 and 2001 by geographic area is set forth in the table below.



(amounts in thousands)                                2002      2001
                                                    --------  --------
Net sales:
  United States . . . . . . . . . . . . . . . . .   $43,793   $39,575
  Non-United States . . . . . . . . . . . . . . .     4,240     3,801
  Sales and transfers between geographic areas. .      (287)     (299)
                                                    --------  --------
Total. . . . . . . . . . . . . . . . . . . . . . .  $47,746   $43,077
                                                    ========  ========

Operating income:
  United States . . . . . . . . . . . . . . . . .   $ 8,198   $ 4,966
  Non-United States . . . . . . . . . . . . . . .       922       865
                                                    --------  --------
Total. . . . . . . . . . . . . . . . . . . . . . .  $ 9,120   $ 5,831
                                                    ========  ========




Information for the six months ended June 30, 2002 and 2001 by geographic area is set forth in the table below.



(amounts in thousands)                                     2002      2001
                                                        --------  --------
Net sales:
  United States . . . . . . . . . . . . . . . . . . ..  $81,455   $72,727
  Non-United States . . . . . . . . . . . . . . . . .     7,571     7,492
  Sales and transfers between geographic areas. . . .      (504)     (686)
                                                        --------  --------
Total. . . . . . . . . . . . . . . . . . . . . . . . .  $88,522   $79,533
                                                        ========  ========

Operating income:
  United States . . . . . . . . . . . . . . . . . . .   $12,543   $ 7,876
  Non-United States . . . . . . . . . . . . . . . . .     1,608     1,442
                                                        --------  --------
Total. . . . . . . . . . . . . . . . . . . . . . . . .  $14,151   $ 9,318
                                                        ========  ========


NOTE  4  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." ("Statement No. 130") Statement No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Comprehensive income for the six months ended June 30, 2002 and 2001 is calculated as follows:


(amounts in thousands)                                                 2002    2001
                                                                      ------  ------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $7,803  $2,860
Other comprehensive income-foreign currency translation adjustments      554      97
                                                                      ------  ------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . .  $8,357  $2,957
                                                                      ======  ======

NOTE  5  -  COMMON  STOCK

Authorized and outstanding shares and par value of the Company's voting common stock are as follows:

                Authorized              Shares outstanding   Shares outstanding
                  Shares    Par Value    at June 30, 2002   at December 31, 2001
                ----------  ---------   ------------------  --------------------
Voting
Common Stock    28,000,000     $0.01        16,454,451            14,617,408

In September 1999, the Company's board of directors authorized a stock repurchase program for a term of one year and up to an aggregate amount of $10.0 million. Under this program, the Company purchased 1,783,100 shares of its outstanding common stock for approximately $7.6 million. In July 2001, the Company's board of directors authorized a stock repurchase program for a term of one year and up to an aggregate amount of $5.0 million. As of June 30, 2002 the Company had repurchased 75,000 shares for approximately $321,000 under this authorization. In 2001, the Company sold 24,000 shares out of treasury to two of the Company's executive officers for $67,500 and in April 2002 the Company sold 3,805 shares out of treasury to three of the Company's executive officers for $59,073.

NOTE  6  -  DEBT

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is a three-year $50.0 million unsecured revolving loan that bears interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At June 30, 2002, the margin in effect was 0.90% for LIBOR loans. The Company is also required to pay a commitment fee on the average unused revolver of 0.20% to 0.30%, determined by the ratio of consolidated debt to consolidated EBITDA. At June 30, 2002, the commitment fee was 0.225% per annum on the average daily unused portion of the revolving loan. Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, incurring additional debt, entering into an acquisition, sale or merger transaction above certain levels and repurchasing stock in excess of certain levels. The key financial covenants include leverage and interest coverage ratios. At June 30, 2002, the amount outstanding under this facility was $23.0 million and the Company was in compliance with all covenants.

NOTE  7  -  INTEREST  RATE  COLLAR

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and a floor of 5.09%. The agreement, which had quarterly settlement dates, was in effect through June 3, 2002. For the six-month periods ended June 30, 2002 and 2001, the Company paid $548,417 and $111, respectively, on the agreement, which is included in interest expense on the accompanying consolidated statements of earnings.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this statement, the Company recorded a one-time transition adjustment of approximately $85,000, in the consolidated statement of earnings for the period ended March 31, 2001. Additionally, a benefit of approximately $542,000 and a charge of approximately $268,000 were recorded in interest expense related to the change in fair value of the interest rate collar during the six-month periods ended June 30, 2002 and 2001, respectively. The fair value of the interest rate collar at June 30, 2002 and 2001 of approximately $0 and $353,000, respectively, is included in other long-term liabilities in the consolidated balance sheet.

NOTE  8  -  NET  INCOME  PER  SHARE

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

NOTE  9  -  LEGAL  PROCEEDINGS

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

A purported class action lawsuit was filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. The lawsuit purports to
                ----------------------------------------
include a proposed class of all U.S. residents who purchased sports cards manufactured, licensed, marketed, sold or distributed by any defendant within a time period of up to four years. The complaint alleges that the defendants have violated the California unfair trade practices and consumer protection laws by selling packs of sports trading cards containing random assortments of varying values. The plaintiffs seek actual damages, attorneys' fees, pre- and post-judgment interest, exemplary damages, and injunctive relief. In May 2001, the defendants' motion for summary judgment was denied. In September 2001, the California Supreme Court denied permission to the defendants to appeal the denial of their motion for summary judgment. On March 7, 2002, the court certified a class on the plaintiff's claim for false advertising under California's consumer protection laws but declined to certify a class for the claims relating to unfair trade practices. The defendants have moved to dismiss the false advertising claim. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

NOTE  10  -  USE  OF  ESTIMATES

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.


                              RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales. Net sales increased $4.6 million, or 10.7%, to $47.7 million for the three months ended June 30, 2002 from $43.1 million for the three months ended June 30, 2001. Sales in the Company's automotive, high performance and racing vehicle replicas category increased 9.8%, driven by custom and classic die-cast vehicles. Sales in the pre-teen vehicles and role play activity toys category were up 40.7%, primarily due to increased sales of John Deere ride-on's. Sales in the collectible figures category increased 16.8%, with increases in both the Outdoor Sportman figures and the W. Britains line of collectible pewter figures. Sales in the sports trading cards and racing apparel and souvenirs category increased 4.0%. Within this category, racing apparel and souvenirs were up 51.4% due to continued strong trackside performance while trading cards were down compared to prior year as there were fewer card sets released in the second quarter of 2002 compared to the second quarter of 2001. Sales in the agricultural, construction and outdoor sports vehicle replicas category were flat.

Gross profit. Gross profit increased $2.7 million, or 11.4%, to $25.7 million for the three months ended June 30, 2002 from $23.0 million for the three months ended June 30, 2001. The gross profit margin (as a percentage of net sales) increased to 53.9% in 2002 compared to 53.4% in 2001. The increase in the gross profit margin was attributable to improved product margins on die-cast vehicles and also product mix. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 0.6%, to $16.5 million for the three months ended June 30, 2002 from $16.4 million for the three months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 34.6% for the three months ended June 30, 2002 from 38.1% for the three months ended June 30, 2001.

Operating income. Operating income increased $3.3 million, or 56.9%, to $9.1 million for the three months ended June 30, 2002 from $5.8 million for the three months ended June 30, 2001. As a percentage of net sales, operating income increased to 19.1% for the three months ended June 30, 2002 from 13.5% for the three months ended June 30, 2001.

Net interest expense. Net interest expense of $1.0 million for the three months ended June 30, 2002 and $1.7 million for the three months ended June 30, 2001 relates primarily to bank term loans and line of credit borrowings. Additionally, a benefit of approximately $281,000 and a charge of approximately $101,000 were recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the second quarter of 2002 and 2001, respectively. For the quarters ended June 30, 2002 and 2001, the Company paid $282,226 and $111, respectively, on the agreement, which is included in interest expense. In conjunction with the closing of the Company's public offering in April 2002, the Company refinanced its debt by entering into a new three-year $50.0 million revolving credit facility. In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." During the quarter ended June 30, 2002, the Company elected early adoption of this Statement and accordingly included $544,727 in financing fees related to the Company's previous credit facility in interest expense. In addition, in connection with the refinancing of the Company's credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility which is also included in interest expense.

Income tax. Income tax expense for the three months ended June 30, 2002 and 2001 includes provisions for federal, state and foreign income taxes at an effective rate of 40.0% and 42.0%, respectively. The reduction in the effective income tax rate is a result of generating higher income before income taxes combined with a reduction in non-deductible and foreign tax items.

SIX  MONTHS  ENDED  JUNE  30,  2002  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2001

Net sales. Net sales increased $9.0 million, or 11.3%, to $88.5 million for the six months ended June 30, 2002 from $79.5 million for the six months ended June 30, 2001. Sales in the pre-teen vehicles and role play activity toys category increased 19.8%, driven by John Deere ride-on's. Sales in the automotive, high performance and racing vehicle replicas category increased 13.5%, driven primarily by collector type products such as model kits and custom and classic die-cast vehicles. Sales in the sports trading cards and racing apparel and souvenirs category also increased 13.5% driven by both strong trackside performance and successful trading card releases primarily in the first quarter of 2002. Sales in the collectible figures category increased 32.5%, driven by the W. Britains line of collectible pewter figures. These increases were slightly offset by the decrease in sales in the agricultural, construction and outdoor sports vehicle replicas category, which was down approximately 1.9%.

Gross profit. Gross profit increased $5.7 million, or 14.1%, to $46.0 million for the six months ended June 30, 2002 from $40.3 million for the six months ended June 30, 2001. The gross profit margin (as a percentage of net sales) increased to 52.0% in 2002 compared to 50.7% in 2001. The increase in the gross profit margin was due to improved product margins on die-cast vehicles and a more favorable mix of higher margin product sales. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.5 million, or 8.7%, to $31.8 million for the six months ended June 30, 2002 from $29.3 million for the six months ended June 30, 2001. Included in selling, general and administrative expenses in 2001 is an adjustment to reduce the Company's estimate of its pension funding liability of approximately $613,000 based on an updated actuarial valuation. As a percentage of net sales, selling, general and administrative expenses decreased to 35.9% for the six months ended June 30, 2002 from 36.9% for the six months ended June 30, 2001.

Operating income. Operating income increased $4.9 million, or 51.9%, to $14.2 million for the six months ended June 30, 2002 from $9.3 million for the six months ended June 30, 2001. As a percentage of net sales, operating income increased to 16.0% for the six months ended June 30, 2002 from 11.7% for the six months ended June 30, 2001.

Net interest expense. Net interest expense of $1.7 million for the six months ended June 30, 2002 and $3.9 million for the six months ended June 30, 2001 relates primarily to bank term loans and line of credit borrowings. Additionally, a benefit of approximately $542,000 and a charge of approximately $268,000 were recorded in interest expense related to the change in fair value of the Company's interest rate collar during the six months ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and 2001, the Company paid $548,417 and $111, respectively, on the agreement, which is also included in interest expense. In conjunction with the closing of the Company's public offering in April 2002, the Company refinanced its debt by entering into a new three-year $50.0 million revolving credit facility. In April 2002 the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." During the quarter ended June 30, 2002, the Company elected early adoption of this Statement and accordingly included $544,727 in financing fees related to the Company's previous credit facility in interest expense. In addition, in connection with the refinancing of the Company's credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility which is also included in interest expense.

Income tax. Income tax expense for the six months ended June 30, 2002 and June 30, 2001 includes provisions for federal, state and foreign income taxes at an effective rate of 40.0% and 42.0%, respectively. The reduction in the effective income tax rate is a result of generating higher income before income taxes combined with a reduction in non-deductible and foreign tax items.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's operations provided net cash of $13.7 million during the six months ended June 30, 2002. Capital expenditures for the six months ended June 30, 2002 were approximately $5.8 million, of which approximately $2.3 million was for molds and tooling.

On April 3, 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is a three-year $50.0 million unsecured revolving loan that bears interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At June 30, 2002, the margin in effect was 0.90% for LIBOR loans. The Company is also required to pay a commitment fee on the average unused revolver of 0.20% to 0.30%, determined by the ratio of consolidated debt to consolidated EBITDA. At June 30, 2002, the commitment fee was 0.225% per annum on the average daily unused portion of the revolving loan. Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, incurring additional debt, entering into an acquisition, sale or merger transaction above certain levels and repurchasing stock in excess of certain levels. The key financial covenants include leverage and interest coverage ratios. At June 30, 2002, the amount outstanding under this facility was $23.0 million and the Company was in compliance with all covenants.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and floor of 5.09%. The agreement, which had quarterly settlement dates, was in effect through June 3, 2002. For the six-month periods ended June 30, 2002 and 2001, the Company paid $548,417 and $111, respectively, which is included in interest expense on the accompanying consolidated statements of earnings. Additionally, a benefit of approximately $542,000 and a charge of approximately $268,000 were recorded in interest expense related to the change in fair value of the Company's interest rate collar during the six months ended June 30, 2002 and 2001, respectively.

Based on the Company's interest rate exposure on variable rate borrowings at June 30, 2002, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $20,000 per month.

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


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (a)  Not  applicable.

     (b)  Not  applicable.

     (c) Effective April 3, 2002, the Company sold 1,700 shares of common stock to Peter J. Henseler, the Company's President, 1,700 shares of common stock to Curtis W. Stoelting, the Company's Chief Operating Officer and Executive Vice President, and 405 shares of common stock to Jody
          L. Taylor, the Company's Chief Financial Officer and Secretary. The shares were sold from the Company's treasury stock at a price of $15.53 per share. The shares were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

     (d)  Not  applicable.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The annual meeting of stockholders of the Company was held on May 10, 2002. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal  1:     Election  of  directors

                                  For       Withheld
                                  ---       --------


John S. Bakalar . . . . . . .  11,046,432    672,017
Peter K.K. Chung  . . . . . .  11,038,437    680,012
Robert E. Dods  . . . . . . .   9,611,720  2,087,879
Daniel M. Gill  . . . . . . .  11,032,782    685,667
Boyd L. Meyer . . . . . . . .   9,715,140  1,984,459
Avy H. Stein  . . . . . . . .   9,479,795  2,238,654
John J. Vosicky . . . . . . .  11,045,006    673,443




Proposal  2:     Approval  and adoption of the Racing Champions Ertl Corporation
Employee  Stock  Purchase  Plan.

   For        Against     Abstain     Broker  Non-Votes
   ---        -------     -------     -----------------
8,240,164     66,024      10,467         3,401,794

Proposal 3: Approval and adoption of the amendment to the Racing Champions Ertl Corporation Stock Incentive Plan to increase the number of shares of common stock that may be issued pursuant thereto from 1,500,000 to 2,300,000.

   For        Against     Abstain     Broker  Non-Votes
   ---        -------     -------     -----------------
7,254,804    1,049,324     12,527        3,401,794


ITEM  5.  OTHER  INFORMATION.

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits:

     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange
          Commission  on  May  14,  2002).

     3.2 First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

     3.3 Certificate of Ownership and Merger changing the Company's name to Racing Champions Ertl Corporation (incorporated by reference to
          Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

     3.4 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22635) filed by the
          Company  with  the  Securities  and  Exchange Commission on August 14,
          1998).

    10.1 Letter Agreement dated April 26, 2002, amending Employment Agreement dated October 20, 2000, between the Company and Peter Henseler.

    10.2 Letter Agreement dated April 26, 2002, amending Employment Agreement dated October 20, 2000, between the Company and Curt Stoelting.

(b)     Reports  on  Form  8-K:

     Form 8-K dated June 11, 2002, filed with the Securities and Exchange Commission on June 17, 2002, to report pursuant to Item 4 the termination of Arthur Andersen LLP as auditors for the Company.

     Form 8-K dated June 20, 2002, filed with the Securities and Exchange Commission on June 26, 2002, to report pursuant to Item 4 the appointment of KPMG LLP as auditors for the Company for the year ending December 31, 2002 and the termination of Ernst & Young LLP as auditors for Racing Champions International Limited.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  12th  day  of  August  2002.

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