Form 10-Q
period 2002-09-30
RACING CHAMPIONS CORP
filed 2002-11-12
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

                                          OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _________

                     Commission file number:     0-22635
                                              -------------

                          Racing Champions Ertl Corporation
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

Registrant's  telephone  number,  including  area  code:  630-790-3507
                                                          ------------

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

On November 8, 2002, there were outstanding 16,463,351 shares of the Registrant's $0.01 par value common stock.

                        RACING CHAMPIONS ERTL CORPORATION

                                    FORM 10-Q

                               September 30, 2002


                                      INDEX
                         PART I - FINANCIAL INFORMATION


Item     Description                                                          Page
Item 1.  Condensed Consolidated Balance Sheets as of September 30,
         2002 (Unaudited) and December 31, 2001 . . . . . . . . . . . . .        3

         Condensed Consolidated Statements of Earnings for the Three
         Months Ended September 30, 2002 and 2001 and for the Nine Months
         Ended September 30, 2002 and 2001 (Unaudited) . . . . . . . . . .       4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2002 and 2001 (Unaudited). . . . . . .       5

         Notes to Condensed Consolidated Financial Statements (Unaudited).       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . .       14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk. . . .      18

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .      18

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .      19

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .      19

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .      19

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .    19

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .      19

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .      20

         Signatures and Certifications . . . . . . . . . . . . . . . . . .      21

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(DOLLARS  IN  THOUSANDS)


                                                                      September 30,  December 31,
                                                                          2002            2001
                                                                      -------------  ------------
                                                                        (Unaudited)
ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $     18,757  $ 16,510
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .        46,044    37,168
Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,703    17,544
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .        10,920     9,986
Property and equipment, net  . . . . . . . . . . . . . . . . . . . . .        33,739    32,925
Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       120,278   120,278
Other non-current assets . . . . . . . . . . . . . . . . . . . . . . .           536     1,112
                                                                        ------------  --------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    255,977  $235,523
                                                                        ============  ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .  $     46,536  $ 36,298
Other current liabilities  . . . . . . . . . . . . . . . . . . . . . .         2,501     2,518
Bank term loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .            --    62,000
Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,000        --
Other long-term liabilities  . . . . . . . . . . . . . . . . . . . . .        15,079    16,946
                                                                        ------------  --------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .  $     91,116  $117,762
Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .         164,861   117,761
                                                                        ------------  --------
   Total liabilities and stockholders' equity. . . . . . . . . . . . .  $    255,977  $235,523
                                                                        ============  ========


See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  EARNINGS
(IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)
(UNAUDITED)



                                                                       For the three months    For the nine months
                                                                        ended September 30,    ended September 30,
                                                                       --------------------    -------------------
                                                                          2002      2001         2002       2001
                                                                        --------  --------     ---------  ---------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $70,944   $65,819      $159,466   $145,352
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33,450    30,837        76,010     70,080
                                                                        --------  --------     ---------  ---------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37,494    34,982        83,456     75,272
Selling, general and administrative expenses . . . . . . . . . . . . .   20,831    20,434        52,642     49,704
Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . .      ---       830           ---      2,532
                                                                        --------  --------     ---------  ---------
Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,663    13,718        30,814     23,036
Interest expense, net. . . . . . . . . . . . . . . . . . . . . . . . .      194     1,571         1,849      5,491
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (53)     (486)         (562)       (20)
                                                                        --------  --------     ---------  ---------
Income before income taxes . . . . . . . . . . . . . . . . . . . . . .   16,522    12,633        29,527     17,565
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . .    6,609     5,306        11,811      7,377
                                                                        --------  --------     ---------  ---------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 9,913   $ 7,327      $ 17,716   $ 10,188
                                                                        ========  ========     =========  =========
Net income per share:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.60   $  0.50      $   1.12   $   0.69
                                                                        ========  ========     =========  =========
 Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.58   $  0.48      $   1.06   $   0.67
                                                                        ========  ========     =========  =========
Weighted average shares outstanding:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,460    14,682        15,818     14,679
 Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17,234    15,216        16,745     15,133


See accompanying notes to condensed consolidated financial statements.

RACING  CHAMPIONS  ERTL  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(DOLLARS  IN  THOUSANDS)
(UNAUDITED)


                                                                         For the nine months
                                                                         ended September 30,
                                                                         -------------------
                                                                           2002       2001
                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 17,716   $ 10,188
 Depreciation and amortization . . . . . . . . . . . . . . . . . . .       6,713      9,338
 Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          --      3,798
 Amortization of deferred financing costs  . . . . . . . . . . . . .         688        421
 (Gain)/loss on sale of assets . . . . . . . . . . . . . . . . . . .        (314)        24
 Changes in operating assets and liabilities . . . . . . . . . . . .      (9,373)    (2,198)
                                                                        ---------  ---------
   Net cash provided by operating activities . . . . . . . . . . . .      15,430     21,571

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment  . . . . . . . . . . . . . . . .      (7,667)    (4,228)
 Proceeds from disposal of property and equipment  . . . . . . . . .         457        123
 Increase in other non-current assets  . . . . . . . . . . . . . . .        (112)      (119)
                                                                        ---------  ---------
   Net cash used in investing activities . . . . . . . . . . . . . .      (7,322)    (4,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to/from bank for term loan, net  . . . . . . . . . . . . .     (62,000)   (20,075)
 Payments to/from bank for line of credit, net . . . . . . . . . . .      27,000         --
 Issuance of common stock upon option exercise . . . . . . . . . . .         133         --
 Issuance of common stock upon warrant exercise  . . . . . . . . . .       3,634         --
 Issuance of treasury stock  . . . . . . . . . . . . . . . . . . . .          59         68
 Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . .          --       (321)
 Net cash proceeds from public stock offering  . . . . . . . . . . .      24,730         --
 Expense recognized under option grants  . . . . . . . . . . . . . .          --         17
                                                                        ---------  ---------
   Net cash used in financing activities . . . . . . . . . . . . . .      (6,444)   (20,311)
   Effect of exchange rate on cash . . . . . . . . . . . . . . . . .         583        420
                                                                        ---------  ---------
   Net increase (decrease) in cash and cash equivalents  . . . . . .       2,247     (2,544)
                                                                        ---------  ---------
Cash and cash equivalents, beginning of period . . . . . . . . . . .      16,510     12,582
                                                                        ---------  ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . . .    $ 18,757   $ 10,038
                                                                        =========  =========

Supplemental information:
Cash paid during the period for:
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,606   $  5,331
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,707   $    897

Income tax refunds received . . . . . . . . . . . . . . . . . . . .     $    185   $  5,967


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

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002 and 2001, the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and the cash flows for the nine-month periods ended September 30, 2002 and 2001.

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

The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the operating results expected for the full year.

NOTE  2 - NEW  ACCOUNTING  PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board issued Statement No.142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted Statement No. 142 on January 1, 2002. As of September 30, 2002, goodwill, net of accumulated amortization, is approximately $120.3 million. The Company has completed the transitional goodwill impairment test, which resulted in no goodwill impairment. The following pro forma financial information reflects net income and basic and diluted earnings per share as if goodwill was not subject to amortization for the three months and nine months ended September 30, 2001 (dollars in thousands, except per share data).


                                                    Three months ended    Nine months ended
                                                    September 30, 2001   September 30, 2001
                                                    ------------------   ------------------
Reported net income. . . . . . . . . . . . . . . .  $            7,327  $            10,188
Add back: Goodwill amortization, net of income tax                 604                1,855
                                                    -------------------  -------------------
Adjusted net income. . . . . . . . . . . . . . . .  $            7,931  $            12,043

Basic net income per share:
Reported net income per share. . . . . . . . . . .  $             0.50  $              0.69
Goodwill amortization per share. . . . . . . . . .                0.04                 0.13
                                                    -------------------  ------------------
Adjusted net income per share. . . . . . . . . . .  $             0.54  $              0.82

Diluted net income per share:
Reported net income per share. . . . . . . . . . .  $             0.48  $              0.67
Goodwill amortization per share. . . . . . . . . .                0.04                 0.13
                                                    -------------------  -------------------
Adjusted net income per share. . . . . . . . . . .  $             0.52  $              0.80


In August 2001, the Financial Accounting Standards Board issued Statement No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"), which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. Statement No. 144 creates a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether included in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect Statement No. 144 to have a material impact on its financial condition or results of operations and there was no impact for the nine months ended September 30, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." During the second quarter, the Company elected early adoption of this Statement and accordingly included approximately $545,000 of financing fees related to the Company's previous credit facility in interest expense in the accompanying condensed consolidated statement of earnings. In addition, in connection with the refinancing of the Company's credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility which was also included in interest expense in the accompanying condensed consolidated statement of earnings for the nine months ended September 30, 2002.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The statement is effective for restructuring activities that are initiated after December 31, 2002.

NOTE  3  -  BUSINESS  SEGMENTS

The Company has no separately reportable segments in accordance with Financial Accounting Standards Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement No. 131"). Under the enterprise wide disclosure requirements of Statement No. 131, the Company reports net sales by each group of product lines and by distribution channel. Amounts for the quarters ended September 30, 2002 and 2001 are as shown in the table below.


(amounts in thousands)                                   2002     2001
                                                        -------  -------
Agricultural, construction and outdoor
 sports vehicle replicas . . . . . . . . . . . . . . .  $23,763  $23,536
Automotive, high performance and
 racing vehicle replicas . . . . . . . . . . . . . . .   21,719   20,662
Sports trading cards and racing apparel and souvenirs.    8,399    6,140
Pre-teen vehicles and role play activity toys. . . . .   14,225   13,588
Collectible figures. . . . . . . . . . . . . . . . . .    2,838    1,893
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $70,944  $65,819
                                                        =======  =======

Mass retailers . . . . . . . . . . . . . . . . . . . .  $31,674  $29,844
OEM dealers. . . . . . . . . . . . . . . . . . . . . .   13,259   13,465
Specialty and hobby wholesalers and retailers. . . . .   15,947   12,454
Corporate promotional. . . . . . . . . . . . . . . . .    5,926    6,927
Direct to consumers. . . . . . . . . . . . . . . . . .    4,138    3,129
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $70,944  $65,819
                                                        =======  =======

Amounts for the nine months ended September 30, 2002 and 2001 are as shown in the table below.


(amounts in thousands)                                    2002      2001
                                                        --------  --------
Agricultural, construction and outdoor
 sports vehicle replicas . . . . . . . . . . . . . . .  $ 41,939  $ 42,063
Automotive, high performance and
 racing vehicle replicas . . . . . . . . . . . . . . .    59,568    54,036
Sports trading cards and racing apparel and souvenirs.    24,499    20,303
Pre-teen vehicles and role play activity toys. . . . .    27,932    25,030
Collectible figures. . . . . . . . . . . . . . . . . .     5,528     3,920
                                                        --------  --------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $159,466  $145,352
                                                        ========  ========

Mass retailers . . . . . . . . . . . . . . . . . . . .  $ 61,038  $ 58,991
OEM dealers. . . . . . . . . . . . . . . . . . . . . .    26,451    23,166
Specialty and hobby wholesalers and retailers. . . . .    45,731    37,272
Corporate promotional. . . . . . . . . . . . . . . . .    15,385    17,748
Direct to consumers. . . . . . . . . . . . . . . . . .    10,861     8,175
                                                        --------  --------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $159,466  $145,352
                                                        ========  ========



Information for the quarters ended September 30, 2002 and 2001 by geographic area is set forth in the table below.


(amounts in thousands)                            2002      2001
                                                --------  --------
Net sales:
 United States . . . . . . . . . . . . . . . .  $65,930   $61,345
 Non-United States . . . . . . . . . . . . . .    5,178     4,723
 Sales and transfers between geographic areas      (164)     (249)
                                                --------  --------
Total. . . . . . . . . . . . . . . . . . . . .  $70,944   $65,819
                                                ========  ========

Operating income:
 United States . . . . . . . . . . . . . . . .  $15,741   $12,510
 Non-United States . . . . . . . . . . . . . .      922     1,208
                                                --------  --------
Total. . . . . . . . . . . . . . . . . . . . .  $16,663   $13,718
                                                ========  ========


Information for the nine months ended September 30, 2002 and 2001 by geographic area is set forth in the table below.


(amounts in thousands)                            2002       2001
                                                ---------  ---------
Net sales:
 United States . . . . . . . . . . . . . . . .  $147,385   $134,073
 Non-United States . . . . . . . . . . . . . .    12,749     12,215
 Sales and transfers between geographic areas       (668)      (936)
                                                ---------  ---------
Total. . . . . . . . . . . . . . . . . . . . .  $159,466   $145,352
                                                =========  =========

Operating income:
 United States . . . . . . . . . . . . . . . .  $ 28,285   $ 20,386
 Non-United States                                 2,529      2,650
                                                ---------  ---------
Total. . . . . . . . . . . . . . . . . . . . .  $ 30,814   $ 23,036
                                                =========  =========



NOTE  4  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Comprehensive income for the nine months ended September 30, 2002 and 2001 is calculated as follows:


(amounts in thousands)                                                 2002     2001
                                                                      -------  -------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $17,716  $10,188
Other comprehensive income-foreign currency translation adjustments       828      145
                                                                      -------  -------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . .  $18,544  $10,333
                                                                      =======  =======

NOTE  5  -  COMMON  STOCK

Authorized and issued shares and par values of the Company's voting common stock are as follows:


                                                    Shares outstanding at   Shares outstanding at
                     Authorized shares  Par Value    September 30, 2002      December 31, 2001
                     -----------------  ---------   ---------------------   ---------------------
Voting Common Stock      28,000,000      $  0.01          16,463,351         14,617,408


In September 1999, the Company's board of directors authorized a stock repurchase program for a term of one year and up to an aggregate amount of $10.0 million. Under this program, the Company purchased 1,783,100 shares of its outstanding common stock for approximately $7.6 million. In July 2001, the Company's board of directors authorized a stock repurchase program for a term of one year and up to an aggregate amount of $5.0 million. Under this program, the Company repurchased 75,000 shares for approximately $321,000. In 2001, the Company sold 24,000 shares out of treasury to two of the Company's executive officers for $67,500 and in April 2002 the Company sold 3,805 shares out of treasury to three of the Company's executive officers for $59,073.

NOTE  6  -  DEBT

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is a three-year $50.0 million unsecured revolving loan that bears interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). At September 30, 2002, the margin in effect was 0.75% for LIBOR loans. The Company is also required to pay a commitment fee on the average unused revolver of 0.20% to 0.30%, determined by the ratio of consolidated debt to consolidated EBITDA. At September 30, 2002, the commitment fee was 0.20% per annum on the average daily unused portion of the revolving loan. Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, incurring additional debt, entering into an acquisition, sale or merger transaction above certain levels and repurchasing stock in excess of certain levels. The key financial covenants include leverage and interest coverage ratios. At September 30, 2002, the amount outstanding under this facility was $27.0 million and the Company was in compliance with all covenants.

NOTE  7  -  INTEREST  RATE  COLLAR

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and floor of 5.09%. The agreement, which had quarterly settlement dates, expired on June 3, 2002. For the nine-month periods ended September 30, 2002 and 2001, the Company paid approximately $548,000 and $98,000, respectively, on the agreement, which is included in interest expense on the accompanying condensed consolidated statements of earnings.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this statement, the Company recorded a one-time transition adjustment of approximately $85,000, in the accompanying condensed consolidated statement of earnings for the period ended March 31, 2001. Additionally, a benefit of approximately $542,000 and a charge of approximately $507,000 were recorded in interest expense related to the change in fair value of the interest rate collar during the nine-month periods ended September 30, 2002 and 2001, respectively. For the quarter ended September 31, 2001, a charge of $238,000 was included in interest expense related to the change in fair market value of the interest rate collar during the quarter. The fair value of the interest rate collar at September 30, 2001 of approximately $592,000 is included in other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2001.

NOTE  8  -  NET  INCOME  PER  SHARE

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Certain options and warrants were not included in the weighted average share calculation in 2001 as their exercise price was greater than the average market price of the common shares during the period.

NOTE  9  -  LEGAL  PROCEEDINGS

In August 1999, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of California, in a case entitled Dumas, et al. v. Racing Champions Corporation. The complaint alleged
          ----------------------------------------------
that the defendants have violated RICO and the California Unfair Competition Law by selling packs of sports trading cards containing random assortments of cards of varying values. This lawsuit has been dismissed by the trial court and the Ninth Circuit Court of Appeals has affirmed the dismissal of the lawsuit.

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

NOTE  11  -  SUBSEQUENT  EVENT

On October 1, 2002, the Company implemented the Racing Champions Ertl Corporation Employee Stock Purchase Plan to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The plan allows eligible employees to purchase shares of the Company's common stock through quarterly offering periods commencing on each January 1, April 1, July 1 and October 1 with the first offering period commencing on October 1, 2002. The option price for each share of common stock purchased will equal 90% of the last quoted sales price of a share of the Company's common stock as reported by the NASDAQ National Market on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower. The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan. The Plan will terminate on July 1, 2007, unless sooner terminated by the Board.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales. Net sales increased $5.1 million, or 7.8%, to $70.9 million for the three months ended September 30, 2002 from $65.8 million for the three months ended September 30, 2001. Sales in the Company's sports trading cards and racing apparel and souvenirs category were up 36.8% with very strong performance by racing apparel programs and also sports trading cards. Sales in the Company's automotive, high performance and racing vehicle replicas category were up 5.1%, primarily due to strong performance by custom and classic vehicles. Sales in the Company's pre-teen vehicles and role play activity toys category were up 4.7% driven by new product introductions in the third quarter, consisting of Hometown Roadway, Stackers and Dr. Seuss. The Company's smallest product category, collectible figures, grew by 49.9%, due to the introduction during the third quarter of JoyRide Studios collectible video game figures and vehicles.
Sales in the Company's agricultural, construction and outdoor sports vehicle replicas category were up approximately 1.0%.

Gross profit. Gross profit increased $2.5 million, or 7.1%, to $37.5 million for the three months ended September 30, 2002 from $35.0 million for the three months ended September 30, 2001. The gross profit margin (as a percentage of net sales) decreased to 52.9% in 2002 compared to 53.2% in 2001. The decrease in the gross profit margin was attributable to product mix and increased direct shipments from China which can have price discounts of approximately 15% to 25%. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.4 million, or 2.0%, to $20.8 million for the three months ended September 30, 2002 from $20.4 million for the three months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 29.3% for the three months ended September 30, 2002 from 31.0% for the three months ended September 30, 2001.

Operating income. Operating income increased $3.0 million, or 21.9%, to $16.7 million for the three months ended September 30, 2002 from $13.7 million for the three months ended September 30, 2001. As a percentage of net sales, operating income increased to 23.6% for the three months ended September 30, 2002 from 20.8% for the three months ended September 30, 2001.

Net interest expense. Net interest expense of $0.2 million for the three months ended September 30, 2002 and $1.6 million for the three months ended September 30, 2001 relates primarily to bank term loans and line of credit borrowings. Additionally, a charge of approximately $238,000 was recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the third quarter of 2001. For the quarter ended September 30, 2001, the Company paid $98,000 on the agreement, which is also included in interest expense.

Income tax. Income tax expense for the three months ended September 30, 2002 and 2001 includes provisions for federal, state and foreign income taxes at an effective rate of 40.0% and 42.0%, respectively. The reduction in the effective income tax rate is a result of generating higher income before income taxes combined with a reduction in non-deductible and foreign tax items.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales. Net sales increased $14.1 million, or 9.7%, to $159.5 million for the nine months ended September 30, 2002 from $145.4 million for the nine months ended September 30, 2001. Sales in the Company's automotive, high performance and racing vehicle replica category increased 10.2% driven primarily by custom and classic vehicles. Sales in the Company's sports trading cards and racing apparel and souvenirs category increased 20.7% driven by increases in apparel and souvenirs as well as trading cards. Sales in the Company's pre-teen vehicles and role play activity toys category increased 11.6% driven by the John Deere Ride-on's and new product introductions during 2002. Sales in the Company's collectible figures category were up 41.0% primarily driven by the introduction of Joyride Studios collectible figures and vehicles. Sales in the Company's agricultural, construction and outdoor sports vehicle replicas category were down 0.3%.

Gross profit. Gross profit increased $8.2 million, or 10.9%, to $83.5 million for the nine months ended September 30, 2002 from $75.3 million for the nine months ended September 30, 2001. The gross profit margin (as a percentage of net sales) increased to 52.4% in 2002 compared to 51.8% in 2001. The increase in the gross profit margin was due to improved product margins on die-cast vehicles and the more favorable mix of higher margin product sales that was experienced in the first two quarters of 2002. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.9 million, or 5.8%, to $52.6 million for the nine months ended September 30, 2002 from $49.7 million for the nine months ended September 30, 2001. Included in selling, general and administrative expenses in 2001 is an adjustment to reduce the Company's estimate of its pension funding liability of approximately $613,000 based on an updated actuarial valuation. As a percentage of net sales, selling, general and administrative expenses decreased to 33.0% for the nine months ended September 30, 2002 from 34.2% for the nine months ended September 30, 2001.

Operating income. Operating income increased $7.8 million, or 33.9%, to $30.8 million for the nine months ended September 30, 2002 from $23.0 million for the nine months ended September 30, 2001. As a percentage of net sales, operating income increased to 19.3% for the nine months ended September 30, 2002 from 15.8% for the nine months ended September 30, 2001.

Net interest expense. Net interest expense of $1.8 million for the nine months ended September 30, 2002 and $5.5 million for the nine months ended September 30, 2001 relates primarily to bank term loans and line of credit borrowings. Additionally, a benefit of approximately $542,000 and a charge of approximately $507,000 were recorded in interest expense related to the change in fair value of the Company's interest rate collar during the nine months ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, the Company paid $548,000 and $98,000, respectively, on the agreement, which is also included in interest expense. In conjunction with the closing of the Company's public offering in April 2002, the Company refinanced its debt by entering into a new three-year $50.0 million unsecured revolving credit facility. In April 2002 the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." During the second quarter of 2002, the Company elected early adoption of this Statement and accordingly included approximately $545,000 in financing fees related to the Company's previous credit facility in interest expense. In addition, in connection with the refinancing of the Company's credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility which is also included in interest expense for the first nine months of 2002.

Income tax. Income tax expense for the nine months ended September 30, 2002 and September 30, 2001 includes provisions for federal, state and foreign income taxes at an effective rate of 40.0% and 42.0%, respectively. The reduction in the effective income tax rate is a result of generating higher income before income taxes combined with a reduction in non-deductible and foreign tax items.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of $15.4 million during the nine months ended September 30, 2002. Capital expenditures for the nine months ended September 30, 2002 were approximately $7.7 million, of which approximately $4.0 million was for molds and tooling.

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is a three-year $50.0 million unsecured revolving loan that bears interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At September 30, 2002, the margin in effect was 0.75% for LIBOR loans. The Company is also required to pay a commitment fee on the average unused revolver of 0.20% to 0.30%, determined by the ratio of consolidated debt to consolidated EBITDA. At September 30, 2002, the commitment fee was 0.20% per annum on the average daily unused portion of the revolving loan. Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, incurring additional debt, entering into an acquisition, sale or merger transaction above certain levels and repurchasing stock in excess of certain levels. The key financial covenants include leverage and interest coverage ratios. At September 30, 2002, the amount outstanding under this facility was $27.0 million and the Company was in compliance with all covenants.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2002, principally for molds and tooling, will be approximately $9.5 million. The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2002. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

                           FORWARD-LOOKING STATEMENTS

Certain statements in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; (2) the Company is dependent on the timely shipping of product and unloading of product through West Coast ports as well as timely rail or truck delivery to the Company's warehouse or customers' warehouses; (3) the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; (4) competition in the markets for the Company's products may increase significantly; (5) the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; (6) the Company may experience unanticipated negative results of litigation; (7) the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; (8) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (9) the Company may not be able to collect outstanding accounts receivable from its major retail customers; (10) the Company is subject to risks related to doing business in foreign markets, including currency exchange rate fluctuations, economic and political instability, restrictive actions by foreign governments, and complications in complying with trade and foreign tax laws; (11) based upon the timing of order receipt, the availability of products and the shipment date and location, there may be some shifting of sales and profits between quarters as compared to the comparable prior year periods; and (12) general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and floor of 5.09%. The agreement, which had quarterly settlement dates, expired on June 3, 2002. For the nine-month periods ended September 30, 2002 and 2001, the Company paid $548,000 and $98,000, respectively, which is included in interest expense on the accompanying condensed consolidated statements of earnings. Additionally, a benefit of approximately $542,000 and a charge of approximately $507,000 were recorded in interest expense related to the change in fair value of the Company's interest rate collar during the nine months ended September 30, 2002 and 2001, respectively.

Based on the Company's interest rate exposure on variable rate borrowings at September 30, 2002, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $22,500 per month.

ITEM  4.  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

In August 1999, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of California, in a case entitled Dumas, et al. v. Racing Champions Corporation. The complaint alleged
          ----------------------------------------------
that the defendants have violated RICO and the California Unfair Competition Law by selling packs of sports trading cards containing random assortments of cards of varying values. This lawsuit has been dismissed by the trial court and the Ninth Circuit Court of Appeals has affirmed the dismissal of the lawsuit.

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

          10.1 Employment Agreement, dated as of July 29, 2002, between the Company and Peter J. Henseler.

          10.2 Employment Agreement, dated as of July 29, 2002, between the Company and Curtis W. Stoelting.

          10.3 Employment Agreement, dated as of July 29, 2002, between the Company and Jody L. Taylor.

          10.4 Racing Champions Ertl Corporation Employee Stock Purchase Plan, as amended.

          10.5 Racing Champions Ertl Corporation Stock Incentive Plan, as amended.

     (b)  Reports  on  Form  8-K:

          None  in  the  third  quarter  of  2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated  this  11th  day  of  November,  2002.

                                         RACING  CHAMPIONS  ERTL  CORPORATION

                                      By    /s/ Robert E. Dods

                                         Robert E. Dods, Chief Executive Officer


                                      By    /s/ Jody L. Taylor

                                           Jody  L.  Taylor, Chief Financial
                                                Officer and Secretary

                                 CERTIFICATIONS


     I, Robert E. Dods, Chief Executive Officer of Racing Champions Ertl Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Racing Champions Ertl Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  11,  2002


                                                       /s/ Robert E. Dods
                                                    ----------------------------
                                                    Robert  E.  Dods
                                                    Chief  Executive  Officer

     I, Jody L. Taylor, Chief Financial Officer of Racing Champions Ertl Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Racing Champions Ertl Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  11,  2002

                                                        /s/ Jody L. Taylor
                                                    ----------------------------
                                                    Jody  L.  Taylor
                                                    Chief  Financial  Officer