Form 10-K
period 2002-12-31
RACING CHAMPIONS CORP
filed 2003-03-27
CIK 1034239

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

                         Commission file number 0-22635

                        Racing Champions Ertl Corporation
                        ---------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                 Delaware                          36-4088307
                 --------                          ----------
    (State or Other Jurisdiction of     (IRS Employer Identification  No.)
     Incorporation or Organization)

800 Roosevelt Road, Building C, Suite 320, Glen Ellyn, Illinois     60137
---------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code:  630-790-3507
                                                             ------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title  of  each  class       Name  of  each  exchange  on  which  registered
         NA                                            NA
       ------                                        ------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $0.01 Per Share
                     ---------------------------------------
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

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).    Yes  X  No
                                                 ---    ---


Aggregate market value of the Registrant's common stock held by nonaffiliates as of June 28, 2002, (the last business day of the Registrant's most recently completed second quarter): $242,458,558. Shares of common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant's common stock outstanding as of February 15, 2003: 16,466,194

DOCUMENTS  INCORPORATED  BY  REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms "we," "us," "our," "Racing Champions Ertl" and the "Company" means Racing Champions Ertl Corporation and its subsidiaries, unless the context indicates another meaning, and the term "common stock" means our common stock, par value $0.01 per share.

Special  Note  Regarding  Forward-Looking  Statements

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "hope," "plan," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of these terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Our actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the caption "Risk Factors" in Item 1 of this report. We undertake no obligation to make any revisions to the forward-looking statements contained in this filing or to update them to reflect events or circumstances occurring after the date of this filing.

                                     Part  I

Item  1.  Business

For information as to net sales, operating income and identifiable assets by geographic area, see the information set forth in Note 4 to our consolidated financial statements included elsewhere herein.

Overview

We are a leading producer and marketer of innovative collectibles and toys targeted at adult collectors and children. Our diverse product offering includes scaled die-cast replicas of John Deere agricultural equipment and NASCAR stock cars, other licensed vehicle replicas, pre-teen toys, sports trading cards, racing apparel and souvenirs, and collectible figures. These products are sold under our market-focused brand names, including Racing Champions(R), Ertl Collectibles(R), Britains(R), American Muscle(TM), AMT(R), Outdoor Sportsman(TM), W. Britain(R), Press Pass(R) and JoyRide Studios(R) . We reinforce our brands and enhance the authenticity of our products by linking them with highly recognized licensed properties. Our products are marketed through multiple channels of distribution, including mass retailers, specialty and hobby wholesalers and retailers, OEM dealers such as the John Deere dealer network, corporate accounts for promotional purposes and direct to consumers. We sell through more than 20,000 retail outlets located in North America, Europe and Asia Pacific.

Products

We provide a diverse offering of highly detailed, authentic replicas and stylized toys known for their quality workmanship. Our products have received numerous "best of" awards from collector, family and toy magazines and currently retail from $0.50 to $299.99. We have successfully expanded our product offering, which currently consists of five product categories. By offering a wide range of products at varying price points, we believe our products appeal to a broad range of consumers. The following chart summarizes our current product categories:



Category                         Our Key Licenses               Our Key Brands       Price Range
Automotive, High Performance     Ford                           Racing Champions     $ 1.29 - $59.99
and Racing Vehicle Replicas      General Motors                 Ertl Collectibles
                                 DaimlerChrysler                American Muscle
                                 NASCAR                         AMT
                                 NHRA
                                 Harley-Davidson
                                 Universal Studios


Agricultural, Construction and   John Deere                     Ertl                 $1.99 - $174.99
Outdoor Sports Vehicle Replicas  Case IH                        Ertl Precision
                                 New Holland                    Ertl Collectibles
                                 Agco                           Outdoor Sportsman
                                 Polaris                        Britains


Pre-Teen Vehicles and Role Play  John Deere                     Ertl                 $1.29 - $299.99
Activity Toys                    Thomas & Friends               Ertl Preschool
                                 Bob the Builder                Ertl Toys
                                 Warner Brothers                Bumble Ball
                                 Ford                           Hometown Roadway
                                 General Motors                 Harley-Davidson Little Dreams
                                 DaimlerChrysler                John Deere Kids
                                 Harley-Davidson
                                 Dr. Seuss


Sports Trading Cards and Racing  NASCAR                         Racing Champions     $0.50 - $295.00
Apparel and Souvenirs            NHRA                           Press Pass
                                                                Wheels


Collectible Figures              Realtree                       W. Britain           $9.95 - $279.00
                                 Mossy Oak                      Outdoor Sportsman
                                 Sega                           JoyRide Studios
                                 Electronic Arts
                                 Nintendo
                                 Microsoft Corporation
                                 MechWarrior
                                 Dale Earnhardt, Inc.

Automotive, High Performance and Racing Vehicle Replicas. We were a pioneer of the licensed die-cast racing replica market and have produced die-cast racing replicas since our inception in 1989, which gives us the longest continuously produced line of racing replicas in the United States and a well-established collector base for our products. Through acquisitions and product development, we have expanded this category to include other automotive and high performance vehicle replicas. We produce a broad line of replicas in this category including:

- American Muscle collectible die-cast classic, high performance, entertainment-related and late model automobiles and trucks;

- Ertl Collectibles die-cast custom imprint cars and trucks and various scales of delivery trucks and tractor trailers;

- Racing Champions die-cast high performance and late model non-racing cars and trucks;

- AMT plastic model kits and American Muscle BodyShop die-cast activity kits principally of vintage and high performance automobiles, race cars and trucks;

- Racing Champions die-cast stock cars, trucks and team transporters representing a large number of the vehicles competing in the NASCAR Winston Cup Series, NASCAR Busch Grand National Series and the National Hot Rod Association (NHRA) Drag Racing Series; and

- The Fast and the Furious by Racing Champions, a full line of die-cast tuner car collectibles, figures and playsets.

We market our 1:64th scale die-cast vehicle replicas to consumers for purchase as either toys or collectibles. Our larger scaled, highly detailed die-cast vehicle replicas are primarily targeted to adult collectors. Collectors, by their nature, make multiple purchases of die-cast vehicles because of their affinity for classic, high performance and late model cars, trucks, hot rods and tuners. These collectors value the authenticity of the replicas and the enjoyment of building their own unique collections. Our model kits are primarily 1:25th scale and are purchased by adult hobbyists who enjoy building and collecting a range of models.

In 2002, we produced more than 200 different styles of racing vehicle replicas. Racing vehicle replicas are primarily marketed to racing fans and adult collectors. These fans and collectors are attracted to racing replicas due to the highly detailed, precise nature of the replicas, distinctive paint schemes and the popularity of racing teams, drivers and sponsors represented by the replicas.

Throughout 2002, we introduced new releases in the American Muscle product line, began shipping special 50th Anniversary Corvette products, launched both 1:18th scale and 1:10th scale highly detailed collectible Harley-Davidson die-cast replicas, expanded our line of 1:18th scale entertainment-related automotive replicas, shipped a new series of 1:64th scale entertainment-related automobiles, released a line of concept cars based on the latest designs from the 2002 auto shows and relaunched our extensive line of 1:64th scale high performance automotive die-cast replicas. We also reissued approximately 60 model kits, leveraging our tooling library of over 2,000 models. We produced racing vehicle replicas for more than 60 NASCAR and NHRA race teams. At the beginning of 2002, we signed new licenses with the Lowe's Home Improvement NASCAR race team driven by Jimmie Johnson and the Tide NASCAR race team driven by Ricky Craven. We also introduced the new 1:9th scale Racing Champions
Authentics  replica  of  the  Harley-Davidson  NHRA  Pro Stock drag racing bike.

Throughout 2003, we plan to issue multiple new releases in our American Muscle line. We will continue to focus on 1:18th and 1:64th scale entertainment-related automotive replicas, adding many new product introductions. We plan to re-release more than 60 model kits and introduce six newly tooled plastic kits. We also expect to produce racing replicas for over 30 NASCAR teams. Racing Champions Ertl is also the master toy and collectible licensee for the popular movie The Fast and the Furious, as well as its sequel, 2 Fast 2 Furious, scheduled for release in June 2003. A full line of die-cast tuner car collectibles, figures and playsets will be introduced throughout the year in conjunction with this popular property and lifestyle trend.

Agricultural, Construction and Outdoor Sports Vehicle Replicas. This category includes replicas of vintage and modern tractors, farm implements and construction vehicles of major OEMs such as John Deere, Case IH and New Holland. We also market all-terrain vehicle (ATV) replicas of major manufacturers such as Polaris, Kawasaki, Yamaha, Bombardier and Suzuki. These replicas are sold at a wide range of retail prices and are positioned from classic sandbox toys to high-end collector display units. Collectors of these vehicle replicas identify with the form and function of the full-sized units, value the authenticity of the replicas and purchase multiple products in order to build their own unique collections.

In 2002, we had numerous new releases in this category including more than 100 new John Deere agricultural and construction vehicle replicas and new Kawasaki, Suzuki and Bombardier die-cast ATV replicas. Other new releases included the 1:18th scale 2002 Chevrolet Suburban and 1:6th scale Polaris ATV.

For 2003, we plan to introduce over 75 new John Deere, Case IH and New Holland agricultural and construction vehicle replicas along with new releases of Polaris, Kawasaki, Yamaha and Suzuki ATV die-cast replicas.

Pre-Teen Vehicles and Role Play Activity Toys. This category is marketed to parents and grandparents of preschool children and to children ages 5 to 12. Products in this category include:

- John Deere stylized plastic and metal vehicle replicas, ride-on vehicles and role play activity toys;

- Thomas & Friends metal train locomotives, rail cars and plastic railway accessories;

- Bob the Builder plastic and metal construction vehicles, figures and accessories;

- Scooby-Doo, John Deere, Thomas & Friends and NASCAR push and rolls, toy books, radio control vehicles, playsets and puzzles based on various characters from these licensed properties;

- Harley-Davidson preschool toys, including personalized motorcycles, motorcycle rider figures, accessories and playsets;

- Hometown Roadway(TM), interlocking wooden track vehicle and building systems based on hometown real-life themes from licensing partners such as John Deere, Harley-Davidson, Texaco, Ford, General Motors and DaimlerChrysler; and

- Figures and vehicles based on the world famous books from Dr. Seuss with our initial products including well-known scenes from The Cat in the Hat and Green Eggs and Ham.

In 2001, we introduced to John Deere dealers the battery-powered, John Deere Gator ride-on, which retailed for $299.99 domestically. We have the right to sell this product through the John Deere dealer network, and our manufacturing partner has the right to sell this product in other distribution channels. Other new John Deere ride-ons in 2001 included a metal tricycle, a plastic pedal tractor and two sizes of steel wagons. In 2002, we introduced additional John Deere ride-ons and a Polaris battery-powered ATV ride-on.

In 2003, we expect new product introductions in the John Deere preschool and ride-on areas to increase interest in our product lines in this category. We plan to introduce classic products with unique features in both the John Deere and Harley-Davidson product lines, directed to parents of young children, expanding our presence in homes.

Sports Trading Cards and Racing Apparel and Souvenirs. We market our premium collectible sports trading cards under the Press Pass brand name, which primarily feature NASCAR race drivers, team owners and crew chiefs. Press Pass also markets draft pick trading cards, which feature top college players who are expected to be selected in the professional football and basketball drafts. Our trading cards are targeted to sports fans and trading card collectors. The collector base for sports trading cards primarily consists of children and adult males.

Racing apparel and souvenirs sold by us include shirts, hats, jackets, sunglasses, key chains, can coolers, bumper stickers, license plates and other souvenirs featuring racing related licenses. Licensed properties on these products include NASCAR, Lowes Home Improvement Racing, Tide Racing, Ford Racing, Chevrolet Racing, Dodge Racing, Caterpillar Racing and Cartoon Network Racing. We primarily sell apparel and souvenir products at trackside trailer concessions at NASCAR racing events. We also distribute these products to mass retailers and specialty wholesalers and retailers.

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

In 2002, we introduced JoyRide Studios, a new brand of collectible figures and vehicles based on popular video game titles. Introductions of the articulated figures and highly detailed vehicles are based on well-known video games and include special "codes, strategies and cheats" from the experts at GamePro Magazine, a multi-platform gaming magazine that is a popular publication for gamers, and Nintendo Power, a popular gaming magazine focused on Nintendo platform games. GamePro Magazine and Nintendo Power are also providing development and marketing support for most of these product lines.

In 2003, the JoyRide Studios collection will expand in three areas. We will offer new characters in existing product lines associated with the best selling video games under the GamePro and Nintendo Power sub-brand. Early in 2003, we added a new collectible product line of larger scale MechWarrior die-cast figures based upon the popular science fiction world. In mid-2003, we plan to introduce collectible figures based upon Halo, one of Microsoft's top selling gaming properties, which is available in video game format for X-Box and online.

Licenses

We market virtually all of our products under licenses from other parties. We have license agreements with automotive and truck manufacturers; agricultural, construction and outdoor sports vehicle and equipment manufacturers; major race sanctioning bodies; race team owners, sponsors and drivers; and entertainment, publishing and media companies. A significant element of our strategy depends on our ability to identify and obtain licenses for recognizable and respected brands and properties. Our licenses reinforce our brands and establish our products' authenticity, credibility and quality with consumers, and in some cases, provide for new product development opportunities and expanded distribution channels. Our licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. Our licenses often require us to make minimum guaranteed royalty payments whether or not we meet specific sales targets. We have approximately 600 license agreements, generally for terms of one to three years.

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

Mass Retailers. We marketed 37.5% of our products through the mass retailer channel in 2002. Our products marketed through this channel are targeted predominantly at price conscious end-users. As a result, the majority of our products marketed through this channel are designed to span lower price points and retail for less than $30.00. Key customers in our mass retailer channel include Wal-Mart, Kmart, Target, Toys R Us, Midstates Distribution and Tractor Supply Company.

Specialty and Hobby Wholesalers and Retailers. We sell many of the products available at mass retailers as well as higher priced products with special features to specialty and hobby wholesalers and retailers. We reach these customers directly through our internal telesales group and business-to-business website and through specialty toy representatives and collectible and toy trade shows. Key customers in our specialty and hobby wholesaler and retailer channel include Great Planes, Excell Marketing, Beckett & Associates and Master Toys & Novelties, Inc.

OEM Dealers. We often sell licensed products to the licensing OEM's dealer network. OEM licensing partners benefit from our OEM dealer sales by receiving additional royalties. We often give OEM dealers the first opportunity to purchase new products and provide them with a short-term exclusivity period. Key customers in our OEM dealer channel include John Deere, Case IH, Polaris and Harley-Davidson.

Corporate Promotional Accounts. We have the top position in North America in the die-cast vehicle corporate promotional channel. Corporate promotional products allow a company to promote its products, reinforce its brands and reward employees and customers. In this channel, we can cost-effectively accommodate both large-unit orders and lower-unit orders, which gives us a competitive advantage. Key customers in our corporate promotional channel include Texaco, Matco Tools, M&M Mars and Caterpillar.

Direct to Consumers. We make certain products available for direct sales to consumers through trackside event sales concessions, company stores, a business-to-consumer website located at www.diecastexpress.com and a strategic alliance with the Bradford Exchange Group, a top direct marketing company. Individual products sold directly to consumers sell at prices similar to those found at retailers, hobby stores and dealers.

Patents  and  Trademarks

We have registered several trademarks with the U.S. Patent and Trademark Office, including the marks Racing Champions(R), Ertl(R) and Press Pass(R). A number of Ertl trademarks are also registered in foreign countries. We hold U.S. patents for our trading card display stand and model vehicle and for our unique packaging system that includes a die-cast vehicle, emblem and display stand. We believe our Racing Champions and Ertl trademarks hold significant value, and we plan to build additional value through increased customer awareness of our many other trade names and trademarks.

Sales  and  Marketing

Our sales organization consists of an internal sales force and external sales representative organizations. Our internal sales force provides direct customer contact with nearly all of our retail chains and key wholesale accounts. A number of accounts are designated as "house accounts" and are handled exclusively by our internal sales staff. Our inside sales and customer service groups use telephone calls, mailings, faxes and e-mails to directly contact OEM dealers and smaller volume customers such as collector, hobby, specialty and independent toy stores.

Our internal sales force is supplemented by external sales representative organizations that are geographically divided. These external sales representative organizations provide more frequent customer contact and solicitation of the national, regional and specialty retailers and supported 35.4% of our net sales in 2002. External sales representatives generally earn commissions of 3% to 10% of the net sales price from their accounts. Their commissions are unaffected by the involvement of our internal sales force with a customer or sale.

In  2001,  we  launched  a  business-to-business  website  called  RCE  Online
Advantage(TM) located at www.rceb2b.com. This website, targeted to smaller volume accounts, allows qualified customers to view new product offerings, place orders, check open order shipping status and review past orders. We believe that RCE Online Advantage leverages our internal sales force, inside sales group and customer service group by providing customers with greater information access and more convenient ordering capability.

Our marketing programs are directed toward collectors, current customers and potential new customers that fit the demographic profile of our target market. Our objectives include increasing awareness of our product offerings and brand names. We utilize the following media in our marketing plans.

- Advertising. We place print advertisements in publications with high circulation and targeted penetration in key vertical categories such as outdoor sports, die-cast, trading cards, action figures and NASCAR. We run commercials on cable television programs that target key consumers. For example, in 2002, we promoted our new JoyRide Studios product line by running commercials on MTV, Nickelodeon and Cartoon Network.

- Public Relations. We have developed a sustained public relations effort to build relationships with editors at publications targeted across all of our product lines. Ongoing press releases keep editors abreast of new product introductions, increase our credibility and market acceptance, and encourage the editorial staffs of these publications to give more coverage to our products.

- Co-op Advertising. We work closely with retail chains to plan and execute ongoing retailer driven promotions and advertising. The programs usually involve promotion of our products in retail customers' print circulars, mailings and catalogs.

- Internet. The Internet is an increasingly important part of our marketing plan because collectors have quickly adopted the Internet as a preferred way to communicate with other enthusiasts about their hobby. Our website, www.rcertl.com, highlights our products, lists product release dates and collects market data directly from consumers. We also gather consumer information through consumer letters, e-mail, telephone calls and product surveys.

Competition

We compete with several large international toy and collectible companies, such as Mattel, Inc., Hasbro, Inc., Action Performance Companies, Inc., Jakks Pacific, Inc., Little Tikes Company and Maisto Ltd. and with other producers of vehicle replicas, toys and model kits such as Playing Mantis, Yat Ming, Bburago, FUNline, Revell-Monogram and Zindart/Corgi. Our Press Pass sports trading cards compete primarily with Topps, Upper Deck and Fleer, and with several smaller companies with more limited product lines. Competition in the distribution of our products is intense and primarily based on product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements for existing and new products to be sold through specific distribution channels or retail outlets. Many of our competitors have greater financial, technical, marketing and other resources than we have.

Production

We are an industry leader in bringing new products to market rapidly and efficiently. Our integrated design and engineering expertise, extensive library of die-cast molds and dedicated suppliers enable us to be first to market with many innovative products.

Far East Product Sourcing. We have operations in Kowloon, Hong Kong and in the Racing Industrial Zone in Dongguan City, China and employ 136 people in Hong Kong and China who oversee the sourcing of the majority of our products. This group assists our suppliers in sourcing raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from China.

Far East Production. All of our products are manufactured in China, except for plastic ride-ons, sports trading cards and certain racing apparel and souvenirs. Our China-based product sourcing accounted for approximately 90.5% of our total product purchases in 2002. We primarily use four independent, dedicated suppliers who manufacture only our products in six factories, four of which are located in the Racing Industrial Zone. These independent, dedicated suppliers produced approximately 69.5% of our China-based product purchases in 2002. In order to supplement our independent, dedicated suppliers, we use approximately ten other suppliers in China. All products are manufactured to our specifications using molds and tooling that we own. These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production. We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers. Most of our suppliers have been supplying us for more than five years. Our purchases in 2002 from our independent, dedicated suppliers, Sharp Success, Win Yield, Sunrise and Shun Fung, were 27.5%, 19.9%, 12.9% and 9.3%, respectively, of our China-based product purchases. We use only purchase orders and not long-term contracts with our foreign suppliers.

Domestic Production. The production of plastic ride-ons, sports trading cards and certain racing apparel and souvenirs is completed primarily by U.S.-based suppliers. We create the product design and specifications and coordinate the manufacturing activities. We generally prefer to coordinate the production of these products through a limited number of suppliers and believe that a number of alternate suppliers are available.

Tooling. To create new products, we continuously invest in new tooling. These tooling expenditures represent the majority of our capital expenditures. Depending on the size and complexity of the product, the cost of tooling a product ranges from $3,000 to $160,000. For many of our products, we eliminate significant tooling time by utilizing our extensive tooling library of more than 13,000 tools. We own all of our tools and provide them to our suppliers during production. Tools are returned to us when a product is no longer in production and are stored for future use.

Product Safety. Our products are designed, manufactured, packaged and labeled to conform with the U.S. safety requirements of the American Society for Testing and Materials and the Consumer Product Safety Commission and are periodically reviewed and approved by independent safety testing laboratories. Products sold in Europe also conform to European Commission standards. We carry product liability insurance coverage with a limit of over $25.0 million per occurrence. We have never been the subject of a product liability claim.

Logistics. Our customers purchase our products either in the United States or the United Kingdom, or directly from China. We own a distribution facility in Dyersville, Iowa and use an independent warehouse in the United Kingdom.

Seasonality

We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 58.3% of our net sales over the three years ended December 31, 2002 were generated in the second half of the year, with August and September being the largest shipping months. As a result, our investment in working capital, mainly inventory and accounts receivable, is highest during the fourth quarter and lowest during the first quarter.

Customers

We derive a significant portion of our sales from some of the world's largest retailers and OEM dealers. Our top five customers accounted for 37.4%, 39.0% and 35.5% of total net sales in 2000, 2001 and 2002, respectively. The John Deere dealer network and Wal-Mart, our largest customers, accounted for 15.0% and 11.8% of total net sales in 2002, respectively. Other than the John Deere dealer network and Wal-Mart, no other customer accounted for more than 10% of our total net sales in 2000, 2001 or 2002. Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers.

Employees

As of December 31, 2002, we had 398 employees, 11 of whom were employed part-time. We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within Racing Champions Ertl. A collective bargaining agreement covers 57 of our employees, all of whom work in the distribution facility in Dyersville, Iowa. We consider our employee relations to be good. Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

Available  Information

We maintain our corporate website at www.rcertl.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the "Commission"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information on our website is not part of this report.

Acquisition  of  Learning  Curve  International,  Inc.

On March 4, 2003, the Company acquired Learning Curve International, Inc. ("Learning Curve"), with an effective date of February 28, 2003, for 666,667 shares of our common stock and approximately $106.7 million of cash, less debt and capital lease obligations, including $12.0 million in escrow to secure Learning Curve's indemnification obligations under the merger agreement. The purchase price is subject to a post-closing working capital adjustment and to the payment by the Company of additional consideration of up to $6.5 million based on sales and margin targets for the Learning Curve product lines in 2003. Learning Curve develops and markets a variety of high-quality, award-winning traditional children's toys for every stage of childhood from birth through age eight. Its product lines include Thomas & Friends Wooden Railway, the top selling brand of expandable wooden toy railway systems in the United States, and the recently introduced Take Along Thomas die-cast train series and playsets. Other products include Lamaze infant toys, Madeline dolls and accessories, Eden(R) plush, Feltkids(R) activity boards and Lionel battery-powered train systems. Unless otherwise indicated, the information in this report does not give effect to the Learning Curve acquisition. The Company financed the acquisition by drawing down $110.0 million from a new $140.0 million credit facility. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding this new credit facility.)

Risk  Factors

The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

Our net sales and profitability depend on our ability to continue to conceive, design and market collectibles and toys that appeal to consumers.

The introduction of new products is critical in our industry and to our growth strategy. Our business depends on our ability to continue to conceive, design and market new products and upon continuing market acceptance of our product offering. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or what new products will be successful. Our current products may not continue to be popular or new products that we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences, or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Competition for licenses could increase our licensing costs or limit our ability to market products.

We market virtually all of our products under licenses from other parties. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on a nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of our significant licenses or inability to develop and enter into new licenses could limit our ability to market our products or develop new products. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market. If we cannot retain and obtain the necessary licenses for our existing and future products, our business will suffer.

Competition  in  our  markets  could  cause  our  business  to  suffer.

We operate in highly competitive markets. We compete with several larger domestic and foreign companies such as Mattel, Inc., Hasbro, Inc., Jakks Pacific, Inc., Maisto Ltd. and Action Performance Companies, Inc., with private label products sold by many of our retail customers and with other producers of collectibles and toys. Many of our competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources than we do. In addition, we may face competition from new participants in our markets because the collectible and toy industries have limited barriers to entry. We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our business will suffer.

We may experience difficulties in integrating our recent acquisition of Learning Curve.

We completed our acquisition of Learning Curve on March 4, 2003, with an effective date of February 28, 2003. The integration of Learning Curve's operations into our existing operations involves a number of risks including:

  -  possible  adverse  effects  on  our  reported  operating  results;

  -  unanticipated  costs  relating  to  the  integration  of  Learning  Curve;

  -  difficulties  in  achieving  planned  cost-savings  and  synergies;

  -  diversion  of  management's  attention;  and

  -  unanticipated  management  or  operational  problems  or  liabilities.

Any or all of these risks could have a material adverse effect on our business, financial condition or results of operations.

We depend on the continuing willingness of mass retailers to purchase and provide shelf space for our products.

In 2002, we sold 37.5% of our products to mass retailers. Our success depends upon the continuing willingness of these retailers to purchase and provide shelf space for our products. We do not have long-term contracts with our customers. In addition, our access to shelf space at retailers may be reduced by store closings, consolidation among these retailers and competition from other products. An adverse change in our relationship with, or the financial viability of, one or more of our customers could reduce our net sales and profitability.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers. Our profitability may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell. We only maintain credit insurance for some of our major customers and the amount of this insurance generally does not cover the total amount of the accounts receivable. Insurance coverage for future sales is subject to reduction or cancellation.

We rely on a limited number of foreign suppliers in China to manufacture a majority of our products.

We rely on four independent suppliers in China to manufacture a majority of our products in six factories, five of which are located in close proximity to each other in the Racing Industrial Zone manufacturing complex in China. We use only purchase orders and not long-term contracts with our foreign suppliers. Any difficulties encountered by these suppliers, such as a fire, accident, natural disaster or other disruption, could result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis. The occurrence of any of these events could increase our costs, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, if these suppliers do not continue to manufacture our products exclusively, our product sourcing would be adversely affected. Any of these events would harm our business.

Currency exchange rate fluctuations could adversely affect our results of operations.

We are subject to a variety of risks associated with changes among the relative values of the U.S. dollar, Euro, U.K. pound, Hong Kong dollar and Chinese Renminbi. Any material increase in the value of the Hong Kong dollar or Chinese Renminbi relative to the U.S. dollar or U.K. pound would increase our expenses, and therefore, could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds or Euros from our U.K. subsidiary to the United States. We do not hedge foreign currency risk.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could harm our business.

Our international operations subject us to numerous risks, including the following:

-    economic  and  political  instability;

-    restrictive  actions  by  foreign  governments;

- greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

-    changes  in  import  duties  or  import  or  export  restrictions;

- timely shipping of product and unloading of product through West Coast ports, as well as timely rail/truck delivery to the Company's warehouse and/or a customer's warehouse;

- complications in complying with the laws and policies of the United States affecting the importation of goods including duties, quotas and taxes; and

-    complications  in  complying  with  trade  and  foreign  tax  laws.

Any  of  these  risks  could  harm  our  business.

Product liability, product recalls and other claims relating to the use of our products could harm our business.

Because we sell collectibles and toys to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage, and we may incur significant costs in complying with recall requirements. In addition, a number of our licenses may be terminated by the licensor if any products marketed under the license are subject to a product liability claim or recall. Even if a product liability claim is without merit, the claim could harm our business.

Trademark infringement or other intellectual property claims relating to our products could harm our business.

Our industry is characterized by frequent litigation regarding trademark infringement and other intellectual property rights. We have been a defendant in trademark infringement claims and claims of breach of license from time to time, and we may continue to be subject to such claims in the future. The defense of intellectual property litigation is both costly and disruptive to the time and resources of our management even if the claim is without merit. We also may be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our credit agreement includes provisions that place limitations on a number of our activities including our ability to:

  -  incur  additional  debt;

  -  create  liens  on  our  assets  or  make  guarantees;

  -  make  certain  investments  or  loans;

  -  pay  dividends;  or

  -  dispose  of  or  sell assets or enter into a merger or similar transaction.

These  debt  covenants  could  restrict  our  business  operations.

Sales of our products are seasonal, which causes our operating results to vary from quarter to quarter.

Sales of our products are seasonal. Historically, our net sales and profitability have peaked in the third quarter due to the holiday season buying patterns. Seasonal variations in operating results may put a strain on our business, impact our debt levels and cause fluctuations in our stock price.

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors including:

-    our  failure  to  meet  the  performance  estimates of securities analysts;

- changes in financial estimates of our net sales and operating results or buy/sell recommendations by securities analysts;

- the timing of announcements by us or our competitors concerning significant product developments, acquisitions or financial performance;

-    fluctuation  in  our  quarterly  operating  results;

-    substantial  sales  of  our  common  stock;

-    general  stock  market  conditions;  or

-    other  economic  or  external  factors.

We may face future securities class action lawsuits that could require us to pay damages or settlement costs and otherwise harm our business.

A securities class action lawsuit was filed against us in 2000 following a decline in the trading price of our common stock from $17.00 per share on June 21, 1999 to $6.50 per share on June 28, 1999. We settled this lawsuit in 2002 with a $1.8 million payment, covered by insurance, after incurring legal costs of $1.0 million that were not covered by insurance. Future volatility in the price of our common stock may result in additional securities class action lawsuits against us, which may require that we pay substantial damages or settlement costs in excess of our insurance coverage and incur substantial legal costs, and which may divert management's attention and resources from our business.

Item  2.  Properties

As  of  December  31,  2002,  our  facilities  were  as  follows:


         Description                                              Square Feet     Location               Lease Expiration
         -----------                                              -----------     --------               ----------------
Corporate headquarters. . . . . . . . . . . . . . . . . . . . .     10,257     Glen Ellyn, IL              October 2003
Hong Kong office. . . . . . . . . . . . . . . . . . . . . . . .     10,296     Kowloon, Hong Kong          July 2004
Racing Champions South, Inc. office . . . . . . . . . . . . . .      6,864     Charlotte, NC               April 2007
RC Ertl, Inc. office and warehouse. . . . . . . . . . . . . . .    328,000     Dyersville, IA              Owned
RC Ertl, Inc. warehouse . . . . . . . . . . . . . . . . . . . .    166,000     Dyersville, IA              Owned
Racing Champions International Limited office . . . . . . . . .      5,419     Exeter, United Kingdom      October 2013
Racing Champions International Limited warehouse(1) . . . . . .     71,026     Nottingham, United Kingdom  September 2004
Racing Industrial Zone office, warehouse, quarters and storage.     78,840     Dongguan City, China        March 2004
Green's Racing Souvenirs, Inc. office and warehouse . . . . . .     20,000     South Boston, VA            December 2004
____________________

(1) The Nottingham warehouse has been sublet and is no longer used in our operations. U.K. distribution activities have been contracted to an independent warehouse.


Item  3.  Legal  Proceedings

In March 2003, we participated in an industry settlement of a number of class action lawsuits including the class action lawsuit originally filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et
                                            ------------------------------------
al.  Our  portion  of  the  settlement amount was approximately $204,000 and was
--
provided for in the accompanying consolidated balance sheet as of December 31, 2002.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                      Part  II


Item  5.     Market  for  Registrant's  Common  Equity  and  Related Stockholder
Matters

Our common stock has traded on the Nasdaq National Market under the symbol "RACN" since March 4, 2002. From May 8, 2000 to March 3, 2002, our common stock traded on the Nasdaq SmallCap Market. Prior to May 8, 2000, the common stock traded on the Nasdaq National Market. The following table sets forth the high and low closing sale prices for the common stock as reported by the Nasdaq for the periods indicated.


2001:                  High     Low
                       ----     ---
First Quarter . . .   $ 3.31  $ 1.00
Second Quarter. . .     5.20    2.40
Third Quarter . . .     7.50    4.15
Fourth Quarter. . .    12.95    4.53

2002:                  High     Low
                       ----     ---
First Quarter . . .   $20.31  $12.00
Second Quarter. . .    22.44   16.75
Third Quarter . . .    21.50   14.96
Fourth Quarter. . .    16.81   12.41


As of December 31, 2002, there were approximately 139 holders of record of our common stock. We believe the number of beneficial owners of our common stock on that date was substantially greater.

We have not paid any cash dividends on our common stock. We intend to retain any earnings for use in the operation and expansion of our business, and therefore, do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement contains a provision restricting our ability to pay dividends.

Item  6.  Selected  Financial  Data

The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements and the notes to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of earnings data for the years ended December 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002 are derived from our audited financial statements included elsewhere herein. The consolidated statement of earnings data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited financial statements which are not included herein.


(In  thousands,  except  per  share  data)
                                                             Year  Ended  December  31,
                                                      ---------------------------------------------
                                                      1998      1999       2000      2001      2002
                                                      ----      ----       ----      ----      ----
Consolidated Statements of Earnings:
Net sales. . . . . . . . . . . . . . . . . . . . .  $156,464  $231,360   $214,806  $203,248  $213,456
Cost of sales(1) . . . . . . . . . . . . . . . . .    70,850   132,683    116,328    99,481   102,763
                                                    --------  --------   --------  --------  ---------
  Gross profit . . . . . . . . . . . . . . . . . .    85,614    98,677     98,478   103,767   110,693
Selling, general and administrative expenses(1)(2)    54,302    79,762     71,636    67,853    68,769
Other charges(3) . . . . . . . . . . . . . . . . .     5,526     6,400          -         -         -
Amortization of goodwill . . . . . . . . . . . . .     2,663     3,543      3,795     3,376         -
                                                    --------  --------   --------  --------  ---------
  Operating income . . . . . . . . . . . . . . . .    23,123     8,972     23,047    32,538    41,924
Interest expense, net. . . . . . . . . . . . . . .     2,751     7,650     11,375     6,470     1,835
Other expense (income) . . . . . . . . . . . . . .       400      (105)       662       277      (603)
                                                    --------  --------   --------  --------  ---------
  Income before income taxes . . . . . . . . . . .    19,972     1,427     11,010    25,791    40,692
Income tax expense . . . . . . . . . . . . . . . .     8,231       892      5,120    10,668    15,947
                                                    --------  --------   --------  --------  ---------
  Net income from continuing operations
    before extraordinary item. . . . . . . . . . .  $ 11,741  $    535   $  5,890  $ 15,123  $ 24,745
Net income from continuing operations
  before extraordinary item per share:
  Basic. . . . . . . . . . . . . . . . . . . . . .  $   0.73  $   0.03   $   0.40  $   1.03  $   1.55
  Diluted. . . . . . . . . . . . . . . . . . . . .      0.71      0.03       0.39      1.00      1.47
Weighted average shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . . . .    15,982    16,249     14,827    14,663    15,981
  Diluted. . . . . . . . . . . . . . . . . . . . .    16,426    16,588     15,085    15,159    16,829





(In  thousands)
                                                 As  of  December  31,
                                    --------------------------------------------
                                    1998      1999      2000      2001      2002
                                    ----      ----      ----      ----      ----
Consolidated Balance Sheet Data:
  Working capital. . . . . . . .  $  9,420  $ 39,028  $ 38,955  $ 26,392  $ 49,540
  Total assets . . . . . . . . .   160,504   276,282   251,907   235,523   236,287
  Total debt . . . . . . . . . .    34,000   123,000    97,000    62,000     8,000
  Total stockholders' equity . .   102,582   101,848   104,196   118,099   170,881


(1) Depreciation expense was approximately $3.3 million, $7.5 million, $9.6 million, $9.2 million and $9.1 million for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, respectively.

(2) Selling, general and administrative expenses for 2000 include a charge of $2.5 million related to minimum guaranteed royalty payments on NASCAR-related licensing agreements, which exceeded royalties earned on product sales.

(3) Other charges include $5.5 million in merger-related costs for the year ended December 31, 1998 in connection with the acquisition of Wheels Sports Group, Inc. and $6.4 million in restructuring and other charges for the year ended December 31, 1999 in connection with the integration of The Ertl Company, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading producer and marketer of collectibles and toys targeted at adult collectors and children. Our products are marketed through multiple channels of distribution and are available at more than 20,000 retail outlets located in North America, Europe and Asia Pacific. Our product categories include (i) automotive, high performance and racing vehicle replicas; (ii) agricultural, construction and outdoor sports vehicle replicas; (iii) pre-teen vehicles and role play activity toys; (iv) sports trading cards and racing apparel and souvenirs; and (v) collectible figures. We market virtually all of our products under licenses from other parties, and we are currently party to approximately 600 license agreements.

Corporate History. Since our inception in 1989, we have capitalized on the popularity of themed collectibles and toys. We became well-known in the early 1990s for our officially licensed collectible die-cast replicas of popular race cars. We capitalized on our status as a pioneer of this market to become a leading producer of other automotive die-cast replicas. These products were primarily sold in the mass retailer channel under our Racing Champions brand.

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

In June 1998, we acquired Wheels Sports Group, Inc. (subsequently renamed Racing Champions South, Inc.) for 2.7 million shares of our common stock. This transaction was accounted for as a pooling of interests. All financial information is presented as if this transaction had been effected as of the beginning of the earliest reporting period. The purchase of Wheel Sports Group built upon our strength in the racing segment by expanding our product lines to include collectible sports trading cards, souvenirs and apparel.

In April 1999, we acquired The Ertl Company, Inc. for approximately $94.6 million in cash. This transaction was accounted for using the purchase method, and accordingly, the operating results of Ertl have been included in our consolidated financial statements since the date of the acquisition. Ertl is a premier producer and marketer of collectibles and toys focused on agricultural and heavy equipment die-cast vehicle replicas, classic and high performance die-cast vehicle replicas, custom imprint die-cast vehicle replicas, preschool toys, collectible figures and hobby model kits. The combination dynamically transformed us into the company now known as Racing Champions Ertl.

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

In 2001, we realized significant benefits from the integration, which reduced Ertl's inventory and resulted in increased profitability and cash flow. Our gross margins increased from 42.7% in 1999 to 51.9% in 2002, and our selling, general and administrative expenses declined 13.8%, from $79.8 million in 1999 to $68.8 million in 2002. From our highest debt level after the Ertl acquisition closed, we have reduced our bank debt by $138.3 million to $8.0 million as of December 31, 2002 through our integration initiatives and active working capital management.

On March 4, 2003, we acquired Learning Curve, with an effective date of February 28, 2003, for 666,667 shares of our common stock and approximately $106.7 million of cash, less debt and capital lease obligations, including $12.0 million in escrow to secure Learning Curve's indemnification obligations under the merger agreement. The purchase price is subject to a post-closing working capital adjustment and to the payment by the Company of additional consideration of up to $6.5 million based on sales and margin targets for the Learning Curve product lines in 2003. This transaction was accounted for under the purchase method, and accordingly, the operating results of Learning Curve will be included in our consolidated financial statements from the effective date of the acquisition beginning in the quarter ending March 31, 2003. Learning Curve develops and markets a variety of high-quality, award-winning traditional children's toys for every stage of childhood from birth through age eight. Its product lines include Thomas & Friends Wooden Railway, the top selling brand of expandable wooden toy railway systems in the United States, and the recently introduced Take Along Thomas die-cast train series and playsets. Other products include Lamaze infant toys, Madeline dolls and accessories, Eden(R) plush, Feltkids(R) activity boards and Lionel battery-powered train systems. The Company financed its acquisition of Learning Curve by drawing down $110.0 million from a new $140.0 million credit facility. (See "Liquidity and Capital Resources.")

Sales. Our sales are primarily derived from the sale of collectibles and toys and are recognized upon transfer of title of product to our customers. We market our products through a variety of distribution channels including mass retailers, specialty and hobby wholesalers and retailers, OEM dealers, corporate promotional accounts and direct to consumers. For the years ended December 31, 2000, 2001 and 2002, sales to mass retailers comprised 41.2%, 40.8% and 37.5%, respectively, of our net sales.

Our products are marketed and distributed in North America, Europe and Asia Pacific. International sales constituted less than 10% of our net sales for each of the last three years. We expect international sales to increase over the next several years as we expand our geographic reach. Our net sales have not been materially impacted by foreign currency fluctuations.

We derive a significant portion of our sales from some of the world's largest retailers and OEM dealers. Our top five customers accounted for 37.4%, 39.0% and 35.5% of our net sales in 2000, 2001 and 2002, respectively. The John Deere dealer network and Wal-Mart, our largest customers, accounted for 15.0% and 11.8% of our net sales in 2002, respectively. Other than the John Deere dealer network and Wal-Mart, no other customer accounted for more than 10% of our net sales in 2000, 2001 or 2002.

We provide certain customers the option to take delivery of our products either in the United States or United Kingdom with credit terms ranging from 30 to 120 days or directly in China with payment made by irrevocable letter of credit or wire transfer. Since direct sales from China reduce our distribution and administrative costs, we generally grant price discounts of 15.0% to 25.0% on these sales, which results in lower gross profit margins for these sales compared to sales related to shipments from the United States or United Kingdom. Therefore, annual fluctuations in the mix of products shipped in the United
States or United Kingdom vs. products delivered in China will affect year-to-year comparability of net sales and gross profit margins. However, we believe that our operating income margin is comparable for products delivered in China vs. products shipped in the United States or United Kingdom due to the elimination of distribution and certain administrative costs. For the years ended December 31, 2000, 2001 and 2002, direct sales from China constituted 13.2%, 9.8% and 11.1%, respectively, of our net sales.

We do not sell our products on consignment and ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Returns and allowances on an annual basis have ranged from 3.0% to 8.5% of net sales over the last three years.

Expenses. Cost of sales primarily consists of purchases of finished products, which accounted for 81.4%, 80.1 % and 80.1% of our cost of sales in 2000, 2001 and 2002, respectively. The remainder of our cost of sales includes tooling depreciation, freight-in from suppliers and concept and design expenses. Substantially all of our purchases of finished products are denominated in Hong Kong dollars, and therefore, subject to currency fluctuations. Historically, we have not incurred substantial expense due to currency fluctuations because the Hong Kong government has maintained a policy of linking the Hong Kong dollar and U.S. dollar since 1983.

Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing expenses, freight-out to customers and sales commissions. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. In 2002, aggregate royalties by product ranged from approximately 2% to 20% of our selling price. Royalty expense for 2002 was approximately 8.8% of our net sales. Sales commissions ranged from approximately 3% to 10% of the net sales price and are paid quarterly to our external sales representative organizations. In 2002, sales subject to commissions represented 35.4% of our net sales, and sales commission expense was 1.6% of our net sales.

Seasonality. We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 58.3% of our net sales over the three years ended December 31, 2002 were generated in the second half of the year. As a result, our investment in working capital, mainly inventory and accounts receivable, is generally highest during the fourth quarter and lowest during the first quarter.


Results  of  Operations

(In  thousands,  except  per  share  data)

                                                                Year  Ended  December  31,
                                                      ---------------------------------------------
                                                      2000                  2001               2002
                                                  -----------            ---------         -------------
                                                Amount    Percent    Amount   Percent    Amount    Percent
                                                ------    -------    ------   -------    ------    -------
Net sales . . . . . . . . . . . . . . . . . .  $214,806     100.0%  $203,248    100.0%  $213,456     100.0%
Cost of sales . . . . . . . . . . . . . . . .   116,328      54.2     99,481     48.9    102,763      48.1
                                               --------     ------  --------    ------  --------     ------
  Gross profit. . . . . . . . . . . . . . . .    98,478      45.8    103,767     51.1    110,693      51.9
Selling, general and administrative expenses.    71,636      33.3     67,853     33.4     68,769      32.2
Amortization of goodwill. . . . . . . . . . .     3,795       1.8      3,376      1.7          -         -
                                               --------     ------  --------    ------  --------     ------
  Operating income. . . . . . . . . . . . . .    23,047      10.7     32,538     16.0     41,924      19.7
Interest expense, net . . . . . . . . . . . .    11,375       5.3      6,470      3.2      1,835       0.9
Other expense (income). . . . . . . . . . . .       662       0.3        277      0.1       (603)     (0.3)
                                               --------     ------  --------    ------  --------     ------
  Income before income taxes. . . . . . . . .    11,010       5.1     25,791     12.7     40,692      19.1
Income tax expense. . . . . . . . . . . . . .     5,120       2.4     10,668      5.2     15,947       7.5
                                               --------     ------  --------    ------  --------     ------
  Net income. . . . . . . . . . . . . . . . .  $  5,890       2.7   $ 15,123      7.5   $ 24,745      11.6

Net income per share:
  Basic . . . . . . . . . . . . . . . . . . .  $   0.40             $   1.03            $   1.55
  Diluted . . . . . . . . . . . . . . . . . .      0.39                 1.00                1.47
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . .    14,827               14,663              15,981
  Diluted . . . . . . . . . . . . . . . . . .    15,085               15,159              16,829

Year  Ended  December  31,  2002  Compared  to  Year  Ended  December  31,  2001

Net Sales. Net sales increased $10.3 million, or 5.1%, to $213.5 million for 2002 from $203.2 million for 2001. Approximately $7.9 million of this $10.3 million increase was due to net sales in our six new product lines. All five of our product categories experienced sales growth year over year. Net sales in our sports trading cards and racing apparel and souvenirs category increased approximately 19.0%, primarily driven by our racing apparel programs. Net sales in our collectible figures category were up approximately 31.1%, primarily driven by the introduction of our JoyRide Studios collectible figures and vehicles. Net sales in our agricultural, construction and outdoor sports vehicle replicas category were up approximately 2.9%, primarily driven by our precision and collector-type product lines sold primarily through OEM dealers. Net sales in our pre-teen vehicles and role play activity toys category increased approximately 3.4% year over year, driven by our new product introductions as well as our ride-ons and classic licensed products like Scooby Doo. Net sales in our automotive, high performance and racing vehicle replicas category increased approximately 1.1%.

Gross Profit. Gross profit increased $6.9 million, or 6.6%, to $110.7 million for 2002 from $103.8 million for 2001. The gross profit margin increased to 51.9% in 2002 from 51.1% in 2001. The increase in the gross profit margin was due to higher sales volume and a more favorable mix of higher margin product sales. There were no major changes in the components of cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 1.3%, to $68.8 million for 2002 from $67.9 million for 2001. However, as a percentage of net sales, selling, general and administrative expenses decreased to 32.2% for 2002 from 33.4% for 2001, as a result of continuous expenditure control and leveraging our fixed costs over higher volume. Also included in selling, general and administrative expenses in 2001 is an adjustment to reduce the Company's estimate of its pension funding liability of approximately $613,000 based on an updated actuarial valuation.

Operating Income. Operating income increased $9.4 million, or 28.9%, to $41.9 million for 2002 from $32.5 million for 2001. As a percentage of net sales, operating income increased to 19.6% for 2002 from 16.0% for 2001.

Net Interest Expense. Net interest expense of $1.8 million for 2002 and $6.5 million for 2001 related primarily to bank term loans and a line of credit. The decrease in net interest expense was due to the reduction in average outstanding debt balances and the decrease in interest rates. Additionally, a benefit of approximately $542,000 and a charge of approximately $457,000 were recorded in interest expense related to the change in fair value of the Company's interest rate collar during 2002 and 2001, respectively. In 2002 and 2001, the Company paid approximately, $548,000 and $241,000, respectively, on the interest rate collar agreement, which is also included in interest expense. In conjunction with the closing of the Company's public offering in April 2002, the Company refinanced its debt by entering into a three-year $50.0 million unsecured revolving credit facility. In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of the FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." During the second quarter of 2002, the Company elected early adoption of this Statement and accordingly included approximately $545,000 in financing fees related to the Company's previous credit facility in interest expense. In addition, in connection with the refinancing of the Company's credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility, which is also included in interest expense for 2002.

Income Tax. Income tax expense for 2002 and 2001 included provisions for federal, state and foreign income taxes at an effective rate of 39.2% and 41.4%, respectively. The reduction in the effective income tax rate is a result of a lower effective state income tax rate coupled with the cessation of amortization of non-deductible goodwill resulting from the adoption of SFAS No. 142.

Year  Ended  December  31,  2001  Compared  to  Year  Ended  December  31,  2000

Net Sales. Net sales decreased $11.6 million, or 5.4%, to $203.2 million for 2001 from $214.8 million for 2000. Approximately $7.4 million of this $11.6 million decrease was due to fewer net sales of low margin liquidation items. Net sales in our automotive, high performance and racing vehicle replica category decreased 18.4%. Net sales in our agricultural, construction and outdoor sports vehicle replica category decreased 15.4%. The decreased net sales in these categories were primarily due to fewer inventory liquidations, a focused effort on SKU reduction and the timing of new releases in 2001. These decreases were partially offset by increased net sales of sports trading cards and racing apparel and souvenirs, which increased 48.8%, due to additional trading card releases in 2001 vs. 2000, as well as increased net sales of our apparel and souvenirs at trackside events. Net sales in the pre-teen vehicles and role play activity toys category also increased by 23.9%, primarily due to the introduction of new John Deere ride-ons and the Little Muscle product line. Net sales in the collectible figures category increased 22.3%, due to the introduction of Outdoor Sportsman collectible figures and increased net sales of our W. Britain collectible metal figures.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.7 million, or 5.2%, to $67.9 million for 2001 from $71.6 million for 2000. The decrease was due, in part, to the realization of a full year's benefit from the integration of Ertl and improved control of discretionary expenditures, but it was also impacted by the lower sales volume in 2001. In addition, selling, general and administrative expenses for 2000 included a $2.5 million charge related to minimum guaranteed royalty payments on NASCAR-related license agreements, which exceeded royalties earned on product sales. As a percentage of net sales, selling, general and administrative expenses remained relatively constant at 33.4% for 2001 and 33.3% for 2000.

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

Income Tax. Income tax expense for 2001 and 2000 included provisions for federal, state and foreign income taxes at an effective rate of 41.4% and 46.5%, respectively. The reduction in the effective income tax rate is a result of a lower effective foreign tax rate coupled with generating higher income before income taxes while nondeductible items remained comparable.

Liquidity  and  Capital  Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility. Our operating activities generated cash of approximately $34.0 million in 2002, $45.0 million in 2001 and $38.6 million in 2000. Net cash provided by operating activities for 2002 decreased primarily due to increased investments in inventory and higher levels of prepaid taxes.

Net cash used in investing activities was $8.9 million in 2002 compared to $6.5 million in 2001. The increase in 2002 was primarily attributable to capital expenditures of $9.5 million in 2002 as compared to $6.5 million in 2001. Capital expenditures for molds and tooling for 2002 and 2001 were $5.7 million and $5.2 million, respectively.

Net cash used in financing activities was $25.3 million in 2002 as compared to $35.2 million in 2001. In 2002, we made net payments of $54.0 million on our bank borrowings, utilizing $24.0 million in cash proceeds from our public offering in April 2002 and cash from operations.

We believe that our cash flow from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs for 2003. Working capital financing requirements are usually highest during the third and fourth quarters due to seasonal increases in demand for our collectibles and toys. In addition, we expect that capital expenditures during 2003, principally for molds and tooling, will be approximately $12.0 million. Although operating activities are expected to provide sufficient cash, any significant future product or property acquisitions, including up-front licensing payments, may require additional debt or equity financing.

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a new credit facility in April 2002 to replace its previous credit facility. The credit facility is a three-year $50.0 million unsecured revolving loan that bears interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization). At December 31, 2002, the margin in effect was 0.75% for LIBOR loans and the rate was 2.17%. The Company is also required to pay a commitment fee on the average unused revolver of 0.20% to 0.30%, determined by the ratio of consolidated debt to consolidated EBITDA. At December 31, 2002, the commitment fee was 0.20% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, incurring additional debt, entering into an acquisition, sale or merger transaction above certain levels and repurchasing stock in excess of certain levels. The key financial covenants include leverage and interest coverage ratios. At December 31, 2002, the amount outstanding under this facility was $8.0 million, and the Company was in compliance with all covenants.

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and a floor of 5.09%. The agreement, which had quarterly settlement dates, was in effect through June 3, 2002. During 2001 and 2002, the Company paid $0.2 million and $0.5 million, respectively, on the agreement, which is included in interest expense on the accompanying consolidated statements of earnings.

Our Hong Kong subsidiary has a credit agreement with a bank that provides for a line of credit of up to $2.0 million. Amounts borrowed under this line of credit bear interest at the bank's prime rate or prevailing funding cost, whichever is greater, and are cross-guaranteed by the Company. As of December 31, 2002 and 2001 there were no outstanding borrowings under this line of credit.

The Company's United Kingdom subsidiary has a line of credit with a bank for $1.0 million. Amounts borrowed under this line of credit bear interest at 1.00% over the bank's base rate, and the line of credit is subject to a letter of guarantee given by the Company for $0.8 million. At December 31, 2002 and 2001, there were no amounts outstanding on the line of credit.

Upon the closing of the acquisition of Learning Curve on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its April 2002 credit facility. The credit facility is comprised of a $60.0 million term loan and a $80 million revolving loan. Thirty million dollars of the term loan has a fixed interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.75%. The applicable margin is based on the Company's ratio of consolidated debt to EBITDA. Upon closing, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of the credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 4, 2003, the Company had $110.0 million outstanding on this credit facility.

Critical  Accounting  Policies  and  Estimates

The Company makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

Allowance for Doubtful Accounts. The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their net realizable value and is disclosed on the face of the accompanying balance sheets. The Company's allowance is based on management's assessment of the business environment, customers' financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company has purchased credit insurance that covers a portion of its receivables from major customers. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Inventory. Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence and is stated at lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value. Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. The Company's management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings. Changes in public and consumer preferences and demand for product or changes in the customer's buying patterns and inventory management could impact the inventory valuation.

Impairment of Long-lived Assets and Goodwill. Long-lived assets have been reviewed for impairment based on SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Goodwill has been reviewed for impairment based on SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. (See discussion under "Recently Issued Accounting Pronouncements" regarding SFAS No. 144, which supercedes SFAS No. 121.)

Income Taxes. The Company records current and deferred income tax liabilities. In determining the required liability, management considers certain tax exposures and all available evidence. However, if the available evidence were to change in the future, an adjustment to the tax-related balances may be required.

Accrued Allowances. The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued throughout the year, as sales are recorded. The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates.

Accrued Royalties. Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period as well as management estimates for additional royalty exposures. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. Royalty expense is included in selling, general and administrative expenses on the consolidated statements of earnings.

Recently  Issued  Accounting  Pronouncements

On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized, over their useful lives. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill had been amortized over 40 years on a straight-line basis through December 31, 2001. Approximately $88.7 million of our goodwill is tax deductible over 15 years. Amortization expense relating to goodwill for the years ended December 31, 2000 and 2001 was approximately $3.8 million and $3.4 million, respectively. Accumulated amortization was $16.6 million at December 31, 2001 and 2002. As of December 31, 2002, goodwill, net of accumulated amortization, is approximately $119.2 million. The Company has completed its transitional impairment test as of January 1, 2002 and its annual goodwill impairment test as of October 1, 2002, both of which resulted in no goodwill impairment. The following pro forma financial information reflects net income and basic and diluted earnings per share as if goodwill was not subject to amortization for the years ended December 31, 2000 and 2001.



(In  thousands,  except  per  share  data)
                                                       Year  ended          Year  ended
                                                    December 31, 2000   December 31, 2001
                                                    -----------------   -----------------
Reported net income. . . . . . . . . . . . . . . .       $ 5,891             $15,123
Add back: Goodwill amortization, net of income tax         2,800               2,487
                                                         -------             -------
Adjusted net income. . . . . . . . . . . . . . . .       $ 8,691             $17,610

Basic net income per share:
Reported net income per share. . . . . . . . . . .       $  0.40             $  1.03
Goodwill amortization per share. . . . . . . . . .          0.19                0.17
                                                         -------             -------
Adjusted net income per share. . . . . . . . . . .       $  0.59             $  1.20

Diluted net income per share:
Reported net income per share. . . . . . . . . . .       $  0.39             $  1.00
Goodwill amortization per share. . . . . . . . . .          0.19                0.16
                                                         -------             -------
Adjusted net income per share. . . . . . . . . . .       $  0.58             $  1.16


In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 creates a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether included in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. There was no impact on the Company upon adoption.


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." During the second quarter, the Company elected early adoption of this Statement and accordingly included approximately $545,000 of deferred financing fees related to the Company's previous credit facility in interest expense in the accompanying statements of earnings. In addition, in connection with the refinancing of the Company's credit facility in April 2002, the Company incurred approximately $284,000 in financing fees on the new credit facility, which was also included in interest expense for the second quarter of 2002.


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The statement is effective for restructuring activities that are initiated after December 31, 2002. There was no impact on the Company upon adoption.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has complied with the new disclosure requirements by moving its disclosure of the effects on reported net income with respect to stock-based employee compensation to the accounting policy note (Note 3 to the accompanying consolidated financial statements) and will comply with quarterly disclosure requirements beginning with the first quarter of 2003.

Item  7A.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and a floor of 5.09%. The agreement, which had quarterly settlement dates, expired on June 3, 2002. For the years ended December 31, 2001 and 2002, the Company paid approximately $241,000 and $548,000, respectively, which is included in interest expense on the accompanying consolidated statements of income. Additionally, a charge of approximately $457,000 and a benefit of approximately $542,000 were recorded in interest expense related to the change in fair value of the Company's interest rate collar during the years ended December 31, 2001 and 2002, respectively.

Based on the Company's interest rate exposure on variable rate borrowings at March 4, 2003, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $67,000 per month.

Item  8.  Financial  Statements  and  Supplementary  Data

Financial  Statements

Our consolidated financial statements and notes thereto are filed under this item beginning on page F-1 of this report.

Quarterly  Results  of  Operations

The following tables set forth our unaudited quarterly results of operations for 2001 and 2002. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for any future period.


(In  thousands,  except  per  share  data)
                                                          Fiscal  Year  2002
                                                ------------------------------------
                                                  Q1        Q2        Q3        Q4
                                                ------    ------    ------    ------
Net sales . . . . . . . . . . . . . . . . . .  $40,776   $47,746   $70,944   $53,990
Cost of sales . . . . . . . . . . . . . . . .   20,479    22,080    33,450    26,754
                                               --------  --------  --------  --------
  Gross profit. . . . . . . . . . . . . . . .   20,297    25,666    37,494    27,236
Selling, general and administrative expenses.   15,265    16,546    20,831    16,127
                                               --------  --------  --------  --------
  Operating income. . . . . . . . . . . . . .    5,032     9,120    16,663    11,109
Interest expense, net . . . . . . . . . . . .      645     1,010       194       (14)
Other expense (income). . . . . . . . . . . .     (360)     (148)      (53)      (42)
                                               --------  --------  --------  --------
  Income before income taxes. . . . . . . . .    4,747     8,258    16,522    11,165
Income tax expense. . . . . . . . . . . . . .    1,899     3,303     6,609     4,136
                                               --------  --------  --------  --------
  Net income. . . . . . . . . . . . . . . . .  $ 2,848   $ 4,955   $ 9,913   $ 7,029
Net income per share:
  Basic . . . . . . . . . . . . . . . . . . .  $  0.19   $  0.30   $  0.60   $  0.43
  Diluted . . . . . . . . . . . . . . . . . .     0.18      0.29      0.58      0.41
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . .   14,625    16,347    16,460    16,463
  Diluted . . . . . . . . . . . . . . . . . .   15,700    17,291    17,234    17,103



(In  thousands,  except  per  share  data)
                                                          Fiscal  Year  2001
                                                 -----------------------------------
                                                   Q1        Q2        Q3       Q4
                                                 ------    -----     ------   ------
Net sales . . . . . . . . . . . . . . . . . . .  $36,456   $43,077  $65,819   $57,896
Cost of sales . . . . . . . . . . . . . . . . .   19,201    20,042   30,837    29,401
                                                 --------  -------  --------  -------
  Gross profit. . . . . . . . . . . . . . . . .   17,255    23,035   34,982    28,495
Selling, general and administrative expenses(1)   12,917    16,353   20,434    18,149
Amortization of goodwill. . . . . . . . . . . .      851       851      830       844
                                                 --------  -------  --------  -------
  Operating income. . . . . . . . . . . . . . .    3,487     5,831   13,718     9,502
Interest expense, net . . . . . . . . . . . . .    2,243     1,677    1,571       979
Other expense (income). . . . . . . . . . . . .      (23)      489     (486)      297
                                                 --------  -------  --------  -------
  Income before income taxes. . . . . . . . . .    1,267     3,665   12,633     8,226
Income tax expense. . . . . . . . . . . . . . .      532     1,539    5,306     3,291
                                                 --------  -------  --------  -------
  Net income. . . . . . . . . . . . . . . . . .  $   735   $ 2,126  $ 7,327   $ 4,935
Net income per share:
  Basic . . . . . . . . . . . . . . . . . . . .  $  0.05   $  0.14  $  0.50   $  0.34
  Diluted . . . . . . . . . . . . . . . . . . .     0.05      0.14     0.48      0.32
Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . .   14,669    14,686   14,682    14,615
  Diluted . . . . . . . . . . . . . . . . . . .   15,023    15,121   15,216    15,265


(1)  Selling,  general  and  administrative  expenses  for  the first quarter of 2001 include an adjustment of approximately $613,000 to reduce our estimate of our pension funding  liability based on a recent actuarial valuation. This adjustment resulted in income  after  taxes  of  approximately  $356,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not  applicable.


                                   Part  III

Item  10.     Directors  and  Executive  Officers  of  the  Registrant

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2003.

Item  11.  Executive  Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2003.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under "Security Ownership" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2003.

Equity  Compensation  Plan  Information

The following table summarizes share information, as of December 31, 2002, for the Company's equity compensation plans, including the Racing Champions Ertl Corporation Stock Incentive Plan, the Racing Champions Ertl Corporation Employee Stock Purchase Plan, the Racing Champions, Inc. 1996 Key Employees Stock Option Plan and the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan. All of these plans have been approved by the Company's stockholders, other than the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan, which was approved by Wheels Sports Group's stockholders and assumed by the Company following its acquisition of Wheels Sports Group in 1998.


                                        Number  of                                     Number  of
                                    common shares to be                              common  shares
                                    issued upon exercise     Weighted-average     available for future
                                      of  outstanding        exercise price of        issuance  under
                                         options,           outstanding options,         equity
Plan Category                       warrants and rights     warrants and rights   compensation plans
-------------                       -------------------     --------------------  --------------------
Equity compensation plans approved
  by stockholders. . . . . . . . .         1,593,255             $   6.17             956,847

Equity compensation plans not
  approved by stockholders . . . .                 -                    -                   -
                                           ---------             --------             -------
Total. . . . . . . . . . . . . . .         1,593,255             $   6.17             956,847

Item  13.  Certain  Relationships  and  Related  Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the discussions under "Executive Compensation-Employment Agreements" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2003.


Item  14.  Controls  and  Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


                                    Part  IV

Item  15.  Exhibits,  Financial  Statement  Schedules  and  Reports  on Form 8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:

1.  Financial  Statements

     The following consolidated financial statements of the Company are included in Item 8 of this report:

     Reports  of  Independent  Auditors

     Consolidated  Balance  Sheets  as  of  December  31,  2001  and  2002

     Consolidated  Statements of Earnings for the years ended December 31, 2000,
          2001  and  2002

     Consolidated  Statements  of  Stockholders'  Equity  for  the  years  ended
          December  31,  2000,  2001  and  2002

     Consolidated  Statements  of  Cash  Flows  for the years ended December 31,
          2000,  2001  and  2002

     Notes  to  Consolidated  Financial  Statements

2.  Financial  Statement  Schedules

     Reports  of  Independent  Auditors

     Financial Statement Schedule for the years ended December 31, 2000, 2001 and 2002:

     Schedule
      Number                 Description                    Page

       II             Valuation  and  Qualifying             34
                      Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

 3.  Exhibits

2.1 Agreement and Plan of Merger, dated as of February 3, 2003, among the Company, RBVD Sub I Inc., Racing Champions Worldwide Limited, Racing Champions Limited and Learning Curve International, Inc. [incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on March 18, 2003 (File No. 0-22635)].

3.1 Amended and Restated Certificate of Incorporation of the Company [incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)].

3.2 First Amendment to Amended and Restated Certificate of Incorporation of the Company [incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)].

3.3 Certificate of Ownership and Merger changing the Company's name to Racing Champions Ertl Corporation [incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)].

3.4  Amended  and  Restated By-Laws of the Company [incorporated by reference to
     Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)].

10.1 Credit Agreement, dated as of April 3, 2002, among Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, the guarantors from time to time parties thereto, the lenders from time to time parties thereto, and Harris Trust and Savings Bank, as administrative agent [incorporated by reference to Exhibit 10.1 of the Company's Quarterly
     Report  on  Form  10-Q  for  the  quarter  ended  March  31, 2002 (File No.
     0-22635)].

10.2* Employment Agreement, dated as of April 30, 2001, between Racing Champions
     Corporation and Robert E. Dods [incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22635)].

10.3* Employment Agreement, dated as of April 30, 2001, between Racing Champions
     Corporation and Boyd L. Meyer [incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22635)].

10.4* Employment Agreement, dated as of April 30, 2001, between Racing Champions
     Limited and Peter K.K. Chung [incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22635)].

10.5*  Employment  Agreement, dated as of July 29, 2002, between the Company and
     Curtis W. Stoelting [incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

10.6*  Employment  Agreement, dated as of July 29, 2002, between the Company and
     Peter J. Henseler [incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

10.7*  Employment  Agreement, dated as of July 29, 2002, between the Company and
     Jody L. Taylor [incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

10.8*  Racing  Champions  Corporation  1996  Key  Employees  Stock  Option  Plan
     [incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-22493) filed with the Commission on February 27, 1997].

10.9*  Racing  Champions  Corporation  Stock  Incentive  Plan,  as  amended
     [incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

10.10* Wheels Sports Group, Inc. 1996 Omnibus Stock Plan [incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)].

10.11* Racing Champions Ertl Corporation Employee Stock Purchase Plan, as amended [incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

21   Subsidiaries  of  the  Company

23.1 Consent  of  KPMG  LLP

23.2 Consent  of  Ernst  &  Young  LLP

23.3 Information  regarding  Arthur  Andersen  LLP

24   Power  of  Attorney  (included  as  part  of  the  signature  page  hereof)

-----------------

*  Management  contract  or  compensatory  plan  or  arrangement.

(b)  Reports  on  Form  8-K

      The Company did not file any reports on Form 8-K for the three months ended December 31, 2002.

(c)  Exhibits

      The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial  statement  schedules

      The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  27,  2003                    RACING  CHAMPIONS  ERTL  CORPORATION

                                           By  /s/  Curtis  W.  Stoelting
                                              ---------------------------------
                                                Curtis  W.  Stoelting,
                                                Chief  Executive  Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Robert E. Dods        Chairman of the Board and               March 27, 2003
Robert E. Dods            Director

/s/ Boyd L. Meyer         Vice Chairman and Director              March 27, 2003
Boyd L. Meyer

/s/ Curtis W. Stoelting   Chief Executive Officer and             March 27, 2003
Curtis W. Stoelting       Director (Principal Executive Officer)

/s/ Peter J. Henseler     President and Director                  March 27, 2003
Peter J. Henseler

/s/ Jody L. Taylor        Chief Financial Officer and             March 27, 2003
Jody L. Taylor            Secretary (Principal Financial and
                          Accounting Officer)

/s/ Peter K.K. Chung      Director                                March 27, 2003
Peter K.K. Chung

/s/ Paul E. Purcell       Director                                March 27, 2003
Paul E. Purcell

/s/ John S. Bakalar       Director                                March 27, 2003
John S. Bakalar

/s/ John J. Vosicky       Director                                March 27, 2003
John J. Vosicky

/s/ Daniel M. Wright      Director                                March 27, 2003
Daniel M. Wright

                                 CERTIFICATIONS

I, Curtis W. Stoelting, Chief Executive Officer of Racing Champions Ertl Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Racing Champions Ertl Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March  27,  2003
                                                 /s/  Curtis  W.  Stoelting
                                                 ------------------------------
                                                 Curtis  W.  Stoelting
                                                 Chief  Executive  Officer

I, Jody L. Taylor, Chief Financial Officer of Racing Champions Ertl Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Racing Champions Ertl Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March  27,  2003

                                                 /s/  Jody  L.  Taylor
                                                 ------------------------------
                                                 Jody  L.  Taylor
                                                 Chief  Financial  Officer

                         REPORT OF INDEPENDENT AUDITORS

The  Board  of  Directors  and  Stockholders
Racing  Champions  Ertl  Corporation  and  subsidiaries:

Under date of February 19, 2003, we reported on the consolidated balance sheets of Racing Champions Ertl Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts as of December 31, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report on the consolidated financial statements refers to our audit of the disclosures that were added to revise the 2001 and 2000 consolidated financial statements, as more fully described in note 3 to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements other than with respect to such disclosures.


/s/ KPMG LLP

KPMG  LLP
Chicago,  Illinois
February  19,  2003



Schedule  II


                                      Description
                            Valuation  and  Qualifying  Accounts

                                    Balance at    Charged to    Charged to
                                   Beginning of    Costs and      Other                   Balance at
Description                            Year        Expenses      Accounts    Deductions   End of Year
-----------                        ------------   ----------    ----------   ----------   -----------
Allowance for doubtful accounts:
Year ended December 31, 2000 . .  $  5,454,949    $2,053,230          -     $(4,176,915)  $ 3,331,264
Year ended December 31, 2001 . .  $  3,331,264    $2,499,763          -     $(2,821,907)  $ 3,009,120
Year ended December 31, 2002 . .  $  3,009,120    $  753,849          -     $(1,162,393)  $ 2,600,576

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of a previously issued report by Arthur Andersen LLP related to their audits of the Company as of and for the fiscal years ended December 31, 2000 and 2001. This report has not been reissued by Arthur Andersen LLP.

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


/s/ ARTHUR ANDERSEN LLP

ARTHUR  ANDERSEN  LLP
Chicago,  Illinois
February  22,  2002

                          INDEX TO FINANCIAL STATEMENTS

               RACING CHAMPIONS ERTL CORPORATION AND SUBSIDIARIES

Reports  of  Independent  Auditors . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated  Balance  Sheets  as  of  December  31,  2001  and  2002. . .   F-5

Consolidated  Statements of Earnings for the years ended
   December 31, 2000, 2001 and  2002 . . . . . . . . . . . . . . . . . . .   F-6

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 2000,  2001  and  2002 . . . . . . . . . . . . . . .   F-7

Consolidated  Statements  of  Cash  Flows for the years ended
   December 31, 2000, 2001  and  2002  . . . . . . . . . . . . . . . . . .   F-8

Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . . . .   F-9

                          REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Racing Champions Ertl Corporation:

We have audited the 2002 consolidated financial statements of Racing Champions Ertl Corporation and subsidiaries (the Company) listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of the Company as listed in the accompanying index were audited by other auditors, certain of whom have ceased operations. The auditors who ceased operations expressed an unqualified opinion on the 2001 and 2000 consolidated financial statements based on their audits and the reports of other auditors (who have not ceased operations) who audited the financial statements of Racing Champions Worldwide Limited, which statements reflected total assets and total net sales of 11.7% and 8.4%, respectively, in 2001, and 10.4% and 9.9%, respectively, in 2000, of the related consolidated totals before the revision described in Note 3 to the consolidated financial statements, in their report dated February 22, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Racing Champions Ertl Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 consolidated financial statements of Racing Champions Ertl Corporation and subsidiaries as listed in the accompanying index were audited by other auditors, certain of whom have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.


/s/ KPMG LLP

KPMG  LLP
Chicago,  Illinois
February  19,  2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of a previously issued report by Arthur Andersen LLP related to their audits of the Company as of and for the fiscal years ended December 31, 2000 and 2001. This report has not been reissued by Arthur Andersen LLP.

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

                         REPORT OF INDEPENDENT AUDITORS

To  the  Board  of  Directors
Racing  Champions  Worldwide  Limited

We have audited the consolidated balance sheet of Racing Champions Worldwide Limited as of December 31, 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Racing Champions Worldwide Limited at December 31, 2001 and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Ernst  &  Young  LLP
Exeter,  England
February  22,  2002


                           CONSOLIDATED  BALANCE  SHEETS

                                                                                 December  31,
                                                                              -------------------
                                                                              2001           2002
                                                                              ----           ----
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $ 16,509,550   $ 17,104,158
  Accounts receivable, net of allowance for doubtful accounts
    of $3,009,120 and $2,600,576. . . . . . . . . . . . . . . . . . . .    36,971,520     30,911,448
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .       196,842        154,480
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17,544,506     23,563,030
  Deferred income taxes and prepaid taxes, net. . . . . . . . . . . . .     6,589,080      7,739,712
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,396,727      3,940,151
                                                                         ------------    -----------
  Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .    81,208,225     83,412,979
Property and equipment:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       716,675        699,498
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .     4,944,808      5,014,251
  Tooling . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    48,805,727     52,277,344
  Other equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,447,621     13,479,010
                                                                         ------------    -----------
                                                                           64,914,831     71,470,103
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .   (31,989,611)   (38,099,276)
                                                                         ------------    -----------
                                                                           32,925,220     33,370,827
  Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .   120,277,657    119,221,962
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,112,022        281,590
                                                                         ------------    -----------
  Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $235,523,124   $236,287,358
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,132,961   $  8,614,626
  Taxes payable, net. . . . . . . . . . . . . . . . . . . . . . . . . .     2,789,348              -
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .     8,628,019      9,528,835
  Accrued allowances. . . . . . . . . . . . . . . . . . . . . . . . . .    11,479,174      9,764,216
  Accrued royalties . . . . . . . . . . . . . . . . . . . . . . . . . .     6,268,342      5,224,231
  Current maturities of term notes. . . . . . . . . . . . . . . . . . .    16,000,000              -
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .     2,517,970        740,844
                                                                         ------------    -----------
  Total current liabilities . . . . . . . . . . . . . . . . . . . . . .    54,815,814     33,872,752
  Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -      8,000,000
  Term notes, less current maturities . . . . . . . . . . . . . . . . .    46,000,000              -
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .    10,040,251     14,076,672
  Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .     6,567,637      9,457,387
                                                                         ------------    -----------
  Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .   117,423,702     65,406,811
  Commitments and contingencies
Stockholders' equity
  Common stock, voting, $0.01 par value, 28,000,000 shares authorized,
  16,451,508 shares issued and 14,617,408 shares outstanding at December 31, 2001 and 18,293,666 shares issued and
  16,463,371 shares outstanding at December 31, 2002. . . . . . . . . .       164,515        182,936
  Stock warrants outstanding. . . . . . . . . . . . . . . . . . . . . .       728,740              -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .    89,288,930    118,705,647
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . ..     (593,837)    (1,284,509)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .    36,341,329     61,086,038
                                                                         ------------    -----------
                                                                          125,929,677    178,690,112
  Treasury stock, at cost, 1,834,100 shares at December 31, 2001
    and 1,830,295 shares at December 31, 2002 . . . . . . . . . . . . .    (7,830,255)    (7,809,565)
                                                                         ------------    -----------
  Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .   118,099,422    170,880,547
                                                                         ------------    -----------
  Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $235,523,124   $236,287,358

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF  EARNINGS

                                                                       Year Ended December 31,
                                                                  ----------------------------------
                                                                  2000           2001           2002
                                                                  ----           ----           ----
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .  $214,805,880  $203,248,030    $213,455,890
Cost of sales, related party . . . . . . . . . . . . . . . .     7,743,639     9,003,651       9,589,712
Cost of sales, other . . . . . . . . . . . . . . . . . . . .   108,584,057    90,476,908      93,172,883
                                                              ------------  ------------    ------------
  Gross profit . . . . . . . . . . . . . . . . . . . . . . .    98,478,184   103,767,471     110,693,295
Selling, general and administrative expenses . . . . . . . .    71,636,219    67,853,149      68,769,010
Amortization of goodwill . . . . . . . . . . . . . . . . . .     3,794,757     3,376,354               -
                                                              ------------  ------------    ------------
  Operating income . . . . . . . . . . . . . . . . . . . . .    23,047,208    32,537,968      41,924,285
Interest expense, net. . . . . . . . . . . . . . . . . . . .    11,374,822     6,470,160       1,835,667
Other expense (income) . . . . . . . . . . . . . . . . . . .       662,036       276,803        (602,931)
                                                              ------------  ------------    ------------
  Income before income taxes . . . . . . . . . . . . . . . .    11,010,350    25,791,005      40,691,549
Income tax expense . . . . . . . . . . . . . . . . . . . . .     5,119,753    10,667,996      15,946,840
                                                              ------------  ------------    ------------
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $  5,890,597  $ 15,123,009    $ 24,744,709
Net income per share:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .  $       0.40  $       1.03    $       1.55
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .  $       0.39  $       1.00    $       1.47
Weighted average shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .    14,826,506    14,662,620      15,980,958
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .    15,085,045    15,159,089      16,828,924

The accompanying notes are an integral part of these consolidated financial statements.


                          CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY

                                                                   Stock
                                                    Common       Warrants     Treasury
                                                    Stock       Outstanding     Stock
                                                    ------      -----------   --------
BALANCE, DECEMBER 31, 1999. . . . . . . . . . .  $   164,327  $    728,740   $(3,596,727)
Net income. . . . . . . . . . . . . . . . . . .            -             -             -
Stock issued upon option exercise . . . . . . .          120             -             -
Expense recognized under stock
  option grant. . . . . . . . . . . . . . . . ..           -             -             -
Treasury stock acquisition. . . . . . . . . . .            -             -    (3,991,338)
Other comprehensive income-foreign
  currency translation adjustments,
  net of tax. . . . . . . . . . . . . . . . . .            -             -             -
                                                 -----------  ------------   ------------
Comprehensive income. . . . . . . . . . . . . .
                                                 -----------  ------------   ------------
BALANCE, DECEMBER 31, 2000  . . . . . . . . . .      164,447       728,740    (7,588,065)
Net income. . . . . . . . . . . . . . . . . . .            -             -             -
Stock issued upon option exercise . . . . . . .           68             -             -
Expense recognized under stock
  option grant. . . . . . . . . . . . . . . . .            -             -             -
Treasury stock acquisition. . . . . . . . . . .            -             -      (321,400)
Reissue treasury stock. . . . . . . . . . . . .            -             -        79,210
Other comprehensive income-foreign
  currency translation adjustments,
  net of tax. . . . . . . . . . . . . . . . . .            -             -             -
Other comprehensive loss-minimum
  pension liability adjustments,
  net of tax. . . . . . . . . . . . . . . . . .            -             -             -
                                                  -----------  ------------   -----------
Comprehensive income. . . . . . . . . . . . . .
                                                  -----------  ------------   -----------
BALANCE, DECEMBER 31, 2001. . . . . . . . . . .      164,515       728,740    (7,830,255)
Net income. . . . . . . . . . . . . . . . . . .            -             -             -
Public stock offering . . . . . . . . . . . . .       15,450             -             -
Stock issued upon option exercise . . . . . . .          312             -             -
Stock warrants exercised. . . . . . . . . . . .        2,659      (651,316)            -
Stock warrants expired. . . . . . . . . . . . .            -       (77,424)            -
Reissue treasury stock. . . . . . . . . . . . .            -             -        20,690
Other comprehensive income-foreign
  currency translation adjustments,
  net of tax. . . . . . . . . . . . . . . . . .            -             -             -
Other comprehensive loss-minimum
  pension liability adjustments,
  net of tax. . . . . . . . . . . . . . . . . .            -             -             -
                                                 -----------  ------------   ------------
Comprehensive income. . . . . . . . . . . . . .
                                                 -----------  ------------   ------------
BALANCE, DECEMBER 31, 2002. . . . . . . . . . .  $   182,936  $          -   $(7,809,565)


The accompanying notes are an integral part of these consolidated financial statements.

                                                 Accumulated
                                                    Other         Additional                   Total
                                                 Comprehensive     Paid-in      Retained    Stockholders' Comprehensive
                                                 Income (Loss)     Capital      Earnings       Equity         Income
                                                 -------------    ----------    --------    ------------- -------------
BALANCE, DECEMBER 31, 1999  . . . . . . . . . .   $   (16,991)  $ 89,241,161   $15,327,723  $101,848,233
Net income. . . . . . . . . . . . . . . . . . .             -              -     5,890,597     5,890,597   $ 5,890,597
Stock issued upon option exercise . . . . . . .             -          1,440             -         1,560             -
Expense recognized under stock
  option grant. . . . . . . . . . . . . . . . .             -         22,823             -        22,823             -
Treasury stock acquisition. . . . . . . . . . .             -              -             -    (3,991,338)            -
Other comprehensive income-foreign
  currency translation adjustments,
  net of tax. . . . . . . . . . . . . . . . . .       424,171              -             -       424,171       424,171
                                                  ------------  ------------   -----------  -------------  ------------
Comprehensive income  . . . . . . . . . . . . .                                                            $ 6,314,768
                                                  ------------  ------------   -----------  -------------  ------------
BALANCE, DECEMBER 31, 2000  . . . . . . . . . .       407,180     89,265,424    21,218,320   104,196,046
Net income. . . . . . . . . . . . . . . . . . .             -              -    15,123,009    15,123,009    15,123,009
Stock issued upon option exercise . . . . . . .             -         12,392             -        12,460             -
Expense recognized under stock
  option grant. . . . . . . . . . . . . . . . .             -         22,824             -        22,824             -
Treasury stock acquisition. . . . . . . . . . .             -              -             -      (321,400)            -
Reissue treasury stock. . . . . . . . . . . . .             -        (11,710)            -        67,500             -
Other comprehensive income-foreign
  currency translation adjustments,
  net of tax. . . . . . . . . . . . . . . . . .        87,514              -             -        87,514        87,514
Other comprehensive loss-minimum
  pension liability adjustments,
  net of tax. . . . . . . . . . . . . . . . . .    (1,088,531)             -             -    (1,088,531)   (1,088,531)
                                                  ------------  ------------   -----------  -------------  ------------
Comprehensive income  . . . . . . . . . . . . .                                                            $14,121,992
                                                  ------------  ------------   -----------  -------------  ------------
BALANCE, DECEMBER 31, 2001. . . . . . . . . . .      (593,837)    89,288,930    36,341,329   118,099,422
Net income. . . . . . . . . . . . . . . . . . .             -              -    24,744,709    24,744,709    24,744,709
Public stock offering . . . . . . . . . . . . .             -     24,721,460             -    24,736,910             -
Stock issued upon option exercise . . . . . . .             -        296,678             -       296,990             -
Stock warrants exercised. . . . . . . . . . . .             -      4,282,772             -     3,634,115             -
Stock warrants expired. . . . . . . . . . . . .             -         77,424             -             -             -
Reissue treasury stock. . . . . . . . . . . . .             -         38,383             -        59,073             -
Other comprehensive income-foreign
  currency translation adjustments,
  net of tax. . . . . . . . . . . . . . . . . .       662,168              -             -       662,168       662,168
Other comprehensive loss-minimum
  pension liability adjustments,
  net of tax. . . . . . . . . . . . . . . . . .    (1,352,840)             -             -    (1,352,840)   (1,352,840)
                                                  ------------  ------------   -----------  -------------  ------------
Comprehensive income  . . . . . . . . . . . . .                                                            $24,054,037
                                                  ------------  ------------   -----------  -------------  ------------
BALANCE, DECEMBER 31, 2002. . . . . . . . . . .   $(1,284,509)  $118,705,647   $61,086,038  $170,880,547

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                              Year  Ended  December  31,
                                                                           ---------------------------------
                                                                           2000          2001           2002
                                                                           ----          ----           ----
Operating activities
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  5,890,597   $ 15,123,009   $ 24,744,709
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .      9,603,872      9,188,293      9,064,997
  Stock option expense. . . . . . . . . . . . . . . . . . . . . . .         22,824         22,824              -
  Provision for uncollectible accounts. . . . . . . . . . . . . . .      2,053,229      2,715,193        808,064
  Interest on deferred financing costs. . . . . . . . . . . . . . .        423,092        561,408        687,849
  Amortization of goodwill. . . . . . . . . . . . . . . . . . . . .      3,794,757      3,376,354              -
  (Gain) loss on disposition of assets. . . . . . . . . . . . . . .        (19,968)       309,844       (314,241)
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .      7,189,431      5,533,739      3,157,440
  Changes in operating assets and liabilities:
    Accounts and other receivables. . . . . . . . . . . . . . . . .     (4,685,001)     7,661,122      5,706,990
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,887,297      1,209,141     (5,547,482)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .      4,163,384       (426,623)    (1,011,260)
    Accounts payable and accrued expenses . . . . . . . . . . . . .      1,772,489        869,845     (3,833,820)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . .       (472,835)    (1,108,217)       537,001
                                                                      -------------   ------------  -------------
    Net cash provided by operating activities . . . . . . . . . . .     38,623,168     45,035,932     34,000,247
Investing activities
  Purchase of property and equipment. . . . . . . . . . . . . . . .     (8,217,973)    (6,476,957)    (9,515,679)
  Proceeds from disposal of property and equipment. . . . . . . . .        276,641        123,811        457,003
  Decrease (increase) in other non-current assets . . . . . . . . .       (279,657)      (118,973)       123,615
                                                                      -------------   ------------  -------------
    Net cash used in investing activities . . . . . . . . . . . . .     (8,220,989)    (6,472,119)    (8,935,061)
Financing activities
  Net cash proceeds from public stock offering. . . . . . . . . . .              -              -     24,736,910
  Issuance of stock upon option exercises . . . . . . . . . . . . .          1,560         12,460        296,990
  Payment on bank term loans. . . . . . . . . . . . . . . . . . . .    (18,000,000)   (35,000,000)   (62,000,000)
  Net borrowings (payments) on line of credit . . . . . . . . . . .     (8,000,000)             -      8,000,000
  Proceeds from stock warrants exercised. . . . . . . . . . . . . .              -              -      3,634,115
  Purchase of stock to be held in treasury. . . . . . . . . . . . .     (3,991,338)      (321,400)             -
  Proceeds from reissuance of treasury stock. . . . . . . . . . . .              -         67,500         59,073
                                                                      -------------   ------------  -------------
    Net cash used in financing activities . . . . . . . . . . . . .    (29,989,778)   (35,241,440)   (25,272,912)
Effect of exchange rate changes on cash . . . . . . . . . . . . . .        (96,148)       605,635        802,334
                                                                      -------------   ------------  -------------
    Net increase in cash and cash equivalents . . . . . . . . . . .        316,253      3,928,008        594,608
  Cash and cash equivalents, beginning of year. . . . . . . . . . .     12,265,289     12,581,542     16,509,550
                                                                      -------------   ------------  -------------
  Cash and cash equivalents, end of year. . . . . . . . . . . . . .   $ 12,581,542   $ 16,509,550   $ 17,104,158
Supplemental disclosure of cash flow information:
  Cash paid for interest during the period. . . . . . . . . . . . .   $ 12,602,079   $  6,311,736   $  1,712,592
  Cash paid for income taxes during the period. . . . . . . . . . .   $  1,877,427   $  4,205,191   $ 14,845,702
  Cash refund received for income taxes . . . . . . . . . . . . . .   $  5,421,869   $  6,979,767   $    335,935
  Non-cash write-off of pension liability against goodwill,
    net of income taxes . . . . . . . . . . . . . . . . . . . . . .              -              -   $  1,055,695

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002


1.  DESCRIPTION  OF  BUSINESS

Founded in 1989, Racing Champions Ertl Corporation ("RCEC") and Subsidiaries, Racing Champions Inc. ("RCI"), RC Ertl, Inc. ("RCE"), Racing Champions Limited ("RCL"), Racing Champions International Limited ("RCIL"), Racing Champions Worldwide Limited ("RCWL") and Racing Champions South, Inc. ("RCS") (collectively "the Company") is a leading producer and marketer of collectibles and toys. The Company sells American Muscle die-cast vehicle replicas, NASCAR and NHRA die-cast racing replicas, officially licensed die-cast replicas of automobiles, trucks, agricultural and construction equipment and powered-recreational and sport vehicles, plastic preschool products, AMT model kits, Press Pass sports trading cards and NASCAR souvenirs and apparel. The Company has license agreements with major U.S. automotive and equipment manufacturers and many of the major motorsports sanctioning bodies, sponsors, team owners and their drivers, as well as entertainment and media companies for their well-known characters and properties. The Company sells its products primarily in North America, Europe and Asia Pacific. RCL, based in Hong Kong and China, oversees the production of the Company's products. RCIL, based in the United Kingdom, sells the Company's products in Europe and Asia Pacific. Sales of the Company's products are seasonal with net sales and profitability peaking in the third quarter due to holiday season buying patterns.

2.  RECAPITALIZATION  AND  ACQUISITIONS

Recapitalization

Purchase price in excess of the book value of the net assets acquired in connection with the Company's recapitalization ("Recapitalization") in 1996 of $88.7 million, which is deductible for tax purposes, has been recorded as goodwill and through December 31, 2001, was being amortized on a straight-line basis over a 40-year period.

Racing  Champions  Corporation  and  The  Ertl  Company,  Inc.

On April 13, 1999, the Company purchased all of the outstanding shares of The Ertl Company, Inc. (subsequently renamed RC Ertl, Inc.) and certain of its affiliates ("Ertl") for approximately $94.6 million. This transaction was accounted for under the purchase method of accounting, and accordingly, the operating results of Ertl have been included in the Company's consolidated financial statements since the date of acquisition. The purchase was funded with a drawdown on the Company's credit facility (Note 6). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $31.1 million was being amortized on a straight-line basis over 40 years through December 31, 2001.

3.  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation

The financial statements consolidate the accounts of RCC and its wholly owned subsidiaries. All intercompany items and transactions have been eliminated.

Foreign  Currency  Translation/Transactions

Foreign subsidiary assets and liabilities are reported in the local currency and translated at the rates of exchange at the balance sheet date while income statement accounts are translated at the average exchange rates in effect during the period. Exchange gains and losses resulting from translation for the years ended December 31, 2000, 2001 and 2002 have been recorded net of income tax as a component of accumulated other comprehensive (loss) income in stockholders' equity. The net exchange losses resulting from transactions in foreign currencies for the years ended December 31, 2000, 2001 and 2002 were $0.5 million, $0.2 million and $0.3 million, respectively, and are included in the accompanying consolidated statements of earnings.

Revenue  Recognition

The Company recognizes revenue based upon transfer of title of product to customers. The Company provides for estimated credit and other concessions at the time the sale is recorded.

Shipping  and  Handling  Costs

Shipping and handling costs are included, net of recoveries, in selling, general and administrative expenses in the accompanying consolidated statements of earnings. For the years ended December 31, 2000, 2001 and 2002 net shipping and handling costs were $4.4 million, $4.8 million and $5.9 million, respectively.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Such investments are stated at cost, which approximates fair value.

Use  of  Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

During the first quarter of 2001, the Company recorded an adjustment of approximately $613,000 to reduce the Company's estimate of its pension funding liability based on a recent actuarial valuation. This adjustment is included in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2001. This adjustment resulted in income after taxes of approximately $356,000.

Inventory

Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence and is stated at lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value. Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. The Company's management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings. Changes in public and consumer preferences and demand for product or changes in the customer's buying patterns and inventory management could impact the inventory valuation.

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



             Asset Descriptions             Estimated Useful Life
       Buildings and improvements                3-15 years
       Tooling                                   3-7 years
       Other equipment                           1-10 years

Other  Assets

Other assets at December 31, 2001, consisted of an intangible pension asset, refundable deposits for leased equipment and deferred financing fees. These deferred financing fees were being amortized on a straight-line basis over the term of the debt agreement, and the related debt was repaid in April 2002 with the proceeds from the public offering. Interest expense related to the amortization of the deferred financing fees for the years ended December 31, 2000, 2001 and 2002 was approximately, $0.4 million, $0.6 million and $0.1 million respectively. The remainder of the deferred financing fees of approximately $0.5 million were written off upon repayment of the loan and recorded as interest expense in the accompanying statement of income in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Other assets at December 31, 2002, consist of an intangible pension asset and refundable deposits for leased equipment.

Allowance  for  Doubtful  Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their net realizable value and is disclosed on the face of the accompanying balance sheets. The Company's allowance is based on management's assessment of the business environment, customers' financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Accrued  Allowances

The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued throughout the year, as sales are recorded. The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates.

Accrued  Royalties

Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period as well as management estimates for additional royalty exposures. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. Royalty expense is included in selling, general and administrative expenses on the consolidated statements of earnings.

Concentration  of  Credit  Risk

Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers. There were two customers accounting for approximately 11.8% and 13.8% of net sales for the year ended December 31, 2000, two customers accounting for approximately 15.6% and 14.6% of net sales for the year ended December 31, 2001 and two customers accounting for approximately 11.8% and 15.0% of net sales for the year ended December 31, 2002. Additionally, one customer accounted for approximately 35.1% and 21.7% of accounts receivable, and a second customer accounted for approximately 8.2% and 10.3% of accounts receivable at December 31, 2001, and December 31, 2002, respectively. The Company does not require collateral or other security to support customers' receivables. The Company conducts periodic reviews of its customers' financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased credit insurance, which covers a portion of its receivables from major customers.

Supplier  Concentration

The Company's purchases in 2000 from two of its dedicated suppliers, Sharp Success and Win Yield, were 21.1% and 15.4%, respectively, of its total product purchases. The Company's purchases in 2001 from three of its dedicated suppliers, Sharp Success, Win Yield and Sunrise, were 22.5%, 15.0% and 11.3%, respectively, of its total product purchases. The Company's purchases in 2002 from three of its dedicated suppliers, Sharp Success, Win Yield and Sunrise, were 24.9%, 18.0% and 11.6%, respectively, of its total product purchases. There were no other suppliers accounting for more than 10.0% of total product purchases during the years ended December 31, 2000, 2001 or 2002.

Fair  Value  of  Financial  Instruments

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amount of the revolving credit facility approximates its fair value, as the interest rate is variable.

Derivative  Instruments

The Company accounted for its interest rate collar under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133, the Company had recorded the interest rate collar on the consolidated balance sheet at its fair value. Changes in fair value were recorded in interest expense in the consolidated statements of earnings. The interest rate collar expired in June 2002 and the related fair value was written off to interest expense at expiration.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expenses for the years ended December 31, 2000, 2001 and 2002, were approximately $1.0 million, $0.7 million and $2.6 million, respectively.

Income  Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In determining the required liability, management considers certain tax exposures and all available evidence.

Accounting  for  Stock-Based  Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options. To date, no compensation expense has been recorded related to stock-based compensation agreements with employees.

Had compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan, been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


(In  thousands,  except  per  share  data)
                                                     Year  Ended  December  31,
                                                     --------------------------
                                                      2000      2001      2002
                                                      ----      ----      ----
Net income as reported. . . . . . . . . . . . . . .  $5,890   $15,123   $24,745
Deduct: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects     (12)     (499)     (797)
                                                     -------  --------  --------
Pro forma net income. . . . . . . . . . . . . . . .  $5,878   $14,624   $23,948
Basic net income per share
  As reported . . . . . . . . . . . . . . . . . . .  $ 0.40   $  1.03   $  1.55
  Pro forma . . . . . . . . . . . . . . . . . . . .  $ 0.40   $  1.00   $  1.50
Diluted net income per share
  As reported . . . . . . . . . . . . . . . . . . .  $ 0.39   $  1.00   $  1.47
  Pro forma . . . . . . . . . . . . . . . . . . . .  $ 0.39   $  0.96   $  1.42


The fair value of each stock option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, risk-free rates of return from 4.69% to 5.74%, volatility factors of 79.08% to 87.76% and expected life of 5 to 10 years. The weighted average fair value of options granted under the Company's stock option plan for the years ended December 31, 2000, 2001 and 2002, was $1.26, $6.91 and $15.61 per share, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may be granted.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS No. 123, which establishes a fair value based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. Approximately $23,000 was recorded as compensation expense for stock-based compensation agreements with non-employees for the years ended December 31, 2000 and 2001. There was no recorded compensation expense for the year ended December 31, 2002.

Net  Income  Per  Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The following table discloses the components of earnings per share as required by SFAS No. 128:


(In  thousands,  except  per  share  data)
                                                   For  the  Year
                                              Ended  December  31,  2000
                                              --------------------------
                                                       Weighted     Per
                                               Net     Average     Share
                                             Income     Shares     Amount
                                             ------    --------    ------
Basic net income per share:
  Net income. . . . . . . . . . . . .        $ 5,890   14,827     $  0.40
Plus effect of dilutive securities:
  Stock options and warrants. . . . .              -      258           -
                                             -------    -----     -------
Diluted net income per share:
  Net income plus assumed conversions        $ 5,890   15,085     $  0.39

Options and warrants to purchase 877,374 shares of common stock at prices ranging from $5.00 to $15.00 per share were outstanding during 2000 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares.



(In  thousands,  except  per  share  data)
                                                   For  the  Year
                                              Ended  December  31,  2001
                                              --------------------------
                                                       Weighted     Per
                                               Net     Average     Share
                                             Income    Shares      Amount
                                             ------    --------    ------
Basic  net  income  per  share:
  Net  income  . . . . . . . . . . . . .     $15,123     14,663     $1.03
Plus  effect  of  dilutive  securities:
  Stock  options  and  warrants  . . . .           -        496         -
                                             -------     ------     ------
Diluted  net  income  per  share:
  Net  income  plus  assumed  conversions    $15,123     15,159     $1.00



Options and warrants to purchase 1,259,504 shares of common stock at prices ranging from $7.94 to $16.77 per share were outstanding during 2001 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares.


(In  thousands,  except  per  share  data)
                                                   For  the  Year
                                              Ended  December  31,  2002
                                              --------------------------
                                                       Weighted     Per
                                               Net     Average     Share
                                             Income    Shares      Amount
                                             ------    --------    ------

Basic net income per share:
  Net income. . . . . . . . . . . . .       $24,745    15,981     $  1.55
Plus effect of dilutive securities:
  Stock options . . . . . . . . . . .             -       848           -
                                            -------    ------      ------
Diluted net income per share:
  Net income plus assumed conversions       $24,745    16,829     $  1.47


Options to purchase 5,000 shares of common stock at $18.72 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.


Comprehensive  Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and pension liability, as part of the consolidated statements of stockholders' equity. The income tax (benefit) expense related to the components of comprehensive (loss) income in 2000, 2001 and 2002 were $368,672, $(707,202) and $(417,106), respectively.

Recently  Issued  Accounting  Pronouncements

On June 30, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill had been amortized over 40 years on a straight-line basis through December 31, 2001. Approximately $88.7 million of this goodwill is tax deductible over 15 years. Amortization expense relating to goodwill for the years ended December 31, 2000 and 2001 was approximately $3.8 million and $3.4 million, respectively. Accumulated amortization was $16.6 million at December 31, 2001 and 2002. As of December 31, 2001, goodwill, net of accumulated amortization, was approximately $120.3 million. During 2002, the Company wrote off approximately $1.1 million of pension obligations (net of income tax of $0.7 million) and adjusted goodwill. As of December 31, 2002, goodwill, net of accumulated amortization, was approximately $119.2 million. The Company has completed its transitional impairment test as of January 1, 2002 and its annual goodwill impairment test as of October 1, 2002, both of which resulted in no goodwill impairment. The following pro forma financial information reflects net income and basic and diluted earnings per share as if goodwill was not subject to amortization for the years ended December 31, 2000 and 2001.


(In thousands, except per share data)
                                         Year  ended         Year  ended
                                      December 31, 2000   December 31, 2001
                                      -----------------   -----------------
Reported net income. . . . . . . . .      $  5,891           $  15,123
Add back: Goodwill amortization, net
 of income tax . . . . . . . . . . .         2,800               2,487
                                          --------           ---------
Adjusted net income. . . . . . . . .      $  8,691           $  17,610

Basic net income per share:
Reported net income per share. . . .      $   0.40           $    1.03
Goodwill amortization per share. . .          0.19                0.17
                                          --------           ---------
Adjusted net income per share. . . .      $   0.59           $    1.20

Diluted net income per share:
Reported net income per share. . . .      $   0.39           $    1.00
Goodwill amortization per share. . .          0.19                0.16
                                          --------           ---------
Adjusted net income per share. . . .      $   0.58           $    1.16


In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 creates a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether included in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. There was no impact on the Company upon adoption.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." During the second quarter, the Company elected early adoption of this Statement, and accordingly, included approximately $545,000 of deferred financing fees related to the Company's previous credit facility in interest expense in the accompanying statement of income. In addition, in connection with the refinancing of the Company's credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility, which was also included in interest expense for the second quarter of 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The statement is effective for restructuring activities that are initiated after December 31, 2002. There was no impact on the Company upon adoption.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has complied with the new disclosure requirements by moving its disclosure of the effects on reported net income with respect to stock-based employee compensation to this note and will comply with quarterly disclosure requirements beginning with the first quarter of 2003.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  BUSINESS  SEGMENT

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS No. 131, the Company reports net sales by each group of product lines and by distribution channel. Amounts for the years ended December 31, 2000, 2001 and 2002 are as shown in the tables below.


                                           Year  Ended  December  31,
                                           --------------------------
(In thousands)                              2000      2001      2002
                                            ----      ----      ----
Automotive, high performance and
  racing vehicle replicas. . . . . . . .  $ 95,040  $ 77,530  $ 78,348
Agricultural, construction and outdoor
  sports vehicle replicas. . . . . . . .    68,189    57,703    59,392
Sports trading cards and racing apparel
  and souvenirs. . . . . . . . . . . . .    16,816    25,018    29,772
Pre-teen vehicles and role play
  activity toys. . . . . . . . . . . . .    30,320    37,564    38,823
Collectible figures. . . . . . . . . . .     4,441     5,433     7,121
                                          --------  --------  --------
Net sales. . . . . . . . . . . . . . . .  $214,806  $203,248  $213,456

Mass retailers . . . . . . . . . . . . .  $ 88,441  $ 82,882  $ 80,056
Specialty and hobby wholesalers
  and retailers. . . . . . . . . . . . .    52,559    49,171    59,950
OEM dealers. . . . . . . . . . . . . . .    36,699    35,676    40,763
Corporate promotional. . . . . . . . . .    28,961    25,004    19,733
Direct to consumers. . . . . . . . . . .     8,146    10,515    12,954
                                          --------  --------  --------
Net sales. . . . . . . . . . . . . . . .  $214,806  $203,248  $213,456

Information by geographic area for the years ended December 31, 2000, 2001 and 2002 is set forth in the table below.


                                                        December  31,
                                                  --------------------------
(In thousands)                                    2000       2001       2002
                                                  ----       ----       ----
Net sales:
  United States. . . . . . . . . . . . . . . .  $194,831   $187,317   $196,753
 Foreign . . . . . . . . . . . . . . . . . . .    21,238     17,133     17,496
 Sales and transfers between geographic areas.    (1,263)    (1,202)      (793)
                                                ---------  ---------  ---------
Combined total . . . . . . . . . . . . . . . .  $214,806   $203,248   $213,456
Operating income:
  United States. . . . . . . . . . . . . . . .  $ 19,758   $ 28,306   $ 38,760
  Foreign. . . . . . . . . . . . . . . . . . .     3,289      4,232      3,164
                                                ---------  ---------  ---------
Combined total . . . . . . . . . . . . . . . .  $ 23,047   $ 32,538   $ 41,924
Identifiable assets:
  United States. . . . . . . . . . . . . . . .  $223,838   $204,514   $202,292
  Foreign. . . . . . . . . . . . . . . . . . .    28,069     31,009     33,995
                                                ---------  ---------  ---------
Combined total . . . . . . . . . . . . . . . .  $251,907   $235,523   $236,287


5.  INCOME  TAXES

For financial reporting purposes, income before income taxes includes the following components:


                             Year  Ended  December  31,
                             --------------------------
(In thousands)                 2000     2001     2002
                               ----     ----     ----
Income before income taxes:
  United States. . . . . . .  $ 8,745  $21,743  $37,517
  Foreign. . . . . . . . . .    2,265    4,048    3,175
                              -------  -------  -------
                              $11,010  $25,791  $40,692


The  significant  components  of  income  tax  expense  are  as  follows:



                    Year  Ended  December  31,
                    --------------------------
(In thousands)        2000    2001     2002
                      ----    ----     ----
Current
  Federal . . . . .  $    -  $ 3,290  $10,592
  State . . . . . .       -      590      568
  Foreign . . . . .     610    1,254      926
                     ------  -------  -------
                        610    5,134   12,086
Deferred
  Federal . . . . .   3,946    4,852    3,378
  State . . . . . .     564      682      483
  Foreign . . . . .       -        -        -
                     ------  -------  -------
                      4,510    5,534    3,861
                     ------  -------  -------
Income tax expense.  $5,120  $10,668  $15,947

A reconciliation of the statutory federal tax rate and actual effective income tax rate is as follows:


                                  Year  Ended  December  31,
                                  --------------------------
                                      2000   2001   2002
                                      ----   ----   ----
Statutory rate . . . . . . . . . . .  35.0%  35.0%  35.0%
State taxes, net of federal benefit.   3.3    3.2    1.7
Foreign. . . . . . . . . . . . . . .   3.4   (0.9)  (1.0)
Other. . . . . . . . . . . . . . . .   4.8    4.1    3.5
                                      -----  -----  -----
Effective rate . . . . . . . . . . .  46.5%  41.4%  39.2%


The significant components of deferred tax assets and liabilities are as follows:


                                        December  31,
                                       ---------------
(In thousands)                         2001       2002
                                       ----       ----
Deferred tax assets
  Bad debt allowance. . . . . . . .  $  1,000   $  1,325
  Inventory allowance . . . . . . .     3,081      1,597
  Sales allowance . . . . . . . . .     2,360      3,226
  Accrued pension . . . . . . . . .       769      1,628
  Accrued legal . . . . . . . . . .        52        300
  Accrued royalties . . . . . . . .         -        252
  Purchase accounting . . . . . . .       973        262
  Other . . . . . . . . . . . . . .       716        481
                                     ---------  ---------
    Total deferred tax assets . . .     8,951      9,071
Deferred tax liabilities
  Intangible assets . . . . . . . .    (6,558)    (9,562)
  Property and equipment. . . . . .    (4,718)    (5,457)
  Foreign exchange. . . . . . . . .      (431)      (872)
  Other . . . . . . . . . . . . . .      (695)       (75)
                                     ---------  ---------
    Total deferred tax liabilities.   (12,402)   (15,966)
                                     ---------  ---------
Net deferred tax liability. . . . .  $ (3,451)  $ (6,895)


Current deferred income taxes are presented with net prepaid taxes in the accompanying consolidated balance sheets. Net prepaid taxes at December 31, 2001 and 2002 were $0 and $558,341, respectively.

6.  DEBT

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is a three-year $50.0 million unsecured revolving loan that bears interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization). At December 31, 2002, the margin in effect was 0.75% for LIBOR loans. The Company is also required to pay a commitment fee on the average unused revolver of 0.20% to 0.30%, determined by the ratio of consolidated debt to consolidated EBITDA. At December 31, 2002, the commitment fee was 0.20% per annum on the average daily unused portion of the revolving loan. Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted from paying dividends, incurring additional debt, entering into an acquisition, sale or merger transaction above certain levels and repurchasing stock in excess of certain levels. The key financial covenants include leverage and interest coverage ratios. At December 31, 2002, the amount outstanding under this facility was $8.0 million, and the Company was in compliance with all covenants.

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and a floor of 5.09%. The agreement, which had quarterly settlement dates, was in effect through June 3, 2002. During 2001 and 2002, the Company paid $0.2 million and $0.5 million, respectively, on the agreement, which is included in interest expense on the accompanying consolidated statements of income. During 2000, the effect of this agreement was insignificant.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this statement, the Company recorded a one-time transition adjustment of approximately $85,000, in the consolidated statement of income. Additionally, charges of approximately $457,000 and income of approximately $542,000 were recorded in interest expense related to the change in fair value of the interest rate collar during the years ended December 31, 2001 and 2002, respectively. The fair value of the interest rate collar at December 31, 2001 of approximately $542,000 was included in other long-term liabilities in the consolidated balance sheet.

The Company's Hong Kong subsidiary has a credit agreement with a bank that provides for a line of credit of up to $2.0 million. Amounts borrowed under this line of credit bear interest at the bank's prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company. As of December 31, 2001 and 2002, there were no outstanding borrowings under this line of credit.

The Company's United Kingdom subsidiary has a line of credit with a bank for $1.0 million. The line of credit bears interest at 1.00% over the bank's base rate, and is subject to a letter of guarantee given by the Company for $0.8 million. At December 31, 2001 and 2002, there were no amounts outstanding on the line of credit.

Long-term  debt  consists  of  the  following:


                                                              December  31,
                                                              -------------
(In thousands)                                                2001     2002
                                                              ----     ----
Term loan payable to banks, bearing interest at
  3.83% as of December 31, 2001, with quarterly
  principal payments of $4,000 and final balloon
  payment due April 1, 2003 . . . . . . . . . . . . . . . .  $62,000  $   --
Revolving line of credit, bearing interest at
  2.17% as of December 31, 2002; matures on April 30, 2005.        -   8,000
Less - current maturities . . . . . . . . . . . . . . . . .   16,000       -
                                                             -------  ------
                                                             $46,000  $8,000

7.  COMMITMENTS  AND  CONTINGENCIES

Rental expense for office and warehouse space and equipment under cancelable and non-cancelable operating leases amounted to approximately $2.7 million, $2.5 million and $2.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Commitments for future minimum lease payments with terms extending beyond one year at December 31, 2002, for non-cancelable operating leases are as follows:


Year  Ending  December  31,
(In thousands)
---------------------------
2003 . . . . . . . . . . . . . .      $1,987
2004 . . . . . . . . . . . . . .       1,203
2005 . . . . . . . . . . . . . .         456
2006 . . . . . . . . . . . . . .         382
2007 . . . . . . . . . . . . . .         241
Thereafter . . . . . . . . . . .         527
                                      ------
Total. . . . . . . . . . . . . .      $4,796


The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has approximately 600 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not they meet specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the years ended December 31, 2000, 2001 and 2002. During 2000, the Company recorded a $2.5 million charge related to minimum guaranteed royalty payments from NASCAR-related license agreements that exceeded royalties earned on product sales. Royalty costs are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.


8.  LEGAL  PROCEEDINGS

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

9.  CAPITAL  STOCK

At December 31, 2001, there were outstanding public warrants to purchase 255,838 shares of the Company's common stock at an exercise price of $13.88 per share. The public warrants could be redeemed by the Company under certain terms and conditions at a price of $0.05 per warrant. In addition, there were outstanding underwriter warrants to purchase an aggregate of 45,900 shares of the Company's common stock at an exercise price of $16.77 per share and underwriter warrants to purchase an aggregate of 11,705 shares of the Company's common stock at $13.88 per share. No holder of any of the outstanding warrants had voting or other rights as a stockholder of the Company. The Company assigned $739,126 to the value of all stock warrants issued. All of the warrants had an expiration date of April 16, 2002 and were either exercised as of the expiration date (with aggregate proceeds to the Company of $3.6 million) or expired unexercised.

10.  STOCK  REPURCHASE  PROGRAM

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

On July 24, 2001, the Company announced that its board of directors had authorized stock repurchases by the Company for a term of one year and up to an aggregate amount of $5.0 million. The Company's bank lenders consented to the stock repurchases through May 10, 2002. As of December 31, 2001, the Company had repurchased 75,000 shares for approximately $321,000 under this authorization. There were no stock repurchases during 2002.

11.  STOCK  OPTION  PLAN

The Company has an employee stock option plan for its key employees. The employee stock option plan is administered by the Board of Directors. The Company has reserved 415,041 shares of common stock for issuance under the plan. On April 30, 1996 and June 1, 1996, the Company granted 311,281 and 20,752 options, respectively, to purchase shares of common stock at an exercise price equal to fair market value as determined by the Board of Directors in connection with the Recapitalization. These options vested in equal installments over a five-year period. The options will expire on the earlier of the tenth anniversary of the date of grant or 30 days after the date of termination of the employees' employment with the Company.

The Company maintains a stock incentive plan, under which the Board of Directors may grant options to purchase up to 2,300,000 shares of common stock to executives or key employees of the Company at an exercise price equal to fair value. Part of the options, which have been granted vested immediately, and the rest vest over a five-year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employees' employment with the Company.

The Company also maintains an omnibus stock plan, under which the Company has 400,000 shares of its common stock reserved for issuance. In 1997, 254,940 options to purchase shares of the Company's common stock were granted under this plan.

Stock option activity for the Company's stock option plans for the years ended December 31, 2000, 2001 and 2002, is as follows:

                                                                Weighted      Shares
                                                                Average     Available
                                                                Exercise    for  Future
                                       Shares        Price       Price        Grants
                                       ------        -----      --------    -----------
Outstanding as of December 31, 1999    962,770                  $     7.44    1,140,155
                                     ---------  --------------  ----------      -------
2000
----
Granted . . . . . . . . . . . . . .    390,000  $ 1.41 - $1.56  $     1.49
Exercised . . . . . . . . . . . . .     12,000  $         0.13  $     0.13
Canceled. . . . . . . . . . . . . .     94,650  $5.00 - $14.00  $    10.03
                                     ---------  --------------  ----------      -------
Outstanding as of December 31, 2000  1,246,120                  $     5.45      844,805
                                     ---------  --------------  ----------      -------
2001
----
Granted . . . . . . . . . . . . . .    450,000  $         7.94  $     7.94
Exercised . . . . . . . . . . . . .      6,800  $ 1.41 - $5.00  $     1.83
Canceled. . . . . . . . . . . . . .     22,500  $1.41 - $14.00  $     3.60
                                     ---------  --------------  ----------      -------
Outstanding as of December 31, 2001  1,666,820                  $     6.17      417,305
                                     ---------  --------------  ----------      -------
2002
----
Granted . . . . . . . . . . . . . .      5,000  $        18.72  $    18.72
Exercised . . . . . . . . . . . . .     31,200  $0.13 - $11.57  $     4.26
Canceled. . . . . . . . . . . . . .     47,365  $1.41 - $14.00  $     8.54
                                     ---------  --------------  ----------      -------
Outstanding as of December 31, 2002  1,593,255                  $     6.17      459,670
                                     ---------  --------------  ----------      -------
Exercisable as of December 31, 2002    888,884                  $     6.27
                                     ---------  --------------  ----------      -------


The following table summarizes information about stock options outstanding at December 31, 2002:



                                       Options  Outstanding             Options  Exercisable
                                   -----------------------------     ----------------------------
                                   Weighted Average     Weighted                    Weighted
Range  of  Exercise     Number       Remaining          Average       Number         Average
     Prices          Outstanding  Contractual Life   Exercise Price  Exercisable   Exercise Price
-------------------  -----------  ----------------   --------------  -----------   --------------
$0.13 to $1.56 . . .    586,529          6.0           $   0.96         371,128        $ 0.66
$5.00 to $12.00. . .    842,106          7.6           $   8.22         358,136        $ 8.59
$12.73 to $18.72 . .    164,620          4.8           $  14.26         159,620        $14.12



12.  EMPLOYEE  STOCK  PURCHASE  PLAN

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

Under the plan, purchase rights for 2,229 shares of Company stock were granted on October 1, 2002. The plan is considered non-compensatory under APB No. 25, and as such, resulted in no compensation expense being recorded. Had the plan been accounted for in accordance with SFAS No. 123, compensation cost of $6,490, net of income tax, would have been recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: an expected life of three months, expected volatility of 79.08% and risk-free interest rate of 1.59%. The weighted-average fair value of those purchase rights granted in 2002 was $4.70. In January 2003, 2,823 shares were issued out of treasury stock relating to the purchase rights granted on October 1, 2002.

13.  RELATED  PARTY  TRANSACTIONS

The Company purchased approximately $7.7 million, $9.0 million and $9.6 million of product during 2000, 2001 and 2002, respectively, from a company controlled by a relative of one of the Company's stockholders/directors.

The Company leased warehouse space from a party related to an officer/director of the Company. Rent expense for the year ended December 31, 2000 was $7,970. This lease was terminated in February 2000.

The Company pays sales commissions to an external sales representative organization, of which one of the principals of this organization was a relative of a stockholder/director of the Company. For the years ended December 31, 2000 and 2001, commissions of $144,662 and $26,113, respectively, were allocated to the related principal. In April 2001, the principal left the external sales representative organization.

14.  EMPLOYEE  BENEFIT  PLANS

The Company has a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute up to 15% of pre-tax gross wages, subject to certain restrictions. The Company makes matching contributions of 50% of the employees' contributions up to 5% of employee wages. For the years ended December 31, 2000, 2001 and 2002, the Company's contributions were approximately $0.3 million, $0.2 million and $0.3 million, respectively.

The Company also maintains a pension plan for hourly union employees. Benefits under this plan are based on a stated amount or specified years of service as negotiated in the respective collective bargaining agreements. The Company's funding policy is to make contributions in amounts actuarially determined by an independent consulting actuary to fund the benefits to be provided.

Net periodic cost of the defined benefit plan included the following components:

                                                Year  Ended  December  31,
                                                --------------------------
(In thousands)                                     1999    2000    2001
                                                   ----    ----    ----
Benefits earned during the period (service cost)  $  99   $ 121   $ 131
Interest cost on projected benefit obligation. .    555     612     637
Expected return on plan assets . . . . . . . . .   (706)   (801)   (772)
Amortization of prior service cost . . . . . . .      -      19      19
Amortization of unrecognized gain. . . . . . . .     (6)      -       -
                                                  ------  ------  ------
Net periodic pension cost (benefit). . . . . . .  $ (58)  $ (49)  $  15

The change in benefit obligation and plan assets and reconciliation of funded status are as follows:

(In thousands)                                                    2000      2001      2002
                                                                  ----      ----      ----
Change in projected benefit obligation during the period:
Projected benefit obligation, beginning of period. . . . . . .  $ 7,274   $ 8,111   $ 9,150
Service cost . . . . . . . . . . . . . . . . . . . . . . . . .       99       121       131
Interest cost. . . . . . . . . . . . . . . . . . . . . . . . .      555       612       637
Actuarial loss . . . . . . . . . . . . . . . . . . . . . . . .      525       682       759
Benefits and non-investment trust expenses paid. . . . . . . .     (342)     (376)     (348)
                                                                --------  --------  --------
Projected benefit obligation, end of period. . . . . . . . . .  $ 8,111   $ 9,150   $10,329
Change in plan assets during the period:
Plan assets at fair value, beginning of period . . . . . . . .  $ 6,821   $ 8,118   $ 7,601
Actual return on plan assets . . . . . . . . . . . . . . . . .      672      (617)     (680)
Employer contributions . . . . . . . . . . . . . . . . . . . .      967       476       575
Benefits and non-investment expenses paid. . . . . . . . . . .     (342)     (376)     (348)
                                                                --------  --------  --------
Plan assets at fair value, end of period . . . . . . . . . . .  $ 8,118   $ 7,601   $ 7,148
Reconciliation of accrued and total amount recognized:
Funded status of the plan. . . . . . . . . . . . . . . . . . .  $     7   $(1,549)  $(3,181)
Unrecognized prior service costs . . . . . . . . . . . . . . .        -       228       208
Unrecognized net loss. . . . . . . . . . . . . . . . . . . . .        4     1,858     4,069
                                                                --------  --------  --------
Net amount recognized. . . . . . . . . . . . . . . . . . . . .  $    11   $   537   $ 1,096
Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost . . . . . . . . . . . . . . . . . . . . .  $    11   $     -   $     -
Accrued benefit liability. . . . . . . . . . . . . . . . . . .        -    (1,549)   (3,181)
Intangible asset . . . . . . . . . . . . . . . . . . . . . . .        -       228       208
Accumulated other comprehensive loss . . . . . . . . . . . . .        -     1,858     4,069
                                                                --------  --------  --------
Net amount recognized. . . . . . . . . . . . . . . . . . . . .  $    11   $   537   $ 1,096

Assumptions used for the year-end disclosure were as follows:
                                                                   2000      2001      2002
                                                                   ----      ----      ----
Discount rate. . . . . . . . . . . . . . . . . . . . . . . . .     7.25%     7.00%     6.50%
Mortality table. . . . . . . . . . . . . . . . . . . . . . . .   83 GAM    83 GAM    83 GAM

Assumptions used for the period expense were as follows:
                                                                   2000      2001      2002
                                                                   ----      ----      ----
Discount rate. . . . . . . . . . . . . . . . . . . . . . . . .     7.75%     7.25%     7.00%
Expected return on plan assets . . . . . . . . . . . . . . . .     9.50%     9.50%     8.50%
Mortality table. . . . . . . . . . . . . . . . . . . . . . . .   83 GAM    83 GAM    83 GAM

The assets of the defined benefit plan are primarily invested in listed stocks and bonds.

15.  SUBSEQUENT  EVENTS  (unaudited)

On March 4, 2003, the Company acquired Learning Curve, with an effective date of February 28, 2003, for 666,667 shares of the Company's common stock and approximately $106.7 million of cash, less debt and capital lease obligations, including $12.0 million in escrow to secure Learning Curve's indemnification obligations under the merger agreement. The purchase price is subject to a post-closing working capital adjustment and to the payment by the Company of additional consideration of up to $6.5 million based on sales and margin targets for the Learning Curve product lines in 2003. This transaction was accounted for under the purchase method and accordingly, the operating results of Learning Curve will be included in our consolidated financial statements from the effective date of the acquisition beginning in the quarter ending March 31, 2003. Learning Curve develops and markets a variety of high-quality, award-winning traditional children's toys for every stage of childhood from birth through age eight. Its product lines include Thomas & Friends Wooden Railway, the top selling brand of expandable wooden toy railway systems in the United States, and the recently introduced Take Along Thomas die-cast train series and playsets. Other products include Lamaze infant toys, Madeline dolls and accessories, Eden(R) plush, Feltkids(R) activity boards and Lionel battery-powered train systems.

Upon the closing of the acquisition of Learning Curve on March 4, 2003, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is comprised of a $60.0 million term loan and a $80 million revolving loan. Thirty million dollars of the term loan has a fixed interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan, bear interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.75%. The applicable margin is based on the Company's ratio of consolidated debt to EBITDA. Upon closing, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of the credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 4, 2003, the Company had $110.0 million outstanding on this credit facility.

In March 2003, we participated in an industry settlement of a number of class action lawsuits including the class action lawsuit originally filed on August 21, 2000, in California state court against Racing Champions South, Inc. and several other defendants in a case entitled Chaset v. The Upper Deck Company, et al. Our portion of the settlement amount was approximately $204,000 and was provided for in the accompanying consolidated balance sheet as of December 31, 2002.