Form 10-Q
period 2003-03-31
RACING CHAMPIONS ERTL CORP
filed 2003-05-15
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT  OF  1934

     For the quarterly period ended March 31, 2003

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from _______ to _________

                     Commission file number:     0-22635
                                              -------------

                                  RC2 Corporation
                   ------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                              36-4088307
              --------                              ----------
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

            800 Veterans Parkway, Bolingbrook, Illinois, 60440-4816
            -------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

Registrant's  telephone  number,  including  area  code:  630-633-3000

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

On May 12, 2003, there were outstanding 17,142,804 shares of the Registrant's $0.01 par value common stock.

                                 RC2 CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                            Page
Item  1.  Condensed  Consolidated  Balance  Sheets  as  of
          March  31, 2003  and  December  31,  2002 . . . . . . . . .        3
          Condensed  Consolidated  Statements  of  Earnings
           for the Three Months Ended March 31, 2003 and 2002. . . . .       4
          Condensed Consolidated Statements of  Cash Flows for the
           Three Months Ended March 31, 2003 and 2002. . . . . . . . .       5
          Notes  to  Unaudited  Condensed  Consolidated
           Financial  Statements . . . . . . . . . . . . . . . . . . .       6
Item  2.  Management's  Discussion  and  Analysis  of  Financial
           Condition and  Results  of  Operations. . . . . . . . . . .      14
Item  3.  Quantitative and Qualitative Disclosures about Market Risk .      18
Item  4.  Controls  and  Procedures. . . . . . . . . . . . . . . . . .      18

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . .      19
Item  2.  Changes  in  Securities  and  Use  of  Proceeds. . . . . . .      19
Item  3.  Defaults  Upon  Senior  Securities . . . . . . . . . . . . .      19
Item  4.  Submission of Matters to a Vote of Security Holders. . . . .      19
Item  5.  Other  Information . . . . . . . . . . . . . . . . . . . . .      19
Item  6.  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . .      20
          Signatures  and  Certifications. . . . . . . . . . . . . . .      21

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

RC2  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(IN  THOUSANDS)


                                             March 31, 2003  December 31, 2002
                                            ---------------  -----------------
                                                (Unaudited)     (Unaudited)
ASSETS:

Current assets:
Cash and cash equivalents. . . . . . . . .        $  20,410     $  17,104
Restricted cash. . . . . . . . . . . . . .              440             -
Accounts receivable, net . . . . . . . . .           41,557        30,911
Inventory. . . . . . . . . . . . . . . . .           44,505        23,563
Other current assets . . . . . . . . . . .           18,081        11,834
                                                  ---------     ---------
   Total current assets. . . . . . . . . .          124,993        83,412
Property and equipment, net. . . . . . . .           40,640        33,371
Goodwill . . . . . . . . . . . . . . . . .          201,528       119,222
Other non-current assets . . . . . . . . .            8,706           282
                                                  ---------     ---------
   Total assets. . . . . . . . . . . . . .        $ 375,867     $ 236,287
                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable and accrued expenses. . .        $  43,655     $  33,132
Current maturities of term loan. . . . . .           13,750             -
Other current liabilities. . . . . . . . .            1,570           741
                                                  ---------     ---------
   Total current liabilities . . . . . . .           58,975        33,873
Revolving line of  credit. . . . . . . . .           50,000         8,000
Non current portion of term loan . . . . .           51,250             -
Other long-term liabilities. . . . . . . .           34,134        23,534
                                                  ---------     ---------
   Total liabilities. . . . . . . . . . .           194,359        65,407
Stockholders' equity. . . . . . . . . . .           181,508       170,880
                                                  ---------     ---------
   Total liabilities and stockholders' equity     $ 375,867     $ 236,287
                                                  =========     =========



     See accompanying notes to condensed consolidated financial statements.

RC2  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  EARNINGS
(IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)


                                              For the three months ended
                                                       March 31,
                                              --------------------------
                                                 2003           2002
                                              -----------    -----------
                                              (Unaudited)    (Unaudited)
Net sales . . . . . . . . . . . . . . . . . .    $42,352       $41,086
Cost of sales . . . . . . . . . . . . . . . .     19,802        20,479
                                                 --------      --------
Gross profit  . . . . . . . . . . . . . . . .     22,550        20,607
Selling, general and administrative expenses.     17,641        15,575
                                                 --------      --------
Operating income. . . . . . . . . . . . . . .      4,909         5,032
Interest expense. . . . . . . . . . . . . . .        360           645
Other income. . . . . . . . . . . . . . . . .       (140)         (360)
                                                 --------      --------
Income before income taxes. . . . . . . . . .      4,689         4,747
Income tax expense. . . . . . . . . . . . . .      1,782         1,899
                                                 --------      --------
Net income. . . . . . . . . . . . . . . . . .    $ 2,907       $ 2,848
                                                 ========      ========
Net income per share:
 Basic. . . . . . . . . . . . . . . . . . . .    $  0.17       $  0.19
                                                 ========      ========
 Diluted. . . . . . . . . . . . . . . . . . .    $  0.17       $  0.18
                                                 ========      ========
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . .     16,666        14,625
 Diluted. . . . . . . . . . . . . . . . . . .     17,551        15,700


     See accompanying notes to condensed consolidated financial statements.

RC2  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(IN  THOUSANDS)


                                                         For the three months ended
                                                                  March 31,
                                                         --------------------------
                                                            2003           2002
                                                         -----------    -----------
                                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . .  $     2,907   $     2,848
 Depreciation and amortization. . . . . . . . . . . . .        2,589         2,253
 Amortization of deferred financing costs . . . . . . .           25           140
 Gain on sale of assets . . . . . . . . . . . . . . . .            -          (367)
 Changes in operating assets and liabilities,
  net of LCI acquisition. . . . . . . . . . . . . . . .       (6,065)        2,324
                                                         ------------  ------------
   Net cash provided by (used in) operating activities.         (544)        7,198

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment . . . . . . . . . .       (3,290)       (4,416)
 Purchase of LCI, net of cash acquired. . . . . . . . .      (99,246)            -
 Proceeds from disposal of property and equipment . . .            -           467
 Increase in other non-current assets . . . . . . . . .         (130)          (47)
                                                         ------------  ------------
   Net cash used in investing activities. . . . . . . .     (102,666)       (3,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank.  . . . . . . . . . . . . . . . . .      115,000             -
 Payments to bank . . . . . . . . . . . . . . . . . . .       (8,000)       (4,000)
 Issuance of common stock . . . . . . . . . . . . . . .          126            75
                                                         ------------  ------------
   Net cash provided by (used in) financing activities.      107,126        (3,925)
   Effect of exchange rates on cash . . . . . . . . . .         (170)         (157)
                                                         ------------  ------------
   Net increase (decrease) in cash and cash equivalents        3,746          (880)
                                                         ------------  ------------
Cash and cash equivalents, beginning of period. . . . .       17,104        16,510
Restricted cash . . . . . . . . . . . . . . . . . . . .         (440)            -
                                                         ------------  ------------
Cash and cash equivalents, end of period. . . . . . . .  $    20,410   $    15,630
                                                         ============  ============

Supplemental information:
Cash flows during the period for:
 Interest . . . . . . . . . . . . . . . . . . . . . . .  $       263   $       818
 Income taxes . . . . . . . . . . . . . . . . . . . . .  $     1,741   $     3,405
 Income tax refunds received. . . . . . . . . . . . . .  $        78   $        80

Non cash investing and financing activity during
 the period:
   666,666 shares of common stock issued for the
   purchase of LCI. . . . . . . . . . . . . . . . . . .  $     7,810            -


     See accompanying notes to condensed consolidated financial statements.

RC2  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries ("the Company"). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and the cash flows for the three-month periods ended March 31, 2003 and 2002.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  BUSINESS  COMBINATION

On March 4, 2003, with an effective date of February 28, 2003, the Company acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of the Company with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company's common stock. The total consideration to be received by the Learning Curve shareholders in the acquisition will depend on the results of the LCI product lines in 2003. Additional consideration of up to $6.5 million is contingent upon LCI product lines achieving certain sales and margin targets. LCI develops and markets a variety of high-quality, award winning traditional children's toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in the Company's condensed consolidated financial statements since the effective date of the acquisition. The purchase was funded with the company's new credit facility (Note 7). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $83.0 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet.

The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated relative fair values as of the closing of the LCI acquisition. The purchase price was allocated to the net assets of LCI based on their estimated relative fair values on February 28, 2003, as follows (in thousands):


Total purchase price, including expenses. . . . .                $116,910
                                                                 --------
Less:
Current assets. . . . . . . . . . . . . . . . . .  $ 49,120
Property, plant and equipment, net. . . . . . . .     6,485
Other long-term assets. . . . . . . . . . . . . .     8,511
Liabilities assumed . . . . . . . . . . . . . . .   (30,157)       33,959
                                                   ---------     --------
Excess of purchase price over net assets acquired                $ 82,951
                                                                 ========



The allocation of purchase price is subject to final determination based on valuations and other determinations that will be completed during 2003 including performing valuations to determine the fair value of any acquired identifiable intangible assets. To the extent such assets are amortizable, amortization expense will be increased.

The following unaudited pro forma consolidated financial data for the three months ended March 31, 2003 and 2002 assume that the LCI acquisition occurred as of January 1 of each year (in thousands, except per share data):



                       For the three months ended
                                March 31,
                       --------------------------
                           2003          2002
                       -----------    -----------
                        (Unaudited)   (Unaudited)

Net sales . . . . . .  $    58,879   $    63,425
                       -----------   -----------

Net income. . . . . .  $       155   $     1,949
                       ===========   ===========
Net income per share:
  Basic . . . . . . .  $      0.01   $      0.13
                       ===========   ===========
  Diluted . . . . . .  $      0.01   $      0.12
                       ===========   ===========


Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE  3 - ACCOUNTING  FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123,
"Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recorded based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options. To date, no compensation expense has been recorded related to stock-based compensation agreements with employees.

Had compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan, been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):


                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                         2003           2002
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)
Net income as reported.. . . . . . . . . . . . . . .    $ 2,907       $ 2,848
Deduct: total stock-based employee compensation
  expense determined under fair value based method
  for all issuances, net of related tax effects. . .       (210)         (199)
                                                        --------      --------

Pro forma net income . . . . . . . . . . . . . . . .    $ 2,697       $ 2,649
                                                        ========      ========
Basic net income per share
  As reported. . . . . . . . . . . . . . . . . . . .    $  0.17       $  0.19
  Pro forma. . . . . . . . . . . . . . . . . . . . .    $  0.16       $  0.18
Diluted net income per share
  As reported. . . . . . . . . . . . . . . . . . . .    $  0.17       $  0.18
  Pro forma. . . . . . . . . . . . . . . . . . . . .    $  0.15       $  0.17


The fair value of each stock option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, risk-free rates of return from 3.68% to 5.74%, volatility factors of 79.08% to 87.76% and expected life of 5 to 10 years. The weighted average fair value of options granted during the first quarter of 2003 under the Company's stock option plan was $11.64. There were no options granted under the Company's stock option plan during the first quarter of 2002.

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

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS No. 131, the Company reports net sales, by each group of product lines and by distribution channel. Amounts for the quarters ended March 31, 2003 and 2002 are as shown in the table below.


(amounts in thousands)                                   2003     2002
                                                        ------   ------
Automotive, high performance and
 racing vehicle replicas . . . . . . . . . . . . . . .  $14,546  $18,783
Traditional children's  toys . . . . . . . . . . . . .   11,188    5,548
Agricultural, construction and outdoor
 sports vehicle replicas . . . . . . . . . . . . . . .    8,118    8,652
Sports trading cards and racing apparel and souvenirs.    6,359    6,555
Collectible figures. . . . . . . . . . . . . . . . . .    1,700    1,172
Other. . . . . . . . . . . . . . . . . . . . . . . . .      441      376
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $42,352  $41,086
                                                        =======  =======

Chain retailers. . . . . . . . . . . . . . . . . . . .  $16,459  $14,782
Specialty and hobby wholesalers and retailers. . . . .   14,970   12,859
OEM dealers. . . . . . . . . . . . . . . . . . . . . .    5,205    6,666
Corporate promotional. . . . . . . . . . . . . . . . .    2,792    3,912
Direct to consumer . . . . . . . . . . . . . . . . . .    2,562    2,557
Other. . . . . . . . . . . . . . . . . . . . . . . . .      364      310
                                                        -------  -------
Net sales. . . . . . . . . . . . . . . . . . . . . . .  $42,352  $41,086
                                                        =======  =======

Information for the quarters ended March 31, 2003 and 2002 by geographic area is set forth in the table below.

(amounts in thousands)                          2003       2002
                                               ------     ------
Net sales:
     United States . . . . . . . . . . . . .  $ 37,895   $ 36,717
     Foreign . . . . . . . . . . . . . . . .     6,261      4,620
     Sales and transfers between geographic
      areas. . . . . . . . . . . . . . . . .    (1,804)      (251)
                                              ---------  ---------
Combined total . . . . . . . . . . . . . . .  $ 42,352   $ 41,086
                                              =========  =========

Operating income:
     United States . . . . . . . . . . . . .  $  4,666   $  4,346
     Foreign . . . . . . . . . . . . . . . .       243        686
                                              ---------  ---------
Combined total . . . . . . . . . . . . . . .  $  4,909   $  5,032
                                              =========  =========


NOTE  5  -  COMPREHENSIVE  INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Comprehensive income for the three-month periods ended March 31, 2003 and 2002 is calculated as follows:


(amounts in thousands)                                   2003     2002
                                                       -------  -------
Net income . . . . . . . . . . . . . . . . . . . .     $2,907   $2,848
Other comprehensive loss-foreign
 currency translation adjustments. . . . . . . . .       (216)    (160)
                                                       -------  -------
Comprehensive income . . . . . . . . . . . . . . .     $2,691   $2,688
                                                       =======  =======

NOTE  6  -  COMMON  STOCK

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:


                                                           Shares               Shares
                                                        outstanding at      outstanding at
                     Authorized shares    Par Value     March 31, 2003     December 31, 2002
                     -----------------    ---------     --------------     -----------------
Voting Common Stock      28,000,000        $  0.01        17,140,110          16,463,371

At December 31, 2002 the Company held 1,830,295 shares of its common stock in treasury. In January of 2003 the Company sold 2,823 shares out of treasury to company employees under the Employee Stock Purchase Plan for $34,681. In March of 2003 the company sold 6,500 shares out of treasury to three of the Company's executive officers for $79,677 and issued 750 shares to key employees as part of compensation for an underlying value of $11,708.

Also, as discussed in Note 2, the Company issued 666,666 shares of the Company's common stock in connection with its acquisition of LCI.

NOTE  7  -  DEBT

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its April 2002 credit facility (see below). This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.75%. The applicable margin is based on the Company's ratio of consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At March 31, 2003, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2003, the Company had $115.0 million outstanding on this credit facility.

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a credit facility in April 2002 to replace its previous credit facility. The credit facility was a three-year $50.0 million unsecured revolving loan that bore interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varied between 0.75% and 1.40%. The applicable margin was based on the Company's ratio of consolidated debt to consolidated EBITDA. This facility was replaced with the March 2003 credit facility discussed above.

NOTE  8  -  INTEREST  RATE  COLLAR

The Company's credit agreement prior to April 2002 required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30-day LIBOR rates of 8% and floor of 5.09%. The agreement, which had quarterly settlement dates, was in effect through June 3, 2002. During the first quarter of 2002, the Company paid $266,000 on the agreement, which was included in interest expense on the accompanying condensed consolidated statement of earnings.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." A benefit of approximately $261,000 was recorded in interest expense on the accompanying condensed consolidated statement of earnings related to the change in fair value of the interest rate collar during the quarter ended March 31, 2002.

NOTE  9  -  NET  INCOME  PER  SHARE

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Certain options and warrants were not included in the weighted average share calculation as their exercise price exceeded the average fair market value of the common stock during the period.

NOTE  10  -  LEGAL  PROCEEDINGS

As of December 31, 2002, LCI was a defendant in an action brought by PlayWood Toys, Inc. alleging that LCI and certain of its officers and employees misappropriated one or more trade secrets relating to a track manufactured and sold by LCI as Clickety Clack Track(TM). The case was presented to a jury from August 4 through August 15, 2000. At the close of PlayWood's case, LCI presented a motion for judgment, which is the equivalent of a request to dismiss the claim. The Court deferred ruling on that motion. Following the extended trial, the jury returned an adverse verdict finding that LCI should pay PlayWood a substantial royalty on sales of Clickety Clack Track(TM) products for the life of those products, including royalties for prior LCI sales. LCI then renewed its motion for judgment, and PlayWood filed its own motion for judgment. On March 13, 2002 the court issued an opinion and order, which found that PlayWood had no protectable trade secret. Therefore, the court granted LCI's motion for judgment and denied PlayWood's motion. PlayWood appealed the court's decision, presenting its case on December 13, 2002. No ruling has been made regarding the appeal. It has been and remains the opinion of management that this suit was without merit and that PlayWood's appeal of the Court's order of March 13, 2002 will not be successful. The Company disputes these claims and intends to vigorously defend its position although no assurance can be given as to the outcome of this matter.

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

NOTE  13  -  RELATED  PARTY  TRANSACTIONS

At March 21, 2003, advances in the amount of $183.3 thousand were due from two employees and minority interest stockholders of two of the Company's majority-owned subsidiaries. Interest on these advances is at the prime rate and the principal portion is due in payments through June 30, 2007.

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through May 15, 2011.

The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has approximately 600 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not they meet specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the periods ended March 31, 2003 and 2002.

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

                              RESULTS OF OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net sales. Net sales for the first quarter of 2003 increased by 3.2% to $42.4 million compared with $41.1 million for the first quarter of 2002. This sales increase was primarily attributable to the addition of the LCI business for the month of March. Net sales increases occurred in our traditional children's toys and collectible figures categories, but these were partially offset by decreases in our other product categories.

The increase in net sales in our traditional children's toy category was approximately 102%, as this is the category that includes all of the LCI product lines. Net sales in our collectible figures category also increased by approximately 45%, due primarily to our Joyride Studios figures, which were not yet available in the first quarter of 2002. Net sales in our automotive, high performance and racing vehicle replica category decreased approximately 23%, primarily in racing and model kits. Net sales in our agricultural, construction and outdoor sports vehicle replicas category decreased approximately 6%; however, part of this decrease was due to our movement of a collector release that historically occurs in March to April. Net sales in our sports trading cards and racing apparel and souvenirs category decreased approximately 3%.

Net sales excluding the results of LCI, decreased by $5.9 million versus the prior year first quarter. While there were offsetting increases and decreases for various products in each of our categories, the overall decrease was primarily due to lower net sales of racing vehicle replicas which were lower by approximately $3.3 million and model kits which were lower by approximately $2.5 million.

Gross profit. Gross profit increased $2.0 million, or 9.7 %, to $22.6 million for the three months ended March 31, 2003 from $20.6 million for the three months ended March 31, 2002. The gross profit margin (as a percentage of net sales) increased to 53.3 % in the first quarter of 2003 compared to 50.1 % in the first quarter of 2002 primarily due to favorable product sales mix. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.0 million, or 12.8%, to $17.6 million for the three months ended March 31, 2003 from $15.6 million for the three months ended March 31, 2002. As a percentage of net sales, selling, general and administrative expenses increased to 41.5 % for the three months ended March 31, 2003 from 37.9% for the three months ended March 31, 2002. The increase in selling, general and administrative expenses was primarily due to the addition of the LCI business for the month of March.

Operating income. Operating income decreased slightly to $4.9 million from $5.0 million, and as a percentage of net sales, also decreased slightly to 11.6% of net sales from 12.2% in the prior year first quarter.

Net interest expense. Net interest expense of $0.4 million for the three months ended March 31, 2003 and $0.6 million for the three months ended March 31, 2002 relates primarily to bank term loans and lines of credit. The decrease in net interest expense was due to the reduction in average outstanding debt balances and the decrease in interest rates. Additionally, a benefit of approximately $261,000 was recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the first quarter of 2002, and the Company paid $266,000 on the agreement, which was also included in interest expense on the accompanying condensed consolidated statements of earnings. The $115.0 million in debt that the Company incurred in the first quarter of 2003 will increase interest expense in future periods.

Income tax. Income tax expense for the three months ended March 31, 2003 and 2002 includes provisions for federal, state and foreign income taxes at an effective rate of 38.0% and 40.0%, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used net cash of approximately $0.5 million during the three months ended March 31, 2003. Capital expenditures for the three months ended March 31, 2003 were approximately $ 3.3 million, of which approximately $2.8 million was for molds and tooling.

Upon closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its April 2002 credit facility (see below). This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.75%. The applicable margin is based on the Company's ratio of consolidated debt to EBITDA. At March 31, 2003, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2003, the Company had $115.0 million outstanding on this credit facility and the Company was in compliance with all covenants.

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a new credit facility to replace its previous credit facility. The credit facility was a three-year $50.0 million unsecured revolving loan that bore interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varied between 0.75% and 1.40%. The applicable margin was based on the Company's ratio of consolidated debt to consolidated EBITDA. This credit facility was replaced with the March 2003 credit facility discussed above.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2003, principally for molds and tooling, will be approximately $ 16.0 million.

The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2003. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

     Allowance for Doubtful Accounts. The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their net realizable value. The Company's allowance is based on management's assessment of the business environment, customers' financial condition, historical trends, vendor payment practices, receivable aging and customer disputes. The Company has purchased credit insurance which covers a portion of its receivables from major customers. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

     Inventories. Inventories, net of an allowance for excess quantities and obsolescence, are stated at lower of cost or market. Inventory allowances are recorded for damaged, obsolete, excess, and slow-moving inventory. The Company's management uses estimates to record these allowances based on their review of inventory by product category, length of time on hand, and order bookings. Changes in public and consumer preferences and demand for product or changes in the customer's buying patterns and inventory management could impact the inventory valuation.

     Impairment of Long-Lived Assets and Goodwill. Long-Lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards
("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Goodwill has been reviewed for impairment based on SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.

     Income Taxes. The Company records current and deferred income tax liabilities. In determining the required liability, management considers certain tax exposures and all available evidence. However, if the available evidence were to change in the future, an adjustment to the tax-related balances may be required.

     Accrued Allowances. We ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued for throughout the year, as sales are recorded. The allowances are based on the terms of the various programs in effect, however, management also takes into consideration historical trends and specific customer and product information when making its estimates.

     Accrued Royalties. Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period as well as management estimates for additional royalty exposures. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. Royalty expense is included in selling, general and administrative expenses on the condensed consolidated statements of earnings.

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend,""may," "planned," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company may experience difficulty in integrating its acquisition of LCI; (2) the debt leverage incurred by the Company in connection with the LCI acquisition could adversely affect the Company's profit margins, limit the Company's ability to capitalize on future business opportunities and subject the Company to adverse effects from fluctuations in interest rates; (3) the Company may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; (4) the Company is dependent on timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; (5) the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; (6) competition in the markets for the Company's products may increase significantly; (7) the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; (8) the Company may experience unanticipated negative results of litigation; (9) the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; (10) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (11) the Company may not be able to collect outstanding accounts receivable from its major retail customers; (12) the Company is subject to risks related to doing business in foreign markets, including currency exchange rate fluctuations, economic and political instability, restrictive actions by foreign governments, and complications in complying with trade and foreign tax laws; and
(13) general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Based on the Company's interest rate exposure on variable borrowing at March 31, 2003, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $71,000 per month.

ITEM  4.  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (a)  Not  applicable.

     (b)  Not  applicable.


     (c) Effective March 26, 2003, the Company sold 2,500 shares of common stock to Curtis W. Stoelting, the Company's Chief Executive Officer, 2,500 shares of common stock to Peter J. Henseler, the Company's President, and 1,500 shares of common stock to Jody L. Taylor, the Company's Chief Financial Officer and Secretary. The shares were sold from the Company's treasury stock at a price of $12.26 per share. The shares were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

          Pursuant to the LCI acquisition, the Company issued 525,877 shares of common stock to Richard E. Rothkopf and 140,789 shares of common stock to The John W. Lee Revocable Trust. John W. Lee II is the sole trustee of The John W. Lee Revocable Trust. Mr. Rothkopf is an Executive Vice President and director of the Company and Chairman of Learning Curve and Mr. Lee is an Executive Vice President of the Company and President of Learning Curve. The shares were issued in a private placement exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

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

          3.4 Certificate of Ownership and Merger changing the Company's name to RC2 Corporation.

          3.5 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1998).

          10.1 Agreement and Plan of Merger, dated as of February 3, 2003, among the Company, RBVD Sub I Inc., Racing Champions Worldwide Limited, Racing Champions Limited and Learning Curve International, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 4, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 18, 2003).

          10.2 Credit Agreement, dated as of March 4, 2003, by and among the Company, RC Ertl, Inc., Racing Champions South, Inc., Learning Curve International, Inc., Racing Champions Worldwide Limited, Harris Trust and Savings Bank, as lender and administrative agent, certain other corporations party thereto and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 4, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 18, 2003).

     (b)  Reports  on  Form  8-K:

          Form 8-K dated March 4, 2003, filed with the Securities and Exchange Commission on March 18, 2003, to report the acquisition of LCI pursuant to Item 2.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated  this  15th  day  of  May  2003.

                                          RC2  CORPORATION

                                          By     /s/  Curtis  W.  Stoelting
                                             ___________________________________
                                                 Curtis W. Stoelting, Chief
                                                     Executive Officer


                                            By     /s/  Jody  L.  Taylor
                                               _________________________________
                                               Jody  L. Taylor, Chief  Financial
                                                  Officer  and Secretary

                                 CERTIFICATIONS


I, Curtis W. Stoelting, Chief Executive Officer of RC2 Corporation, certify that:

     1.     I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  RC2
Corporation;

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


     Date:  May  15,  2003


                                               /s/ Curtis W. Stoelting
                                               ---------------------------------
                                               Curtis  W.  Stoelting
                                               Chief  Executive  Officer

I,  Jody  L.  Taylor,  Chief Financial Officer of RC2 Corporation, certify that:

     1.     I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  RC2
Corporation;

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


     Date:  May  15,  2003


                                               /s/ Jody L. Taylor
                                               ---------------------------------
                                               Jody  L.  Taylor
                                               Chief  Financial  Officer