Form 10-K/A
period 2002-12-31
RC2 CORP
filed 2003-07-02
CIK 1034239

Form 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

                         Commission file number 0-22635


                                  RC2 Corporation
                        ---------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                 Delaware                          36-4088307
                 --------                          ----------
    (State or Other Jurisdiction of     (IRS Employer Identification  No.)
     Incorporation or Organization)

      800 Veterans Parkway, Bolingbrook, Illinois                  60440
---------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code:  630-633-3000
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

RC2 Corporation (the "Company") is amending Item 14 of Part III of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003, to read in its entirety as follows:


Item  14.  Controls  and  Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Date:  July 1,  2003                           RC2  CORPORATION

                                               By  /s/  Curtis  W.  Stoelting
                                                  ------------------------------
                                                     Curtis  W.  Stoelting,
                                                   Chief  Executive  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature                                       Title                     Date
--------------------------------  ----------------------------------  ------------
          *                       Chairman of the Board and           July 1, 2003
------------------------------    Director
Robert E. Dods

          *                       Vice Chairman of the Board          July 1, 2003
------------------------------    and Director
Boyd L. Meyer

 /s/ Curtis W. Stoelting          Chief Executive Officer and         July 1, 2003
------------------------------    Director (Principal Executive
Curtis W. Stoelting               Officer

          *                       President and Director              July 1, 2003
------------------------------
Peter J. Henseler

 /s/ Jody L. Taylor               Chief Financial Officer and         July 1, 2003
------------------------------    Secretary (Principal Financial
Jody L. Taylor                    Accounting Officer)

          *                       Director                            July 1, 2003
------------------------------
Peter K.K. Chung

          *                       Director                            July 1, 2003
------------------------------
Paul E. Purcell

          *                       Director                            July 1, 2003
------------------------------
John S. Bakalar

          *                       Director                            July 1, 2003
------------------------------
John J. Vosicky

          *                       Director                            July 1, 2003
------------------------------
Daniel M. Wright


 /s/ Curtis W. Stoelting                                              July 1, 2003
--------------------------------
Curtis W. Stoelting
*Attorney-in-Fact
