Form 10-Q/A
period 2003-03-31
RC2 CORP
filed 2003-07-02
CIK 1034239

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

RC2 Corporation (the "Company") is amending Item 4 of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003, to read in its entirety as follows:

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated  this  1st  day  of  July,  2003.

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