Form 10-Q
period 2003-06-30
RC2 CORP
filed 2003-08-12
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission file number:       0-22635

                           RC2 Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4088307

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
800 Veterans Parkway, Bolingbrook, Illinois, 60440-4816
(Address of principal executive offices)

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

On August 8, 2003, there were outstanding 17,145,563 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

JUNE 30, 2003

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I.      FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2003 (Unaudited)	December 31, 2002 (Unaudited)

ASSETS:
Cash and cash equivalents	$16,773	$ 17,104
Restricted cash	40	---
Accounts receivable, net	48,805	30,911
Inventory	50,821	23,563
Other current assets	17,763	11,834

Total current assets	134,202	83,412
Property and equipment, net	39,248	33,371
Goodwill	201,324	119,222
Other non-current assets	5,015	282

Total assets	$379,789	$236,287

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$46,920	$ 33,132
Current maturities of term loan	17,500	---
Other current liabilities	745	741

Total current liabilities	65,165	33,873
Revolving line of credit	57,000	8,000
Non-current portion of term loam	42,500	---
Other long-term liabilities	28,934	23,534

Total liabilities	193,599	65,407
Stockholders' equity	186,190	170,880

Total liabilities and stockholders' equity	$379,789	$236,287

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended June 30,				For the six months ended June 30,

	2003		2002		2003		2002

	(Unaudited	)	(Unaudited	)	(Unaudited	)	(Unaudited	)

Net sales	$70,059		$48,006		$112,411		$89,093
Cost of sales	35,841		22,080		55,642		42,560

Gross profit	34,218		25,926		56,769		46,533
Selling, general and administrative expenses	26,774		16,806		44,416		32,382

Operating income	7,444		9,120		12,353		14,151
Interest expense, net	1,061		1,010		1,421		1,655
Other expense (income)	359		(148)		219		(509)

Income before income taxes	6,024		8,258		10,713		13,005
Income tax expense	2,289		3,303		4,071		5,202

Net income	$3,735		$4,955		$6,642		$7,803

Net income per share:
Basic	$0.22		$0.30		$0.39		$0.50

Diluted	$0.21		$0.29		$0.37		$0.47

Weighted average shares outstanding:
Basic	17,142		16,347		16,906		15,483
Diluted	18,169		17,291		17,862		16,505

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the six months ended June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$6,642	$7,803
Depreciation and amortization	5,663	4,536
Amortization of deferred financing costs	98	688
Loss (gain) on sale of assets	93	(348)
Changes in operating assets and liabilities	(14,824)	1,068

Net cash (used in) provided by operating activities	(2,328)	13,747

Cash flows from investing activities:
Purchase of property and equipment	(5,186)	(5,758)
Purchase of LCI, net of cash acquired	(99,042)	---
Proceeds from disposal of property and equipment	30	491
Increase in other non-current assets	(266)	(38)

Net cash used in investing activities	(104,464)	(5,305)

Cash flows from financing activities:
Proceeds from bank	120,000	34,000
Payments to bank	(11,000)	(73,000)
Issuance of common stock upon option exercise	---	82
Issuance of common stock upon warrant exercise	---	3,634
Issuance of treasury stock	159	59
Payment of note payable	(2,862)	---
Net cash proceeds from public stock offering	---	24,741

Net cash provided by (used in) financing activities	106,297	(10,484)
Effect of exchange rate changes on cash	204	384

Net decrease in cash and cash equivalents	(291)	(1,658)

Cash and cash equivalents, beginning of year	17,104	16,510
Restricted cash	(40)	----

Cash and cash equivalents, end of period	$16,773	$14,852

Supplemental information:
Cash flows during the period for:
Interest	$1,261	$1,312
Income taxes	$4,916	$5,934
Income tax refunds received	$89	$121

Non-cash investing and financing activity during the period:
666,666 shares of stock issued for the purchase of LCI	$7,810	---

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries ("the Company"). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002, and its cash flows for the six-month periods ended June 30, 2003 and 2002.

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

The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

Note 2 - Business Combination

On March 4, 2003, with an effective date of February 28, 2003, the Company acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of the Company with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company's common stock. The total consideration to be received by the LCI shareholders in the acquisition will depend on the results of the LCI product lines in 2003. Additional consideration of up to $6.5 million is contingent upon LCI product lines achieving certain sales and margin targets. LCI develops and markets a variety of high-quality, award winning traditional children's toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in the Company's condensed consolidated financial statements since the effective date of the acquisition. The purchase was funded with the Company's new credit facility (Note 7). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $82.7 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet.

The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated relative fair values as of the closing of the LCI acquisition. The purchase price was allocated to the net assets of LCI based on their estimated relative fair values on February 28, 2003, as follows: (in thousands)

Total purchase price, including expenses		$116,809

Less:
Current assets	$49,120
Property, plant and equipment, net	6,485
Other long-term assets	8,511
Liabilities assumed	(30,157)	33,959

Excess of purchase price over net assets acquired		$82,850

The allocation of purchase price is subject to final determination based on valuations and other determinations that will be completed during 2003 including performing valuations to determine the fair value of any acquired identifiable intangible assets. To the extent such assets are amortizable, amortization expense will be increased.

The following unaudited pro forma consolidated results of operations for the six-months ended June 30, 2003 and 2002 assume that the LCI acquisition occurred as of January 1 of each year (in thousands, except per share data):

	For the six months ended June 30,

	2003	2002

	(Unaudited)	(Unaudited )

Net sales	$128,938	$139,015

Net income	$3,890	$6,663

Net income per share:
Basic	$0.23	$0.41

Diluted	$0.22	$0.39

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Note 3—Accounting for Stock-based Compensation

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

	For the three months ended June 30,				For the six months ended June 30,

	2003		2002		2003		2002

	(Unaudited	)	(Unaudited	)	(Unaudited	)	(Unaudited	)

Net income as reported	$3,735		$4,955		$6,642		$7,803
Deduct: total stock-based employee compensation expense determined under fair value-based method for all issuances, net of related tax effects	(254)		(199)		(464)		(398)

Pro forma net income	$3,481		$4,756		$6,178		$7,405

Basic net income per share:
As reported	$0.22		$0.30		$0.39		$0.50
Pro forma	$0.20		$0.29		$0.37		$0.48
Diluted net income per share:
As reported	$0.21		$0.29		$0.37		$0.47
Pro forma	$0.19		$0.28		$0.35		$0.45

The fair value of each stock option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, risk-free rates of return from 1.12% to 5.74%, volatility factors of 79.08% to 87.76% and expected life of 0.25 to 10 years. The weighted average fair value of options granted during the first half of 2003 under the Company's stock option plan was $11.64. There were no options granted under the Company's stock option plan during the first six months of 2002.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may be granted.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS No. 123, which establishes a fair value-based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period.

Note 4 – Business Segments

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS No. 131, the Company reports net sales by each group of product lines and by distribution channel. Amounts for the quarters ended June 30, 2003 and 2002 are as shown in the table below.

(amounts in thousands)	2003	2002

Automotive, high performance and racing vehicle replicas	$19,167	$18,926
Traditional children's toys	30,982	8,157
Agricultural, construction and outdoor sports vehicle replicas	8,529	9,552
Sports trading cards and racing apparel and souvenirs	9,225	9,561
Collectible figures	1,341	1,518
Other	815	292

Net sales	$70,059	$48,006

Chain retailers	$29,631	$14,584
Specialty and hobby wholesalers and retailers	28,235	16,924
OEM dealers	5,395	6,526
Corporate promotional	3,191	5,547
Direct to consumer	2,846	4,166
Other	761	259

Net sales	$70,059	$48,006

Amounts for the six months ended June 30, 2003 and 2002 are as shown in the table below.

(amounts in thousands)	2003	2002

Automotive, high performance and racing vehicle replicas	$33,714	$37,709
Traditional children's toys	42,170	13,706
Agricultural, construction and outdoor sports vehicle replicas	16,647	18,203
Sports trading cards and racing apparel and souvenirs	15,585	16,116
Collectible figures	3,041	2,690
Other	1,254	669

Net sales	$112,411	$89,093

Chain retailers	$46,091	$29,364
Specialty and hobby wholesalers and retailers	43,205	29,784
OEM dealers	10,600	13,192
Corporate promotional	5,982	9,459
Direct to consumer	5,408	6,723
Other	1,125	571

Net sales	$112,411	$89,093

Information for the quarter ended June 30, 2003 and 2002 by geographic area is set forth in the table below.

(amounts in thousands)
Net sales:	2003	2002

United States	$65,843	$42,309
Foreign	12,004	5,984
Sales and transfers between geographic areas	(7,788)	(287)

Combined total	$70,059	$48,006

Operating income:
United States	$6,507	$8,198
Foreign	937	922

Combined total	$7,444	$9,120

Information for the six months ended June 30, 2003 and 2002 by geographic area is set forth in the table below.

(amounts in thousands)
Net sales:	2003	2002

United States	$103,704	$78,792
Foreign	18,374	10,805
Sales and transfers between geographic areas	(9,667)	(504)

Combined total	$112,411	$89,093

Operating income:
United States	$11,173	$12,543
Foreign	1,180	1,608

Combined total	$12,353	$14,151

Note 5 – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income for the six-month periods ended June 30, 2003 and 2002 is calculated as follows:

(amounts in thousands)	2003	2002

Net income	$6,642	$7,803
Other comprehensive income—foreign currency translation adjustments	698	554

Comprehensive income	$7,340	$8,357

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

			Shares outstanding at	Shares outstanding at
	Authorized shares	Par Value	June 30, 2003	December 31, 2002

Voting Common Stock	28,000,000	$0.01	17,142,804	16,463,371

At December 31, 2002 the Company held 1,830,295 shares of its common stock in treasury. In January and April of 2003 the Company sold 2,823 and 2,694 shares out of treasury to Company employees under the Employee Stock Purchase Plan for $34,681 and $32,732, respectively. In March of 2003, the Company sold 6,500 shares out of treasury to three of the Company's executive officers for $79,677 and issued 750 shares to key employees as compensation for an underlying value of $11,708.

Also, as discussed in Note 2, the Company issued 666,666 shares of the Company's common stock in connection with its acquisition of LCI.

Note 7 – Debt

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its April 2002 credit facility (see below). This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.75%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). At June 30, 2003 the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On June 30, 2003, the Company had $117.0 million outstanding on this credit facility and the Company was in compliance with all covenants.

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

Note 8 – Interest Rate Collar

The Company's credit agreement prior to April 2002 required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30-day LIBOR rates of 8% and a floor of 5.09%. The agreement, which had quarterly settlement dates, was in effect through June 3, 2002. For the six months ended June 30,2002, the Company paid $548,417 on the agreement, which was included in interest expense on the accompanying condensed consolidated statement of earnings.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." A benefit of approximately $542,000 was recorded in interest expense on the accompanying condensed consolidated statement of earnings related to the change in fair value of the interest rate collar during the six month period ended June 30, 2002.

Note 9 – Net Income Per Share

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

Note 10 – Legal Proceedings

As of December 31, 2002, LCI was a defendant in an action brought by PlayWood Toys, Inc. alleging that LCI and certain of its officers and employees misappropriated one or more trade secrets relating to a track manufactured and sold by LCI as Clickety Clack Track™. The case was presented to a jury from August 4 through August 15, 2000. At the close of PlayWood's case, LCI presented a motion for judgment, which is the equivalent of a request to dismiss the claim. The Court deferred ruling on that motion. Following the extended trial, the jury returned an adverse verdict finding that LCI should pay PlayWood a substantial royalty on sales of Clickety Clack Track™ products for the life of those products, including royalties for prior LCI sales. LCI then renewed its motion for judgment, and PlayWood filed its own motion for judgment. On March 13, 2002 the court issued an opinion and order, which found that PlayWood had no protectable trade secret. Therefore, the court granted LCI's motion for judgment and denied PlayWood's motion. PlayWood appealed the court's decision, presenting its case on December 13, 2002. No ruling has been made regarding the appeal. It has been and remains the opinion of management that this suit was without merit and that PlayWood's appeal of the Court's order of March 13, 2002 will not be successful. The Company disputes these claims and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

Note 11 – Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 12 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 13 – Related Party Transactions

At June 30, 2003, advances (including accrued interest) in the amount of $185,000 were due from two employees, one of whom is a minority interest stockholder of a majority-owned subsidiary of the Company. Interest on these advances is at the prime rate and the principal portion is due through June 30, 2007.

Note 14 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through May 15, 2011.

The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has approximately 600 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not they meet specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the six months ended June 30, 2003.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net sales. Net sales for the second quarter of 2003 increased by 46.0% to $70.1 million compared with $48.0 million for the second quarter of 2002. This sales increase was primarily attributable to the addition of LCI. Net sales increases occurred in our traditional children's toys and automotive, high performance and racing vehicle replicas categories, but these were partially offset by decreases in our other product categories.

The increase in sales in our traditional children's toy category was approximately 280%, as this is the category that includes all of the Learning Curve branded product lines. Sales in our automotive, high performance and racing vehicle replica category increased approximately 1% due to strong performance in our Fast and Furious product line, which offset decreases that continued in racing and custom and classic vehicle replicas. Sales in our smallest product category, collectible figures, decreased by approximately 12%. Sales in our agricultural, construction and outdoor sports vehicle replicas category decreased approximately 11%, due to both soft sales at our agricultural OEM dealers as well as the timing of collector programs this year versus last year. Sales in our sports trading cards and racing apparel and souvenirs category decreased approximately 4%, primarily due to lower apparel and souvenir sales at trackside events.

Net sales of Learning Curve branded products totaled $26.4 million in the second quarter which represents a 4.3% decrease when compared with the LCI's second quarter 2002 net sales of $27.6 million (LCI's 2002 net sales are not included in RC2 Corporation's 2002 net sales). Net sales of Racing Champions Ertl branded products in the second quarter totaled $43.7 million, a 9.0% decrease compared with prior year second quarter sales of $48.0 million. Racing vehicle replicas continued to experience negative sales trends, with our second quarter 2003 sales in this area declining by $2.7 million or 51.6% compared with the second quarter of 2002.

Gross profit. Gross profit increased $8.3 million, or 32.0%, to $34.2 million for the three months ended June 30, 2003 from $25.9 million for the three months ended June 30, 2002. The gross profit margin (as a percentage of net sales) decreased to 48.8% in the second quarter of 2003 compared with 54.0% in the second quarter of 2002 primarily due to a less favorable product mix in the second quarter of 2003 versus the second quarter of 2002. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $10.0 million, or 59.5%, to $26.8 million for the three months ended June 30, 2003 from $16.8 million for the three months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses increased to 38.2% for the three months ended June 30, 2003 from 35.0% for the three months ended June 30, 2002. The increase in selling, general and administrative expenses was primarily due to the addition of LCI.

Operating income. Operating income decreased to $7.4 million from $9.1 million, and as a percentage of net sales, also decreased to 10.6% of net sales from 19.0% in the prior year second quarter.

Net interest expense. Net interest expense of $1.1 million for the three months ended June 30, 2003 and $1.0 million for the three months ended June 30, 2002 relates primarily to bank term loans and lines of credit. The increase in net interest expense was due to higher average borrowings due to our acquisition of LCI during the first quarter of 2003. Additionally, a benefit of approximately $281,000 was recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the second quarter of 2002, and the Company paid $282,226 on the agreement, which was also included in interest expense on the accompanying condensed consolidated statements of earnings.

Income tax. Income tax expense for the three months ended June 30, 2003 and 2002 includes provisions for federal, state and foreign income taxes at an effective rate of 38.0% and 40.0%, respectively.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net sales. Net sales for the six-month period ended June 30, 2003 increased by 26.2% to $112.4 million compared with $89.1 million for the six-month period ended June 30, 2002. This sales increase was primarily attributable to the addition of LCI. By category, our traditional children’s toys increased approximately 208%, again driven by the addition of LCI in the current year. Our collectible figures category was up approximately 13% fueled by our Joyride studios line. Our automotive, high performance and racing vehicle replicas category was down approximately 11% due to softness in racing and classic and custom vehicle replicas and model kits. Our agricultural, construction and outdoor sports vehicle replicas category was down approximately 9%. Our sports trading cards and racing apparel and souvenirs category decreased approximately 3%.

Net sales of Learning Curve branded products totaled $50.0 million for the first six months of 2003 compared with $49.9 million for the first six months of 2002 (LCI's 2002 net sales are not included in RC2 Corporation's 2002 net sales).  Net sales of Racing Champions Ertl branded products for the first six months of 2003 were $78.9 million, which is an 11.4% decrease compared with prior year first half net sales of $89.1 million. Racing vehicle replicas net sales in the first six months of 2003 declined by $6.0 million or 49.4% compared with the same period in 2002.

Gross profit. Gross profit increased $10.3 million, or 22.2%, to $56.8 million for the six months ended June 30, 2003 from $46.5 million for the six months ended June 30, 2002. The gross profit margin (as a percentage of net sales) decreased to 50.5% in the first half of 2003 compared with 52.2% in the first half of 2002 primarily due to product sales mix. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.0 million, or 37.0%, to $44.4 million for the six months ended June 30, 2003 from $32.4 million for the six months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses increased to 39.5% for the six months ended June 30, 2003 from 36.4% for the six months ended June 30, 2002. The increase in selling, general and administrative expenses was primarily due to the addition of LCI.

Operating income. Operating income decreased to $12.4 million from $14.2 million, and as a percentage of net sales, also decreased to 11.0% of net sales from 15.9% in the prior year first half.

Net interest expense. Net interest expense of $1.4 million for the six months ended June 30, 2003 and $1.7 million for the six months ended June 30, 2002 relates primarily to bank term loans and lines of credit. The decrease in net interest expense was due to the reduction in average outstanding debt balances and the decrease in interest rates. Additionally, a benefit of approximately $542,000 was recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the first half of 2002, and the Company paid $548,417 on the agreement, which was also included in interest expense on the accompanying condensed consolidated statements of earnings.

Income tax. Income tax expense for the six months ended June 30, 2003 and 2002 includes provisions for federal, state and foreign income taxes at an effective rate of 38.0% and 40.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used net cash of approximately $2.3  million during the six months ended June 30, 2003. Capital expenditures for the six months ended June 30, 2003 were approximately $5.2  million, of which approximately $4.6 million was for molds and tooling.

Upon closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its April 2002 credit facility (see below). This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.75%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At June 30, 2003 the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On June 30, 2003, the Company had $117.0 million outstanding on this credit facility and the Company was in compliance with all covenants.

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a credit facility in April, 2002 to replace its previous credit facility. The credit facility was a three-year $50.0 million unsecured revolving loan that bore interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varied between 0.75% and 1.40%. The applicable margin was based on the Company's ratio of consolidated debt to consolidated EBITDA. This credit facility was replaced with the March 2003 credit facility discussed above.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2003, principally for molds and tooling, will be approximately $13.0 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those the Company considers critical in preparing its condensed consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

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

Impairment of Long-Lived Assets and Goodwill. Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that, if a triggering event occurs, an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Goodwill has been reviewed for impairment based on SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.

Income Taxes. The Company records current and deferred income tax liabilities. In determining the required liability, management considers certain tax exposures and all available evidence. However, if the available evidence were to change in the future, an adjustment to the tax-related balances may be required.

Accrued Allowances. We ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances reduce gross sales and are accrued for throughout the year, as sales are recorded. The allowances are based on the terms of the various programs in effect, however, management also takes into consideration historical trends and specific customer and product information when making its estimates.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements . Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company may experience difficulty in integrating its acquisition of LCI; (2) the debt leverage incurred by the Company in connection with the LCI acquisition could adversely affect the Company's profit margins, limit the Company's ability to capitalize on future business opportunities and subject the Company to adverse effects from fluctuations in interest rates; (3) the Company may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; (4) the Company is dependent on timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; (5) the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; (6) competition in the markets for the Company's products may increase significantly; (7) the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; (8) the Company may experience unanticipated negative results of litigation; (9) the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas, children's toys, and certain other products; (10) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (11) the Company may not be able to collect outstanding accounts receivable from its major retail customers; (12) the Company is subject to risks related to doing business in foreign markets, including currency exchange rate fluctuations, economic and political instability, restrictive actions by foreign governments, and complications in complying with trade and foreign tax laws; and (13) general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with its credit agreement and foreign currency exchange rate risk associated with its foreign operations.

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and a floor of 5.09%. The agreement, which had quarterly settlement dates, expired on June 3, 2002. For the six months ended June 30, 2002, the Company paid $548,417 on the agreement, which is included in net interest expense on the accompanying condensed consolidated statements of earnings. Additionally, a benefit of approximately $542,000 was recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the six months ended June 30, 2002.

Based on the Company's interest rate exposure on variable rate borrowings at June 30, 2003, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $72,500 per month and a five-percentage point increase would increase future interest expense by approximately $362,500 per month. The Company determined these amounts based on approximately $87.0 million of variable rate borrowings at June 30, 2003 multiplied by 1% and 5%, respectively, and divided by 12. Since the expiration of the collar transaction described in the preceding paragraph, the Company has not used any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

The Company's net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars, Euros and Canadian dollars. The Company's purchases of finished goods from Chinese manufacturers are denominated in Hong Kong dollars. Expenses for these manufacturers are denominated in Chinese Renminbi. The Hong Kong dollar and the Chinese Renminbi are currently pegged to the U.S. dollar. A 10% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar or the U.K. pound would not have a significant impact on the Company's future earnings. The Company is also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars or Euros from its foreign subsidiaries to the United States. The Company has never used any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 9, 2003. The matters voted upon, including the number or votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1:    Election of directors

	For	Withheld

John S. Bakalar	14,242,488	461,802

Peter K.K. Chung	12,034,091	2,670,199

Thomas M. Collinger	14,242,388	461,902

Robert E. Dods	10,549,927	4,154,363

Peter J. Henseler	12,043,058	2,661,232

Boyd L. Meyer	12,044,991	2,659,299

Paul E. Purcell	12,193,641	2,510,649

Richard E. Rothkopf	12,439,666	2,264,624

Curtis W. Stoelting	12,030,791	2,673,499

John J. Vosicky	14,239,488	464,802

Daniel M. Wright	14,238,188	466,102

Proposal 2:    Ratification of the appointment of KPMG LLP as auditors for the Company for the year ending December 31, 2003.

For	Against	Abstain	Broker Non-Votes

14,634,664	63,435	6,191	0

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

    3.4.  Certificate of Ownership and Merger changing the Company's name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 15, 2003).

    3.5   Amended and Rested By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on August 14, 1998).

  10.1   First Amendment to Credit Agreement, dated as of June 27, 2003, among RC Ertl, Inc., Racing Champions South, Inc., Learning Curve International, Inc., Racing Champions Worldwide Limited, the lenders party thereto, and Harris Trust and Savings Bank, as agent, and certain other corporations party thereto.

  31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1*  Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350  (Section 906 of the Sarbanes-Oxley Act of 2002).

_______________
*This certification is not "filed" for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)   Reports on Form 8-K:

The Company filed an amendment to its Form 8-K on May 7, 2003 to include historical financial information for LCI and pro forma financial information required pursuant to Item 7.

On April 29, 2003 the Company furnished a Current Report on Form 8-K pursuant to Items 9 and 12 regarding a press release issued on April 29, 2003 with respect to the Company's results for its fiscal first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 11th day of August, 2003.

RC2 CORPORATION

By:	/s/ Curtis W. Stoelting

Curtis W. Stoelting, Chief Executive Officer

By:	/s/ Jody L. Taylor

Jody L. Taylor, Chief Financial Officer and Secretary

