Form 10-Q
period 2003-09-30
RC2 CORP
filed 2003-11-14
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes __X__  No _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ____  No __X__

On November 10, 2003, there were outstanding 17,252,824 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

SEPTEMBER 30, 2003

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

	Signatures	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Unaudited)
ASSETS:
Cash and cash equivalents	$ 13,584	$ 17,104
Restricted cash	63	---
Accounts receivable, net	77,126	30,911
Inventory	48,708	23,563
Other current assets	16,921	11,834

Total current assets	156,402	83,412
Property and equipment, net	38,511	33,371
Goodwill	201,523	119,222
Other non-current assets	8,368	282

Total assets	$ 404,804	$ 236,287

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$57,633	$33,132
Current maturities of term loan	21,250	---
Other current liabilities	1,124	741

Total current liabilities	80,007	33,873
Revolving line of credit	57,000	8,000
Non-current portion of term loan	38,750	---
Other long-term liabilities	26,806	23,534

Total liabilities	202,563	65,407
Stockholders' equity	202,241	170,880

Total liabilities and stockholders' equity	$404,804	$236,287

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended September 30,				For the nine months ended September 30,

	2003		2002		2003		2002

	(Unaudited	)	(Unaudited	)	(Unaudited	)	(Unaudited	)

Net sales	$97,711		$71,277		$210,122		$160,370
Cost of sales	44,373		33,449		100,016		76,010

Gross profit	53,338		37,828		110,106		84,360
Selling, general and administrative expenses	29,065		21,165		73,481		53,546

Operating income	24,273		16,663		36,625		30,814
Interest expense, net	1,072		194		2,492		1,849
Other expense (income)	(100)		(53)		119		(562)

Income before income taxes	23,301		16,522		34,014		29,527
Income tax expense	7,138		6,609		11,209		11,811

Net income	$16,163		$9,913		$22,805		$17,716

Net income per share:
Basic	$0.94		$0.60		$1.34		$1.12

Diluted	$0.89		$0.58		$1.27		$1.06

Weighted average shares outstanding:
Basic	17,145		16,460		16,986		15,818
Diluted	18,224		17,234		17,992		16,745

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the nine months ended September 30,
	2003	2002

	(Unaudited )	(Unaudited )
Cash flows from operating activities:
Net income	$22,805	$17,716
Depreciation and amortization	8,867	6,713
Amortization of deferred financing costs	172	688
Loss (gain) on sale of assets	107	(314)
Changes in operating assets and liabilities	(31,592)	(9,373)

Net cash provided by operating activities	359	15,430

Cash flows from investing activities:
Purchase of property and equipment	(7,454)	(7,667)
Purchase of LCI, net of cash acquired	(99,200)	---
Proceeds from disposal of property and equipment	33	457
Increase in other non-current assets	(3,839)	(112)

Net cash used in investing activities	(110,460)	(7,322)

Cash flows from financing activities:
Proceeds from bank	115,000	38,000
Payments to bank	(6,000)	(73,000)
Issuance of common stock upon option exercise	---	133
Issuance of common stock upon warrant exercise	---	3,634
Issuance of treasury stock	197	59
Payment of note payable	(2,862)	---
Net cash proceeds from public stock offering	---	24,730

Net cash provided by (used in) financing activities	106,335	(6,444)
Effect of exchange rate changes on cash	309	583

Net (decrease) increase in cash and cash equivalents	(3,457)	2,247

Cash and cash equivalents, beginning of year	17,104	16,510
Restricted cash	(63)	----

Cash and cash equivalents, end of period	$13,584	$18,757

Supplemental information:
Cash flows during the period for:
Interest	$2,373	$1,606
Income taxes	$5,509	$8,707
Income tax refunds received	$136	$185

Non-cash investing and financing activity during the period:
666,666 shares of stock issued for the purchase of LCI	$7,810	---

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its wholly owned subsidiaries ("the Company"). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and its cash flows for the nine-month periods ended September 30, 2003 and 2002.

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

The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

Note 2 - Business Combination

On March 4, 2003, with an effective date of February 28, 2003, the Company acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of the Company with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company's common stock. The total consideration to be received by the LCI shareholders in the acquisition will depend on the results of the LCI product lines in 2003. Additional consideration of up to $6.5 million is contingent upon LCI product lines achieving certain sales and margin targets. LCI develops and markets a variety of high-quality, award winning traditional children's toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in the Company's condensed consolidated financial statements since the effective date of the acquisition. The purchase was funded with the Company's new credit facility (Note 7). Additionally, the Company purchased the remaining minority interests of several of the LCI affiliates subsequent to February 28, 2003. As a result, all subsidiaries of the Company are wholly owned.   The total consideration paid in connection with these subsequent transactions was approximately $3.1 million.  The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $82.3 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet.

The purchase price was allocated to the net assets of LCI based on their estimated relative fair values on February 28, 2003, and as of the dates of the remaining minority interest purchases as follows: (in thousands)

Total purchase price, including expenses		$119,880

Less:
Current assets	$49,205
Property, plant and equipment, net	6,429
Other long-term assets	8,388
Liabilities assumed	(26,443)	37,579

Excess of purchase price over net assets acquired		$82,301

The allocation of purchase price is subject to final determination based on valuations and other determinations that will be completed during 2003 including performing valuations to determine the fair value of any acquired identifiable intangible assets. To the extent such assets are amortizable, amortization expense will be increased.

Related to the LCI acquisition, the Company’s UK subsidiary engaged in a separate transaction to purchase certain assets of an affiliate, which resulted in approximately $4 million of intangibles classified as other non-current assets in the accompanying condensed consolidated balance sheet as of September 30, 2003. The evaluation of the useful lives of these intangibles will be completed during 2003.  To the extent such assets are amortizable, amortization expense will be increased.

The following unaudited pro forma consolidated results of operations for the nine-months ended September 30, 2003 and 2002 assume that the LCI acquisition occurred as of January 1 of each year (in thousands, except per share data):

	For the nine months ended September 30,

	2003	2002
	(Unaudited)	(Unaudited)

Net sales	$226,649	$253,506

Net income	$20,053	$20,777

Net income per share:
Basic	$1.19	$1.26

Diluted	$1.12	$1.19

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

Had compensation costs for stock options issued, including options issued for shares under the Company's Employee Stock Purchase Plan, been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts: (in thousands, except per share data)

	For the three months ended September 30,				For the nine months ended September 30,

	2003		2002		2003		2002

	(Unaudited	)	(Unaudited	)	(Unaudited	)	(Unaudited	)

Net income as reported	$16,163		$9,913		$22,805		$17,716
Deduct: total stock-based employee compensation expense determined under fair value-based method for all issuances, net of related tax effects	(248)		(199)		(712)		(597)

Pro forma net income	$15,915		$9,714		$22,093		$17,119

Basic net income per share:
As reported	$0.94		$0.60		$1.34		$1.12
Pro forma	$0.93		$0.59		$1.30		$1.08
Diluted net income per share:
As reported	$0.89		$0.58		$1.27		$1.06
Pro forma	$0.87		$0.56		$1.23		$1.02

The fair value of each stock option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, risk-free rates of return from 1.12% to 5.74%, volatility factors of 79.08% to 87.76% and expected life of 5 to 10 years. The weighted average fair value of options granted during the first nine months of 2003 and 2002 under the Company's Stock Incentive Plan was $11.64 and $15.61, respectively.

The fair value of each option issued under the Company's Employee Stock Purchase Plan is estimated on the first day of the related quarterly period based on the Black-Scholes option pricing model assuming, among other things, risk-free rates of return from 1.12% to 1.72%, volatility factors of 81.7% to 85.3% and an expected life of 0.25 years. The Employee Stock Purchase Plan, which has a quarterly purchase option, became effective in the fourth quarter of 2002. Therefore, there is no related compensation expense during the first nine months of 2002. The weighted average fair value of the options granted under the Employee Stock Purchase Plan during the first nine months of 2003 was $4.58.

The pro forma disclosure is not likely to be indicative of the pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may be granted.

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

Amounts for the quarters ended September 30, 2003 and 2002 are as shown in the table below.

(amounts in thousands)	2003	2002

Automotive, high performance and racing vehicle replicas	$22,028	$21,597
Traditional children's toys	44,756	14,225
Agricultural, construction and outdoor sports vehicle replicas	20,881	23,808
Sports trading cards and racing apparel and souvenirs	7,095	8,399
Collectible figures	1,805	2,832
Other	1,146	416

Net sales	$97,711	$71,277

Chain retailers	$48,494	$31,674
Specialty and hobby wholesalers and retailers	25,864	15,947
OEM dealers	12,907	13,259
Corporate promotional	6,067	5,926
Direct to consumers	3,304	4,138
Other	1,075	333

Net sales	$97,711	$71,277

Amounts for the nine months ended September 30, 2003 and 2002 are as shown in the table below.

(amounts in thousands)	2003	2002

Automotive, high performance and racing vehicle replicas	$55,741	$59,308
Traditional children's toys	86,926	27,931
Agricultural, construction and outdoor sports vehicle replicas	37,528	42,011
Sports trading cards and racing apparel and souvenirs	22,680	24,516
Collectible figures	4,846	5,523
Other	2,401	1,081

Net sales	$210,122	$160,370

Chain retailers	$94,583	$61,038
Specialty and hobby wholesalers and retailers	69,069	45,731
OEM dealers	23,508	26,451
Corporate promotional	12,050	15,385
Direct to consumers	8,712	10,861
Other	2,200	904

Net sales	$210,122	$160,370

Information for the quarter ended September 30, 2003 and 2002 by geographic area is set forth in the table below.

(amounts in thousands)
Net sales:	2003	2002

United States	$82,983	$63,329
Foreign	15,602	8,112
Sales and transfers between geographic areas	(874)	(164)

Combined total	$97,711	$71,277

Operating income:
United States	$21,905	$15,741
Foreign	2,368	922

Combined total	$24,273	$16,663

Information for the nine months ended September 30, 2003 and 2002 by geographic area is set forth in the table below.

(amounts in thousands)
Net sales:	2003	2002

United States	$178,783	$142,121
Foreign	44,028	18,917
Sales and transfers between geographic areas	(12,689)	(668)

Combined total	$210,122	$160,370

Operating income:
United States	$33,031	$28,285
Foreign	3,594	2,529

Combined total	$36,625	$30,814

Note 5 – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the nine-month periods ended September 30, 2003 and 2002 is calculated as follows:

(amounts in thousands)	2003	2002

Net income	$22,805	$17,716
Other comprehensive income—foreign currency translation adjustments	549	828

Comprehensive income	$23,354	$18,544

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized shares	Par Value	Shares outstanding at September 30, 2003	Shares outstanding at December 31, 2002

Voting Common Stock	28,000,000	$0.01	17,145,563	16,463,371

At December 31, 2002 the Company held 1,830,295 shares of its common stock in treasury. In January, April, and July of 2003, the Company sold 2,823, 2,694, and 2,759 shares out of treasury to Company employees under the Employee Stock Purchase Plan for $34,681, $32,732, and $37,867, respectively. In March of 2003, the Company sold 6,500 shares out of treasury to three of the Company's executive officers for $79,677 and issued 750 shares to key employees as compensation for an underlying value of $11,708.

Also, as discussed in Note 2, the Company issued 666,666 shares of the Company's common stock in connection with its acquisition of LCI.

Note 7 – Debt

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its April 2002 credit facility (see below). This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which mature on April 30, 2006 with scheduled quarterly principal payments commencing on December 31, 2003 and continuing thereafter with a final balloon payment upon maturity. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.75%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). At September 30, 2003 the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On September 30, 2003, the Company had $117.0 million outstanding on this credit facility and the Company was in compliance with all covenants.

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

Note 8 – Interest Rate Collar

The Company's credit agreement prior to April 2002 required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35 million of its debt, with a cap based on 30-day LIBOR rates of 8% and floor of 5.09%. The agreement, which had quarterly settlement dates, was in effect through June 3, 2002. For the nine months ended September 30, 2002, the Company paid $548,417 on the agreement, which was included in interest expense on the accompanying condensed consolidated statement of earnings.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." A benefit of approximately $542,000 was recorded in interest expense on the accompanying condensed consolidated statement of earnings related to the change in fair value of the interest rate collar during the nine month period ended September 30, 2002.

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

Note 10 – Legal Proceedings

LCI is a defendant in an action brought by PlayWood Toys, Inc. in the U.S. District Court for the Northern District of Illinois alleging that LCI and certain of its officers and employees misappropriated one or more trade secrets relating to a toy wooden railroad track manufactured and sold by LCI as Clickety Clack Track™. The case was presented to a jury from August 4 through August 15, 2000. At the close of PlayWood's case, LCI presented a motion for judgment, which is the equivalent of a request to dismiss the claim. The District Court deferred ruling on that motion. Following the extended trial, the jury returned an adverse verdict finding that LCI and certain other individuals misappropriated PlayWood's trade secrets and that LCI should pay PlayWood a substantial royalty on LCI's sales of Clickety Clack Track™ products for the life of those products, including royalties for prior LCI sales. LCI then renewed its motion for judgment, and PlayWood filed its own motion for judgment. On March 13, 2002 the District Court issued an opinion and order, which found that PlayWood had no protectable trade secret. Therefore, the District Court granted LCI's motion for judgment and denied PlayWood's motion. PlayWood appealed the District Court's decision to the U.S. Court of Appeals for the Seventh Circuit, and on August 18, 2003, the Court of Appeals issued a decision reversing the District Court's judgment and reinstating the jury's verdict that LCI and certain other individuals misappropriated PlayWood's trade secrets and remanding the case to the District Court with directions to hold a jury trial on the issue of exemplary damages on PlayWood's claim that the misappropriation was willful. The District Court was also ordered to consider whether to award PlayWood its attorneys' fees. If the District Court finds a willful misappropriation of trade secrets, the District Court may award exemplary damages not exceeding twice the damages awarded for the misappropriation. PlayWood has moved for entry of judgment in the amount of $3.2 million for royalties on LCI's sales of the Clickety Clack Track™ through the first quarter of 2002 and has asked the District Court to account for royalties on LCI's sales since the first quarter of 2002. LCI has discontinued the Clickety Clack Track™. LCI has moved the District Court for a new trial on the royalty issue. The District Court is considering the parties' motions and has scheduled a jury trial on exemplary damages for January 13, 2004.

The Company has the right to indemnification for certain matters pursuant to the merger agreement for the acquisition of LCI, with such claims to be funded through an escrow account. The amount in escrow is currently approximately $10 million and, to the extent that no claims are pending, the amount in escrow is scheduled to be reduced to $3 million in 2004. The Company may make a claim against the escrow until the later of March 31, 2005 or the completion of the audit of the Company's financial statements for the year ending December 31, 2004. The Company believes that any losses that the Company incurs in connection with the PlayWood litigation will be covered by the indemnification provisions of the merger agreement and that the Company will be entitled to make a claim against the amount in escrow. If the amount of such losses, together with any other losses for claims the Company may have against the escrow, exceed $10 million, the Company would not be able to recover the amount of such losses in excess of $10 million. No assurance can be given that the total amount of royalties, exemplary damages, legal fees and other damages payable to PlayWood pursuant to the litigation will not exceed the amount in escrow. No loss, if any, has been recorded in the condensed consolidated financial statements with respect to this matter.

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

Note 13 – Related Party Transactions

At September 30, 2003, net advances in the amount of $163,016 were due from three employees. Interest on these advances range from 4% to the prime rate and the principal portions are due through December 31, 2006.

Note 14 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through May 15, 2011.

The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has approximately 600 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not they meet specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the nine months ended September 30, 2003.

Note 15 – Income Taxes

During the third quarter of 2003, the IRS completed an income tax audit for the periods ending December 31, 1998, 1999 and 2000. No material adjustments were noted and certain accruals for these periods were reduced by approximately $1.8 million. This reduction in the income tax provision increased diluted earnings per share by $0.10.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net sales. Net sales for the third quarter of 2003 increased by 37.0% to $97.7 million compared with $71.3 million for the third quarter of 2002. This sales increase was attributable to the addition of LCI. Net sales increases occurred in our traditional children's toys and automotive, high performance and racing vehicle replicas categories, but these were partially offset by decreases in our other product categories.

The increase in sales in our traditional children's toy category was approximately 215%, as this is the category that includes all of the Learning Curve branded product lines. Sales in our automotive, high performance and racing vehicle replicas category increased approximately 2% due to strong performance in our Fast and Furious product line, which offset decreases in racing and custom and classic vehicle replicas. Sales in our smallest product category, collectible figures, decreased by approximately 36%. Sales in our agricultural, construction and outdoor sports vehicle replicas category decreased approximately 12%, due to soft sales at our agricultural OEM dealers. Sales in our sports trading cards and racing apparel and souvenirs category decreased approximately 16%, primarily due to soft sales of NASCAR trading cards and the decision not to release basketball trading cards in the third quarter of 2003.

On a pro forma basis, consolidated net sales for the third quarter of 2003 decreased by 14.7% when compared to consolidated net sales for the third quarter of 2002. The pro forma consolidated net sales assume that the LCI acquisition took place at the beginning of the applicable period.

Gross profit. Gross profit increased $15.5 million, or 41.0%, to $53.3 million for the three months ended September 30, 2003 from $37.8 million for the three months ended September 30, 2002. The gross profit margin (as a percentage of net sales) increased to 54.6% in the third quarter of 2003 compared to 53.0% in the third quarter of 2002 primarily due to a more favorable product mix in the third quarter of 2003 versus the third quarter of 2002. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.9 million, or 37.3%, to $29.1 million for the three months ended September 30, 2003 from $21.2 million for the three months ended September 30, 2002. As a percentage of net sales, selling, general and administrative expenses remained relatively flat at 29.8% for the three months ended September 30, 2003 as compared to 29.7% for the three months ended September 30, 2002. The increase in selling, general and administrative expenses was primarily due to the addition of LCI.

Operating income. Operating income increased to $24.3 million from $16.7 million, and as a percentage of net sales, also increased to 24.9% of net sales from 23.4% in the prior year third quarter.

Net interest expense. Net interest expense of $1.1 million for the three months ended September 30, 2003 and $0.2 million for the three months ended September 30, 2002 relates primarily to bank term loans and lines of credit.   The increase in net interest expense was due to the increase in average outstanding debt balances as a result of our acquisition of LCI in 2003 and the increase in interest rates.

Income tax. During the third quarter of 2003, the IRS completed a tax audit for the periods ended December 31, 1998, 1999 and 2000. No material adjustments were noted and certain accruals for these periods were reduced by approximately $1.8 million. This reduction in the income tax provision increased diluted earnings per share by $0.10. Income tax expense, excluding this reduction in provision relating to the completion of the IRS audit, for the three months ended September 30, 2003 and 2002 includes provisions for federal, state and foreign income taxes at an effective rate of 38.3% and 40.0%, respectively.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net sales. Net sales for the nine-month period ended September 30, 2003 increased by 31.0% to $210.1 million compared with $160.4 million for the nine-month period ended September 30, 2002. This sales increase was attributable to the addition of LCI. By category, our traditional children’s toys category increased approximately 211%, again driven by the addition of LCI in the current year. Our automotive, high performance and racing vehicle replicas category was down 6% due to softness in racing and classic and custom vehicle replicas and model kits. Our collectible figures category was down approximately 12%. Our agricultural, construction and outdoor sports vehicle replicas category was down approximately 11%. Our sports trading cards and racing apparel and souvenirs category decreased approximately 8%.

On a pro forma basis, consolidated net sales for the nine months ended September 30, 2003 decreased by 10.6% when compared to consolidated net sales for the same period in 2002. The pro forma consolidated net sales assume that the LCI acquisition took place at the beginning of the applicable period.

Gross profit. Gross profit increased $25.7 million, or 30.5%, to $110.1 million for the nine months ended September 30, 2003 from $84.4 million for the nine months ended September 30, 2002. The gross profit margin (as a percentage of net sales) decreased to 52.4% in the first nine months of 2003 compared to 52.6% in the first nine months of 2002 primarily due to product sales mix. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $20.0 million, or 37.4%, to $73.5 million for the nine months ended September 30, 2003 from $53.5 million for the nine months ended September 30, 2002. As a percentage of net sales, selling, general and administrative expenses increased to 35.0% for the nine months ended September 30, 2003 from 33.4% for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses was primarily due to the addition of LCI.

Operating income. Operating income increased to $36.6 million from $30.8 million, and as a percentage of net sales, decreased to 17.4% of net sales from 19.2% in the prior year first nine months.

Net interest expense. Net interest expense of $2.5 million for the nine months ended September 30, 2003 and $1.8 million for the nine months ended September 30, 2002 relates primarily to bank term loans and lines of credit.   The increase in net interest expense was due to the increase in average outstanding debt balances as a result of our acquisition of LCI in 2003 and the increase in interest rates. Additionally, a benefit of approximately $542,000 was recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the first nine months of 2002, and the Company paid $548,417 on the agreement, which was also included in interest expense on the accompanying condensed consolidated statements of earnings.

Income tax. During the third quarter of 2003, the IRS completed a tax audit for the periods ended December 31, 1998, 1999 and 2000. No material adjustments were noted and certain accruals for these periods were reduced by approximately $1.8 million. This reduction in the income tax provision increased diluted earnings per share by $0.10. Income tax expense, excluding this reduction in provision relating to the completion of the IRS audit, for the nine months ended September 30, 2003 and 2002 includes provisions for federal, state and foreign income taxes at an effective rate of 38.2% and 40.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of approximately $0.4 million during the nine months ended September 30, 2003. Capital expenditures for the nine months ended September 30, 2003 were approximately $7.7  million, of which approximately $6.4 million was for molds and tooling. Cash and cash equivalents decreased by approximately $3.5 million during the nine months ended September 30, 2003.

Upon closing of the acquisition of Learning Curve on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its April 2002 credit facility (see below). This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which mature on April 30, 2006. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.75%. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA. At September 30, 2003, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On September 30, 2003, the Company had $117.0 million outstanding on this credit facility and the Company was in compliance with all covenants.

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

The Company's anticipated debt service obligations under the existing credit facilities for the remainder of 2003 for scheduled principal and interest payments are approximately $10.9 million.  Average annual debt service obligations under these same facilities through April 2006 are approximately $26.3 million.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2003, principally for molds and tooling, will be approximately $11.0 million.

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

Inventories. Inventories, net of an allowance for excess quantities and obsolescence, are stated at lower of cost or market. Inventory allowances are recorded for damaged, obsolete, excess, and slow-moving inventory. The Company's management uses estimates to record these allowances based on its review of inventory by product category, length of time on hand, and order bookings. Changes in public and consumer preferences and demand for product or changes in a customer's buying patterns and inventory management could impact the inventory valuation.

Impairment of Long-Lived Assets and Goodwill. Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."  This statement requires that, if a triggering event occurs, an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Goodwill has been reviewed for impairment based on SFAS No. 142, "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements . Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: (1) the Company may experience difficulty in integrating its acquisition of LCI; (2) the debt leverage incurred by the Company in connection with the LCI acquisition could adversely affect the Company's profit margins, limit the Company's ability to capitalize on future business opportunities and subject the Company to adverse effects from fluctuations in interest rates; (3) the Company may not be able to manufacture, source and ship new and continuing products on a timely basis and customers and consumers may not accept those products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; (4) the Company is dependent on timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; (5) the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; (6) competition in the markets for the Company's products may increase significantly; (7) the Company is dependent upon continuing licensing arrangements with vehicle and equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents, entertainment and media companies and other licensors; (8) the Company may experience unanticipated negative results of litigation; (9) the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas, children's toys, and certain other products; (10) the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; (11) the Company may not be able to collect outstanding accounts receivable from its major retail customers; (12) the Company is subject to risks related to doing business in foreign markets, including currency exchange rate fluctuations, economic and political instability, restrictive actions by foreign governments, and complications in complying with trade and foreign tax laws; and (13) general economic conditions in the Company's markets . The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with its credit agreement and foreign currency exchange rate risk associated with its foreign operations.

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and a floor of 5.09%. The agreement, which had quarterly settlement dates, expired on June 3, 2002. For the nine months ended September 30, 2002, the Company paid $548,417 on the agreement, which is included in net interest expense on the accompanying condensed consolidated statements of earnings. Additionally, a benefit of approximately $542,000 was recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the nine months ended September 30, 2002.

Based on the Company's interest rate exposure on variable rate borrowings at September 30, 2003, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $72,500 per month and a five-percentage point increase would increase future interest expense by approximately $362,500 per month. The Company determined these amounts based on approximately $87.0 million of variable rate borrowings at September 30, 2003 multiplied by 1% and 5%, respectively, and divided by 12. Since the expiration of the collar transaction described in the preceding paragraph, the Company has not used any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

The Company's net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars, Euros and Canadian dollars. The Company's purchases of finished goods from Chinese manufacturers are denominated in Hong Kong dollars. Expenses for these manufacturers are denominated in Chinese Renminbi. The Hong Kong dollar and the Chinese Renminbi are currently pegged to the U.S. dollar. A 10% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar, the U.K. pound, the Australian dollar, the Canadian dollar or the Euro would not have a significant impact on the Company's future earnings. The Company is also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars or Euros from its foreign subsidiaries to the United States. The Company has never used any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

3.4       Certificate of Ownership and Merger changing the Company's name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 15, 2003).

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

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*   Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

____________________

*This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)     Reports on Form 8-K:

On October 30, 2003 the Company furnished a Current Report on Form 8-K pursuant to Item 12 regarding a press release issued on October 29, 2003 with respect to the Company's results for its fiscal third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of November, 2003.

RC2 CORPORATION

By   /s/ Curtis W. Stoelting
     ________________________________________
     Curtis W. Stoelting, Chief Executive Officer

By  /s/ Jody L. Taylor
     ________________________________________
     Jody L. Taylor, Chief Financial Officer and Secretary

