Form 10-K
period 2003-12-31
RC2 CORP
filed 2004-03-12
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]  Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[  ]  Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission file number 0-22635

RC2 Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware                                                                                                                          36-4088307
(State or Other Jurisdiction of Incorporation or Organization)                               (IRS Employer Identification No.)

800 Veterans Parkway, Bolingbrook, Illinois                                                                                    60440
(Address of principal executive offices)                                                                                   (Zip Code)

Registrant's telephone number, including area code:  630-633-3000

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

Common Stock, Par Value $0.01 Per Share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X   No __

Aggregate market value of the Registrant's common stock held by nonaffiliates as of June 30, 2003 (the last business day of the Registrant's most recently completed second quarter): $235,487,515. Shares of common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant's common stock outstanding as of March 2, 2004:  17,397,732

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms "we," "us," "our," "RC2 Corporation" and the "Company" means RC2 Corporation and its subsidiaries, unless the context indicates another meaning, and the term "common stock" means our common stock, par value $0.01 per share.

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

Overview

We are a leading designer, producer and marketer of high-quality, innovative collectibles and toys targeted at adult collectors and children, as measured by sales and brand recognition. Our diverse product offerings include automotive, high performance and racing vehicle replicas; agricultural, construction and outdoor sports vehicle replicas; traditional children's toys; sports trading cards, apparel and souvenirs; and collectible figures. These products are sold under our market-focused brand names, including Racing Champions®, Ertl®, Ertl Collectibles®, Learning Curve®, American Muscle™, AMT®, W. Britain®, Press Pass®, Eden®, Feltkids®, JoyRide® and JoyRide Studios®. We support our brands and enhance the authenticity of our products by linking them with highly recognized licensed properties from high profile companies such as John Deere, Harley-Davidson, HIT Entertainment, Lamaze, Case New Holland, Polaris, Honda, Caterpillar, Ford, GM, DaimlerChrysler, NASCAR, NHRA, Texaco, Universal Studios, Warner Brothers, DIC Entertainment, Discovery Channel and Microsoft. Our products are marketed through multiple channels of distribution, including chain retailers, specialty and hobby wholesalers and retailers, dealer networks for original equipment manufacturers (OEMs) such as the John Deere dealer network, corporate accounts for promotional purposes and direct to consumers. We sell through more than 25,000 retail outlets located in North America, Europe, Australia and Asia Pacific.

Our die-cast replicas are produced in various sizes such as 1:9, 1:18, 1:24 and 1:64 scale. The "scale" measures the size of the product in proportion to the car, truck, tractor or other item being replicated, and a larger scale results in a smaller replica. For example, a 1:24 scale vehicle replica is approximately eight inches long whereas a 1:64 scale vehicle replica is approximately three inches long. For additional information regarding the process of die-casting, see "Production - Die-Casting."

Corporate History

We are a Delaware corporation that was originally formed in April 1996 as a holding company to combine the domestic operations of a privately held Illinois corporation formed in 1989 and the operations of four affiliated foreign corporations. We were originally named Collectible Champions, Inc. In 1997, we changed our name to Racing Champions Corporation before our initial public offering. In 2002, we changed our name to Racing Champions Ertl Corporation to reflect our integration of the business of The Ertl Company, Inc. In 2003, following our acquisition of Learning Curve International, Inc., we changed our name to RC2 Corporation.

Since our inception in 1989, we have capitalized on the popularity of themed collectibles and toys. We became well-known in the early 1990s for our officially licensed collectible die-cast replicas of popular race cars and subsequently expanded our product offering to include other automotive die-cast replicas. These products were primarily sold in the chain retailer channel under our Racing Champions brand.

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

In June 1998, we acquired Wheels Sports Group, Inc. (subsequently renamed RC2 South, Inc.) for 2.7 million shares of our common stock. This transaction was accounted for as a pooling of interests. The purchase of Wheels Sports Group built upon our strength in the racing segment by expanding our product lines to include collectible sports trading cards, apparel and souvenirs.

In April 1999, we acquired The Ertl Company, Inc. (Ertl) for approximately $94.6 million in cash. This transaction was accounted for using the purchase method.  Ertl is a producer and marketer of collectibles and toys focused on agricultural and heavy equipment die-cast vehicle replicas, classic and high performance die-cast vehicle replicas, custom-imprint die-cast vehicle replicas, preschool toys, collectible figures and hobby model kits.

On March 4, 2003, with an effective date of February 28, 2003, we acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of our common stock, including $12 million in escrow to secure Learning Curve's indemnification obligations under the merger agreement. In the merger agreement, Learning Curve agreed to indemnify RC2 for losses relating to breaches of Learning Curve's representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve's historical business. RC2 may make indemnification claims against the escrow account until the later of March 31, 2005 or the completion of the audit of RC2's financial statements for the year ending December 31, 2004. The amount in escrow was reduced to $10 million in May 2003 and to the extent that no claims are pending, the amount in escrow is scheduled to be reduced to $3 million in 2004. During the quarter ended December 31, 2003, Learning Curve settled litigation involving Playwood Toys, Inc. and the settlement amount was primarily funded through the escrow account. See "Item 3 - Legal Proceedings." Additional consideration of up to $6.5 million was contingent upon LCI product lines reaching certain sales and margin targets in 2003, but this contingent consideration will not be payable because the targets were not met in 2003. LCI develops and markets a variety of high-quality, award-winning traditional children's toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of LCI have been included in our consolidated financial statements since the effective date of the acquisition. The purchase was funded with our new credit facility (see note 6 to the consolidated financial statements). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $39.8 million has been recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2003.

Products

We provide a diverse offering of highly detailed, authentic replicas and stylized toys known for their quality workmanship. Our products currently retail from $0.50 to $499.99.  We have successfully expanded our product offering, which currently consists of five product categories. By offering a wide range of products at varying price points, we believe our products appeal to a broad range of consumers. The following chart summarizes our current product categories:

Category	Key Licenses	Key Brands	Price Range

Automotive, High Performance and Racing Vehicle Replicas	Ford	American Muscle	$1.29 – $59.99
	General Motors	Ertl Collectibles
	DaimlerChrysler	AMT
	NASCAR	Racing Champions
NHRA
Harley-Davidson
Universal Studios

Agricultural, Construction and Outdoor Sports Vehicle Replicas	John Deere	Ertl	$1.99 – $174.99
	Case New Holland	Ertl Precision
	Agco	Ertl Collectibles
	Polaris	Britains
Bobcat

Traditional Children's Toys	HIT Entertainment	Thomas Wooden Railway	$3.99 – $499.99
	John Deere	Take Along Thomas
	Harley-Davidson	Lamaze Infant Development System
	DIC Entertainment	Learning Curve
	Lamaze	Madeline
John Deere Kids
Harley-Davidson Little Dreams

Sports Trading Cards, Apparel and Souvenirs	NASCAR	Racing Champions	$0.50 – $295.00
	NFL Players Inc.	Press Pass
	Collegiate Licensing Company	Wheels

Collectible Figures	Realtree	W. Britain	$9.95 – $279.00
	Microsoft	Outdoor Sportsman
	Dale Earnhardt, Inc.	JoyRide Studios

Automotive, High Performance and Racing Vehicle Replicas. We were a pioneer of the licensed die-cast racing replica market and have produced die-cast racing replicas since our inception in 1989, which gives us the longest continuously produced line of racing replicas in the United States and a well-established collector base for our products. Through acquisitions and product development, we have expanded this category to include other automotive and high performance vehicle replicas. We produce a broad line of replicas in this category including:

  •     American Muscle collectible die-cast classic, high performance, entertainment-related and late model automobiles and trucks;
  •     Ertl Collectibles die-cast custom imprint cars and trucks and various scales of delivery trucks and tractor trailers;
  •     AMT plastic model kits and American Muscle BodyShop die-cast activity kits principally of vintage and high performance automobiles, race cars and trucks;
  •     Racing Champions die-cast stock cars, trucks and team transporters representing a large number of the vehicles competing in the NASCAR Nextel Cup Series, NASCAR Busch Grand National Series and National Hot Rod Association (NHRA) Drag Racing Series; and
  •     The Fast and The Furious by JoyRide, a full line of die-cast tuner car collectibles, figures and playsets. Tuners are cars that are extensively modified by enthusiasts for performance and style and are featured in movies such as The Fast and The Furious and 2 Fast 2 Furious.

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

In 2003, we produced more than 126 different styles of racing vehicle replicas and we produced racing vehicle replicas for more than 60 NASCAR and NHRA race teams. Racing vehicle replicas are primarily marketed to racing fans and adult collectors. These fans and collectors are attracted to racing replicas due to the highly detailed, precise nature of the replicas, distinctive paint schemes and the popularity of racing teams, drivers and sponsors represented by the replicas.

Throughout 2003, we introduced new releases in the American Muscle product line, introduced both 1:18th scale and 1:10th scale highly detailed collectible 100th anniversary Harley-Davidson die-cast replicas and expanded our line of 1:18th scale entertainment-related automotive replicas. We also produced approximately 60 model kits, leveraging our tooling library of more than 2,000 models.

In 2004, RC2 will introduce die-cast collectible replicas from Orange County Choppers as seen on the popular television series American Chopper. Throughout 2004, we plan to issue multiple new releases in our American Muscle line. We will continue to focus on 1:18th scale entertainment-related automotive replicas, adding many new product introductions. We plan to produce more than 60 model kits. We also expect to produce racing replicas for more than 30 NASCAR teams. Although there will not be a movie in 2004, RC2 will continue to introduce die-cast tuner car collectibles based on the popular movies The Fast and The Furious and its sequel 2 Fast 2 Furious.

Agricultural, Construction and Outdoor Sports Vehicle Replicas. This category includes replicas of vintage and modern tractors, farm implements and construction vehicles of major OEMs such as John Deere and Case New Holland. We also market all-terrain vehicle (ATV) replicas of major manufacturers such as Polaris, Kawasaki, Yamaha and Suzuki. These replicas are sold at a wide range of retail prices and are positioned from classic sandbox toys to high-end collector display units. Collectors of these vehicle replicas identify with the form and function of the full-sized units, value the authenticity of the replicas and purchase multiple products in order to build their own unique collections.

In 2003, we had more than 85 new releases in this category including more than 40 new John Deere agricultural and construction vehicle replicas. We introduced our second Precision construction replica as well as new modern tractors for both John Deere and Case New Holland.

In 2004, we plan to introduce ten new Bobcat replicas and more than 75 new John Deere, Case New Holland and AGCO agricultural vehicle replicas. We will also introduce new John Deere and Polaris ATVs in 2004.

Traditional Children's Toys. This category includes product lines that are marketed to parents and grandparents for children ages birth through 12. Upon the acquisition of Learning Curve in 2003, we have expanded our branded product lines within the traditional children's toys category. Products in this category include:

•    Thomas Wooden Railway and Take Along Thomas, wooden and die-cast engines, vehicles, destinations and playsets;
•    Lamaze Infant Development System, developmental infant toys geared toward three different stages of infant development;
•    John Deere Kids farm, construction, ride-on and role-play activity toys;
•    Harley-Davidson preschool developmental products, including the Little Dreams product line; and
•    Madeline rag dolls, poseable dolls and accessories.

In 2003, several new products were launched and some of the existing product lines were given new looks. The Lamaze Softronics line introduced in 2003 incorporates lights, sounds and motion into infant developmental toys. Within the Thomas Wooden Railway product line, the engines and destinations were given a more realistic look and new highly featured products were introduced.

In 2004, significant changes to the Madeline product line include the addition of La Petite, a line of miniature dolls, playsets and accessories, as well as a new realistic face on the poseable dolls. Thomas Wooden Railway will introduce Sights and Sounds Destinations that will include interactive and multi-sensory features. Additionally, we will introduce the Thomas Interactive Learning Railway which challenges children with different tasks and upon completion of each task rewards the child with a positive message. A new product line, Gigglewings, a family of Guardian Angels, will be introduced in 2004. Each soft doll with signature wings and giggle sounds will feature a poem based on the character.

Sports Trading Cards, Apparel and Souvenirs. We market our premium collectible sports trading cards under the Press Pass and Wheels brand names, which primarily feature NASCAR racecar drivers, team owners and crew chiefs. Press Pass also markets draft pick trading cards, which feature top college players who are expected to be selected in the NFL draft. Our trading cards are targeted to sports fans and trading card collectors. The collector base for sports trading cards primarily consists of children and adult males.

Racing apparel and souvenirs sold by us include shirts, hats, jackets, sunglasses, key chains, can coolers, bumper stickers, license plates and other souvenirs featuring racing-related licenses. Licensed properties on these products include NASCAR, Lowes Home Improvement Racing, NetZero Racing, Ford Racing, Chevrolet Racing, Dodge Racing, Caterpillar Racing and Cartoon Network Racing. We primarily sell apparel and souvenir products at trackside trailer concessions during NASCAR racing events. We also distribute these products to chain retailers and specialty wholesalers and retailers.

Additional licensed apparel in 2003 and 2004 includes The Fast and The Furious, Corvette, Ford Mustang 40th Anniversary, American Chopper and Monster Garage. These products are distributed to chain retailers and specialty wholesalers and retailers.

Collectible Figures. Under the brand name of W. Britain, we sell hand painted metal military and ceremonial figures fashioned after European and American historical events and themes. The W. Britain metal figures and sets are sold primarily at collector, hobby, gift and specialty stores. In 2001, we launched our Outdoor Sportsman product line of 12-inch and 5-inch plastic figures dressed in authentic outdoor sports attire, licensed from Realtree and Mossy Oak, and outdoor sports accessory replicas.

In 2003, under the JoyRide Studios brand that we launched in 2002, we continued to market characters from popular video games. Additionally, we added a new line of unique die-cast figures based on the MechWarrior science fiction world. In late 2003, we introduced a line of figures based on Halo, one of Microsoft's top-selling gaming properties.

In 2004, JoyRide Studios will continue to expand its line of Halo video game figures and will add figures from the Halo 2 sequel once the new game is launched at retail.

Licenses

We market virtually all of our products under licenses from other parties. We have license agreements with automotive and truck manufacturers; agricultural, construction and outdoor sports vehicle and equipment manufacturers; major race sanctioning bodies; race team owners, sponsors and drivers; and entertainment, publishing and media companies. A significant element of our strategy depends on our ability to identify and obtain licenses for recognizable and respected brands and properties. Our licenses reinforce our brands and establish our products' authenticity, credibility and quality with consumers, and in some cases, provide for new product development opportunities and expanded distribution channels. Our licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. Approximately 54.5% of our licenses require us to make minimum guaranteed royalty payments whether or not we meet specific sales targets. These minimum guarantees range from $40 to $5.0 million and total minimum guarantee expense in 2003 was $10.0 million. We have approximately 700 license agreements, with terms ranging from one to ten years.

Channels of Distribution

Our products are available through more than 25,000 retail outlets located in North America, Europe, Australia and Asia Pacific. We market our products through multiple channels of distribution in order to maximize our sales opportunities for our broad product offering. Products with lower price points are generally sold in chain retailer channels while products with higher detailed features and prices are typically sold in hobby, collector and independent toy stores and through wholesalers and OEM dealers. We believe we have a leading position in multiple distribution channels and that this position enhances our ability to secure additional licenses, extends the reach of our products to consumers and mitigates the risk of concentration by channel or customer.

Chain Retailers. Our products marketed through this channel are targeted predominantly at price conscious end-users. As a result, the majority of our products marketed through this channel are designed to span lower price points and retail for less than $30. Key customers in our chain retailer channel include Wal-Mart, Target, Toys R Us/Babies R Us, Tractor Supply Company and Kmart. Sales in 2003 to chain retailers were 45.9% of our total net sales.

Specialty and Hobby Wholesalers and Retailers. We sell many of the products available at chain retailers as well as higher priced products with special features to specialty and hobby wholesalers and retailers which comprised 31.5% of our net sales in 2003. We reach these customers directly through our internal telesales group and business-to-business website located at www.myRC2.com and through specialty toy representatives and collectible and toy trade shows. Key customers in our specialty and hobby wholesaler and retailer channel include Learning Express, Great Planes Model Manufacturing Company, Excell Marketing, L.C., Beckett & Associates and Master Toys & Novelties, Inc.

OEM Dealers. We often sell licensed products to the licensing OEM's dealer network. OEM licensing partners benefit from our OEM dealer sales through the opportunity to receive royalties from additional product sales through the OEM's dealer network. We often provide OEM dealers with a short-term exclusivity period where the OEM dealers have the opportunity to purchase new products for a short period (generally 90 to 360 days) before the products become available through other distribution channels. Key customers in our OEM dealer channel include John Deere, Case New Holland, Polaris and Harley-Davidson. Sales in 2003 to OEM dealers were 12.3% of our net sales.

Corporate Promotional Accounts. We believe we have the top position in North America in the die-cast vehicle corporate promotional channel. Corporate promotional products allow a company to promote its products, reinforce its brands and reward employees and customers. In this channel, we can cost-effectively accommodate both large-unit orders and lower-unit orders due to our extensive tooling library, our flexible, dedicated suppliers and the nature of our operations. This gives us a competitive advantage over our larger competitors because it allows our product sourcing to be flexible enough to accommodate small production runs. Key customers in our corporate promotional channel include Matco Tools and Texaco.  Corporate promotional accounts comprised 5.6% of our net sales in 2003.

Direct to Consumers. We make certain products available for direct sales to consumers through trackside event sales concessions, company stores, a business-to-consumer website located at www.diecastexpress.com and a strategic alliance with the Bradford Exchange Group, a top direct marketing company. Individual products sold directly to consumers sell at prices similar to those found at retailers, hobby stores and dealers and constituted 3.5% of our net sales in 2003.

Patents and Trademarks

We have registered numerous trademarks with the U.S. Patent and Trademark Office, including the marks Racing Champions®, Ertl®, Press Pass® and Learning Curve®. A number of these trademarks are also registered in foreign countries. We believe our trademarks hold significant value, and we plan to build additional value through increased consumer awareness of our many other trade names and trademarks. We hold U.S. patents for our trading card display stand and model vehicle, our unique packaging system that includes a die-cast vehicle, emblem and display stand, certain features in our train play systems and our playboard with collapsing easel.

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

Our internal sales force is supplemented by external sales representative organizations that are geographically divided. These external sales representative organizations provide more frequent customer contact and solicitation of the national, regional and specialty retailers and supported 31.2% of our net sales in 2003. External sales representatives generally earn commissions of 3% to 15% of the net sales price from their accounts. Their commissions are unaffected by the involvement of our internal sales force with a customer or sale.

At the end of 2003, we re-launched our business-to-business website under a new name, www.myRC2.com. This website, targeted to smaller volume accounts, allows qualified customers to view new product offerings, place orders, check open order shipping status and review past orders. We believe that www.myRC2.com leverages our internal sales force, inside sales group and customer service group by providing customers with greater information access and more convenient ordering capability.

Our marketing programs are directed toward adult collectors and children, current customers and potential new customers that fit the demographic profile of our target market. Our objectives include increasing awareness of our product offerings and brand names, as well as executing consumer promotions. We utilize the following media vehicles in our marketing plans.

  •     Advertising. We place print advertisements in publications with high circulation and targeted penetration in key vertical categories such as parenting, gift, hobby, die-cast, NASCAR, trading cards and action figures. We run commercials on a selective basis on cable television programs that target key consumers. For example, in 2003, we promoted our new The Fast and The Furious Reflex Raceway by running commercials on Toon Disney and Cartoon Network.

  •     Public Relations. We have developed a sustained trade and consumer public relations effort to build relationships with editors at publications targeted across all of our product lines. Ongoing press releases keep editors abreast of new product introductions, increase our credibility and market acceptance, and encourage the editorial staffs of these publications to give more coverage to our products.

  •     Co-op Advertising. We work closely with retail chains to plan and execute ongoing retailer-driven promotions and advertising. The programs usually involve promotion of our products in retail customers' print circulars, mailings and catalogs, and sometimes include placing our products in high-traffic locations within retail stores.

  •     Internet. The Internet is an increasingly important part of our marketing plan because collectors have quickly adopted the Internet as a preferred way to communicate with other enthusiasts about their hobby. Our website, www.rc2corp.com, highlights our products, lists product release dates and collects market data directly from consumers. We also gather consumer information through consumer letters, e-mail, telephone calls, product surveys and focus groups.

Competition

We compete with several large international toy and collectible companies, such as Mattel, Inc., Hasbro, Inc., Action Performance Companies, Inc., Jakks Pacific, Inc., Little Tikes Company and Maisto Ltd., with private label products sold by many of our retail customers and with other producers of vehicle replicas, toys, and infant products such as Playing Mantis, Yat Ming, Bburago, FUNline, Revell-Monogram, Zindart/Corgi, Kids II and First Years. Our Press Pass and Wheels sports trading cards compete primarily with Topps, Upper Deck and Fleer, and with several smaller companies with more limited product lines. Competition in the distribution of our products is intense and the principal methods of competition consist of product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements for existing and new products to be sold through specific distribution channels or retail outlets. We believe that our competitive strengths include our knowledge of the markets we serve, our ability to bring products to market rapidly and efficiently, our dedicated and integrated suppliers, our multiple channels of distribution, our well-known brands supported by respected licenses, our diversified product categories and our established and loyal customer base. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we have.

Production

We believe we are an industry leader in bringing new products to market rapidly and efficiently. Our integrated design and engineering expertise, extensive library of product designs, molds and tools and dedicated suppliers enable us to be first to market with many innovative products.

Far East Product Sourcing. We have operations in Kowloon, Hong Kong and in the Racing Industrial Zone in Dongguan City, China and employ 165 people in Hong Kong and China who oversee the sourcing of the majority of our products. This group assists our suppliers in sourcing raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from China.

Far East Production. All of our products are manufactured in China, except for certain plastic ride-ons, sports trading cards and certain apparel and souvenirs. Our China-based product sourcing accounted for approximately 82.5% of our total product purchases in 2003. We primarily use six third-party, dedicated suppliers who manufacture only our products in eight factories, four of which are located in the Racing Industrial Zone. The Racing Industrial Zone is the name of a factory complex developed in 1997 and located in Dongguan, China (approximately 50 miles from Hong Kong) where four of our third-party, dedicated suppliers operate freestanding factory facilities. These six third-party, dedicated suppliers produced approximately 64.0% of our China-based product purchases in 2003. In order to supplement our third-party, dedicated suppliers, we use approximately eleven other suppliers in China. All products are manufactured to our specifications using molds and tooling that we own. These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production. We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers. Most of our suppliers have been supplying us for more than five years.  We use only purchase orders and not long-term contracts with our foreign suppliers.

Die-Casting. All of our die-cast products are manufactured in China. Die-casting for our products involves the use of custom molds to shape melted zinc alloy into our die-cast products. Our suppliers purchase zinc alloy and conduct the die-cast manufacturing process at their facilities.

Domestic Production. The production of certain plastic ride-ons, sports trading cards and certain apparel and souvenirs is completed primarily by U.S.-based suppliers. We create the product design and specifications and coordinate the manufacturing activities. We generally prefer to coordinate the production of these products through a limited number of suppliers and believe that a number of alternate suppliers are available.

Tooling. To create new products, we continuously invest in new tooling. These tooling expenditures represent the majority of our capital expenditures. Depending on the size and complexity of the product, the cost of tooling a product ranges from $3,000 to $170,000. For many of our products, we eliminate significant tooling time by utilizing our extensive tooling library of more than 22,000 tools. We own all of our tools and provide them to our suppliers during production. Tools are returned to us when a product is no longer in production and are stored for future use.

Product Safety. Our products are designed, manufactured, packaged and labeled to conform with the U.S. safety requirements of the American Society for Testing and Materials and the Consumer Product Safety Commission and are periodically reviewed and approved by independent safety testing laboratories. Products sold in Europe also conform to European Commission standards. We carry product liability insurance coverage with a limit of more than $35.0 million per occurrence. We have never been the subject of a product liability claim.

Logistics. Our customers purchase our products either in the United States, United Kingdom, Australia, Canada or Germany or directly from China. We own a distribution facility in Dyersville, Iowa, lease distribution facilities in Bolingbrook, Illinois, Canada and Australia, and use independent warehouses in the United Kingdom and Germany.

Seasonality

We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 61.5% of our net sales for the three years ended December 31, 2003 were generated in the second half of the year, with August, September and October being the largest shipping months. As a result, consistent with industry practices, our investment in working capital, mainly inventory and accounts receivable, is highest during the third and fourth quarters and lowest during the first quarter.

Customers

We derive a significant portion of our sales from some of the world's largest retailers and OEM dealers. Our top five customers accounted for 38.7%, 35.3% and 38.0% of total net sales in 2001, 2002 and 2003, respectively. Wal-Mart, our largest customer, accounted for 10.8% of total net sales in 2003. Other than Wal-Mart, no customer accounted for more than 10% of our total net sales in 2003. Other than the John Deere dealer network and Wal-Mart, no customer accounted for more than 10% of our total net sales in 2001 and 2002. Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers.

Employees

At December 31, 2003, we had 570 employees, 27 of whom were employed part-time. We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within RC2 Corporation. A collective bargaining agreement covers 65 of our employees, all of whom work in the distribution facility in Dyersville, Iowa. We consider our employee relations to be good. Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

Available Information

We maintain our corporate website at www.rc2corp.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the Commission), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information on our website is not part of this report. This report includes all material information about the Company that is included on the Company's website and is otherwise required to be included in this report.

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

The introduction of new products is critical in our industry and to our growth strategy. Our business depends on our ability to continue to conceive, design and market new products and upon continuing market acceptance of our product offering. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or what new products will be successful. Our current products may not continue to be popular or new products that we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Competition for licenses could increase our licensing costs or limit our ability to market products.

We market virtually all of our products under licenses from other parties. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on a nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Mattel, Inc., Hasbro, Inc., Action Performance Companies, Inc., Jakks Pacific, Inc., Little Tikes Company and Maisto Ltd., with private label products sold by many of our retail customers and with other producers of vehicle replicas, toys and infant products such as Playing Mantis, Yat Ming, Bburago, FUNline, Revell-Monogram, Zindart/Corgi, Kids II and First Years. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the collectible and toy industries have limited barriers to entry. We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

We may experience difficulties in integrating our recent acquisition of Learning Curve International, Inc.

We completed our acquisition of Learning Curve International, Inc. on March 4, 2003, with an effective date of February 28, 2003. The integration of Learning Curve's operations into our operations involves a number of risks including:

 •  Learning Curve may experience losses that could adversely affect our profitability;
 •     unanticipated costs relating to the integration of Learning Curve may increase our expenses;
 •     difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;
 •  diversion of management's attention could impair their ability to manage our business operations effectively; and
•      unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

We financed our acquisition of Learning Curve by borrowing $110.0 million under a new $140.0 million credit facility. This debt leverage could adversely affect our profit margins and limit our ability to capitalize on future business opportunities. A portion of this debt is also subject to fluctuations in interest rates.

We depend on the continuing willingness of chain retailers to purchase and provide shelf space for our products.

In 2003, we sold 45.9% of our products to chain retailers. Our success depends upon the continuing willingness of these retailers to purchase and provide shelf space for our products. We do not have long-term contracts with our customers. In addition, our access to shelf space at retailers may be reduced by store closings, consolidation among these retailers and competition from other products. An adverse change in our relationship with or the financial viability of one or more of our customers could reduce our net sales and profitability.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers. Our profitability may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell. We only maintain credit insurance for some of our major customers and the amount of this insurance generally does not cover the total amount of the accounts receivable. At December 31, 2002 and 2003, our credit insurance covered approximately 15.6% and 10.6%, respectively, of our total gross accounts receivable. Insurance coverage for future sales is subject to reduction or cancellation.

We rely on a limited number of foreign suppliers in China to manufacture a majority of our products.

We rely on six third-party, dedicated suppliers in China to manufacture a majority of our products in eight factories, four of which are located in close proximity to each other in the Racing Industrial Zone manufacturing complex in China. Our China-based product sourcing accounted for approximately 82.5% of our total product purchases in 2003. The six third-party, dedicated suppliers who manufacture only our products accounted for approximately 64.0% of our China-based product purchases in 2003. We have only purchase orders, not long-term contracts with our foreign suppliers. Because we rely on these suppliers for flexible production and have integrated these suppliers with our development and engineering teams, if these suppliers do not continue to manufacture our products exclusively, our product sourcing would be adversely affected. Difficulties encountered by these suppliers such as a fire, accident, natural disaster or an outbreak of severe acute respiratory syndrome (SARS) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. Any of these risks could increase our expenses or reduce our net sales.

Increases in the cost of the raw materials used to manufacture our products could increase our cost of sales and reduce our gross margins.

Since our products are manufactured by third-party suppliers, we do not directly purchase the raw materials used to manufacture our products. However, the prices we pay our suppliers may increase if their raw materials, labor or other costs increase. We may not be able to pass along such price increases to our customers. As a result, increases in the cost of raw materials, labor or other costs associated with the manufacturing of our products could increase our cost of sales and reduce our gross margins.

Currency exchange rate fluctuations could increase our expenses.

Our net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars, Euros and Canadian dollars. Our purchases of finished goods from Chinese manufacturers are denominated in Hong Kong dollars. Expenses for these manufacturers are denominated in Chinese Renminbi. As a result, any material increase in the value of the Hong Kong dollar or the Renminbi relative to the U.S. dollar or the U.K. pound would increase our expenses and therefore could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States. Historically, we have not hedged our foreign currency risk.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks including:

  •     economic and political instability;
  •     restrictive actions by foreign governments;
  •     greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
  •     changes in import duties or import or export restrictions;
  •     timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or a customer's warehouse;
  •     complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes; and
  •     complications in complying with trade and foreign tax laws.

Any of these risks could disrupt the supply of our products or increase our expenses. The costs of compliance with trade and foreign tax laws increases our expenses and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs.

Product liability, product recalls and other claims relating to the use of our products could increase our costs.

Because we sell collectibles and toys to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage and we may incur significant costs in complying with recall requirements. In addition, substantially all of our licenses give the licensor the right to terminate if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management's attention and resources from our business.

Trademark infringement or other intellectual property claims relating to our products could increase our costs.

Our industry is characterized by frequent litigation regarding trademark and patent infringement and other intellectual property rights. We have been a defendant in trademark and patent infringement claims and claims of breach of license from time to time and we may continue to be subject to such claims in the future. The defense of intellectual property litigation is both costly and disruptive to the time and resources of our management even if the claim is without merit. We also may be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our credit agreement includes provisions that place limitations on a number of our activities, including our ability to:

  •     incur additional debt;
  •     create liens on our assets or make guarantees;
  •     make certain investments or loans;
  •     pay dividends; or
  •     dispose of or sell assets or enter into a merger or similar transaction.

These debt covenants could restrict our ability to pursue opportunities to expand our business operations.

Sales of our products are seasonal, which causes our operating results to vary from quarter to quarter.

Sales of our products are seasonal. Historically, our net sales and profitability have peaked in the third quarter due to the holiday season buying patterns. Seasonal variations in operating results may cause us to increase our debt levels and interest expense in the second and third quarters and may tend to depress our stock price during the first and second quarters.

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

  •     our failure to meet the performance estimates of securities analysts;
  •     changes in financial estimates of our net sales and operating results or buy/sell recommendations by securities analysts;
  •     the timing of announcements by us or our competitors concerning significant product developments, acquisitions or financial performance;
  •     fluctuation in our quarterly operating results;
  •     substantial sales of our common stock;
  •     general stock market conditions; or
  •     other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

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

A limited number of our shareholders can exert significant influence over us.

As of March 2, 2004, our executive officers and directors collectively beneficially owned 18.9% of the outstanding shares of common stock. The share ownership would permit these stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Various restrictions in our charter documents, Delaware law and our credit agreement could prevent or delay a change of control of us that is not supported by our board of directors.

We are subject to a number of provisions in our charter documents, Delaware law and our credit agreement that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These anti-takeover provisions include:

  •    advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings;
  •    covenants in our credit agreement restricting mergers, asset sales and similar transactions and a provision in our credit agreement that triggers an event of default upon the acquisition by a person or group of persons of beneficial ownership of 33-1/3% or more of our outstanding common stock; and
  •    the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

Section 203 of the Delaware General Corporation Law prohibits a merger, consolidation, asset sale or other similar business combination between RC2 and any stockholder of 15% or more of our voting stock for a period of three years after the stockholder acquires 15% or more of our voting stock, unless (1) the transaction is approved by our board of directors before the stockholder acquires 15% or more of our voting stock, (2) upon completion of the transaction the stockholder owns at least 85% of our voting stock outstanding at the commencement of the transaction or (3) the transaction is approved by our board of directors and the holders of 66-2/3% of our voting stock excluding shares of our voting stock owned by the stockholder.

Item 2. Properties

As of December 31, 2003, our facilities were as follows:

Description	Square Feet	Location	Lease Expiration

Corporate headquarters and RC2 Brands, Inc. warehouse (1)	325,144	Bolingbrook, IL	August 2011
Hong Kong office	10,296	Kowloon, Hong Kong	July 2004
RC2 South, Inc. office	6,864	Charlotte, NC	April 2007
RC2 Brands, Inc. office and warehouse	328,000	Dyersville, IA	Owned
RC2 Brands, Inc. warehouse (2)	166,000	Dyersville, IA	Owned
RC2 Brands, Inc. office (1)	15,309	Chicago, IL	May 2007
RC2 Brands, Inc. office	1,670	New York, NY	December 2004
RC2 Brands, Inc. showroom	9,240	New York, NY	April 2009
Racing Champions International Limited office	5,419	Exeter, United Kingdom	October 2013
Racing Champions International Limited warehouse (3)	71,026	Nottingham, United Kingdom	September 2004
Racing Industrial Zone office, warehouse, quarters and storage	99,186	Dongguan City, China	March 2006
Green's Racing Souvenirs, Inc. office	814	South Boston, VA	November 2004
RC2 Australia, Pty. Ltd. office and warehouse	22,000	Springvale, Victoria, Australia	September 2006
Learning Curve Deutschland GmbH office (4)	2,159	Mannheim, Germany	December 2003
Brigitta's Import Company office and warehouse (5)	47,000	Concord, Ontario	May 2010
____________________

(1)   The corporate headquarters and Chicago office will relocate to a new combined office in Oak Brook, IL by May 1, 2004.
(2)   38,000 square feet of the Dyersville, IA warehouse has been sublet and is not being used in our operations.
(3)   The Nottingham warehouse has been sublet and is no longer used in our operations. U.K. distribution activities have been contracted to an independent warehouse.
(4)   Subsequent to year-end the Germany office lease has been extended on a month to month basis.
(5)   Subsequent to year-end the Canadian warehouse is no longer being used in our operations. Canadian distribution is now fulfilled from the Dyersville, IA warehouse.

Item 3.  Legal Proceedings

During the quarter ended December 31, 2003, Learning Curve settled the action brought by Playwood Toys, Inc. in the U.S. District Court for the Northern District of Illinois alleging that Learning Curve and certain of its officers and employees misappropriated one or more trade secrets relating to a toy wooden railroad track manufactured and sold by Learning Curve as Clickety Clack Track™. Pursuant to the settlement agreement, the Company, on behalf of Learning Curve, made a payment of $11.2 million to the plaintiff. The Company is entitled to indemnification for the settlement amount, less realized tax benefits, pursuant to the merger agreement for the Company's acquisition of Learning Curve, and the Company received a payment of $10.1 million from the escrow account during 2003 to fund part of the settlement payment. The Company is required to return a part of that amount to the escrow account based on the tax benefits realized by the Company relating to the settlement amount less other expenses relating to the litigation. The amount to be returned to the escrow is estimated at approximately $3.0 million which will be available to the Company for future claims under the terms of the escrow.  (See discussion in Item 1 for additional information on the escrow.)

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market under the symbol "RCRC" since April 10, 2003. From March 4, 2002 to April 9, 2003, our common stock traded on the Nasdaq National Market under the symbol "RACN." From May 8, 2000 to March 3, 2002, our common stock traded on the Nasdaq SmallCap Market. Prior to May 8, 2000, our common stock traded on the Nasdaq National Market. The following table sets forth the high and low closing sale prices for our common stock as reported by Nasdaq for the periods indicated.

2002:	High	Low

First Quarter	$20.31	$12.00
Second Quarter	$22.44	$16.75
Third Quarter	$21.50	$14.96
Fourth Quarter	$16.81	$12.41

2003:	High	Low

First Quarter	$15.63	$10.99
Second Quarter	$18.70	$14.64
Third Quarter	$20.32	$15.26
Fourth Quarter	$22.43	$19.64

As of December 31, 2003, there were approximately 169 holders of record of our common stock. We believe the number of beneficial owners of our common stock on that date was substantially greater.

We have not paid any cash dividends on our common stock. We intend to retain any earnings for use in operations, to repay indebtedness and for expansion of our business, and therefore, do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement prohibits the Company from declaring or paying any dividends on any class or series of our capital stock. This prohibition will apply as long as any credit is available or outstanding under the credit agreement which currently has a maturity date of April 30, 2006.

Item 6.  Selected Financial Data

The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements and the notes to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of earnings for the years ended December 31, 2001, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002 and 2003 are derived from our audited consolidated financial statements included elsewhere herein. The consolidated statements of earnings for the years ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999, 2000 and 2001 are derived from our audited consolidated financial statements which are not included herein. Certain reclassifications provided in our accompanying consolidated statements of earnings for 2001, 2002 and 2003 have not been presented for the years ended December 31, 1999 and 2000, as this information was not available.

	Year Ended December 31

	1999	2000	2001	2002	2003

Consolidated Statements of Earnings:	(In thousands, except per share data)
Net sales	$231,360	$214,806	$204,661	$214,925	$310,946
Cost of sales (1)	132,683	116,328	99,481	102,763	148,908

Gross profit	98,677	98,478	105,180	112,162	162,038
Selling, general and administrative expenses (1)(2)	79,762	71,636	69,266	70,238	104,794
Other charges (3)	6,400	—	—	—	—
Amortization of goodwill and other intangible assets	3,543	3,795	3,376	—	30

Operating income	8,972	23,047	32,538	41,924	57,214
Interest expense, net	7,650	11,375	6,470	1,835	3,477
Other (income) expense	(105)	662	277	(603)	(145)

Income before income taxes	1,427	11,010	25,791	40,692	53,882
Income tax expense	892	5,120	10,668	15,947	15,465

Net income	$ 535	$ 5,890	$ 15,123	$ 24,745	$ 38,417

Net income per share:
Basic	$ 0.03	$ 0.40	$ 1.03	$ 1.55	$ 2.25
Diluted	$ 0.03	$ 0.39	$ 1.00	$ 1.47	$ 2.12
Weighted average shares outstanding:
Basic	16,249	14,827	14,663	15,981	17,060
Diluted	16,588	15,085	15,159	16,829	18,105

	As of December 31

	1999	2000	2001	2002	2003

Consolidated Balance Sheet Data:
Working capital	$ 39,028	$ 38,955	$ 26,392	$ 49,540	$ 70,471
Total assets	276,282	251,907	235,523	236,287	381,829
Total debt	123,000	97,000	62,000	8,000	85,000
Total stockholders' equity	$101,848	$104,196	$118,099	$170,881	$225,299

(1)  Depreciation expense was approximately $7.5 million, $9.6 million, $9.2 million, $9.1 million and $12.0 million for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively.

(2)  Selling, general and administrative expenses for 2000 include a charge of $2.5 million related to minimum guaranteed royalty payments on NASCAR-related licensing agreements, which exceeded royalties earned on product sales.

(3)  Other charges consist of $6.4 million in restructuring and other charges for the year ended December 31, 1999 in connection with the integration of The Ertl Company, Inc.

General Note:  Results for 1999 include the results of Ertl from April 13, 1999, as this acquisition was accounted for using the purchase method.  Results for 2003 include the results of LCI from March 1, 2003. As this acquisition was accounted for using the purchase method, periods prior to the acquisition effective date do not include any results for LCI.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, producer and marketer of high-quality, innovative collectibles and toys targeted at adult collectors and children, as measured by sales and brand recognition. Our products are marketed through multiple channels of distribution and are available at more than 25,000 retail outlets located in North America, Europe, Australia and Asia Pacific. Our product categories include (i) automotive, high performance and racing vehicle replicas; (ii) agricultural, construction and outdoor sports vehicle replicas; (iii) traditional children's toys; (iv) sports trading cards, apparel and souvenirs; and (v) collectible figures. We market virtually all of our products under licenses from other parties, and we are currently a party to approximately 700 license agreements.

Learning Curve Acquisition. On March 4, 2003, with an effective date of February 28, 2003, we acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve. LCI develops and markets a variety of high-quality, award winning traditional children's toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of LCI have been included in our consolidated financial statements since the effective date of the acquisition.

Integration Initiatives. During 2003, we focused on integrating our acquisition of LCI. We implemented numerous initiatives to achieve synergies and cost savings from this acquisition, including payroll, systems development and maintenance, corporate and administrative, and sales and marketing expenses. We expect to realize annualized cost savings of approximately $9 million.  Our integration activities in 2004 will also address LCI's product lines, including efforts to de-emphasize lower volume and lower margin product lines.

Sales. Our sales are primarily derived from the sale of collectibles and toys and are recognized upon transfer of title of product to our customers. We market our products through a variety of distribution channels including chain retailers, specialty and hobby wholesalers and retailers, OEM dealers, corporate promotional accounts and direct to consumers. For the years ended December 31, 2001, 2002 and 2003, sales to chain retailers comprised 40.5%, 37.2% and 45.9%, respectively, of our net sales.

Our products are marketed and distributed in North America, Europe, Australia and Asia Pacific. International sales (including Canada and Mexico) constituted 12% of our net sales in 2001 and 2002 and 16% of our net sales in 2003.We expect international sales to increase over the next several years as we expand our geographic reach. Our net sales have not been materially impacted by foreign currency fluctuations.

We derive a significant portion of our sales from some of the world's largest retailers and OEM dealers. Our top five customers accounted for 38.7%, 35.3%, and 38.0% of our net sales in 2001, 2002 and 2003, respectively. Wal-Mart, our largest customer, accounted for 15.5%, 11.7% and 10.8% of total net sales in 2001, 2002 and 2003, respectively. The John Deere dealer network accounted for 14.5% and 14.9% of total net sales in 2001 and 2002, respectively. Other than Wal-Mart and the John Deere dealer network, no customer accounted for more than 10% of our total net sales in 2001 and 2002. In 2003, other than Wal-Mart, no customer accounted for more than 10% of our total net sales.

We provide certain customers the option to take delivery of our products either in the United States, United Kingdom, Australia, Canada or Germany with credit terms ranging from 30 to 120 days or directly in China with payment made by irrevocable letter of credit or wire transfer. We generally grant price discounts of 15.0% to 25.0% on direct sales from China resulting in lower gross margins. However, shipments direct from China lower our distribution and administrative costs, so we believe that our operating income margin is comparable for products delivered in China versus products shipped in the United States, United Kingdom, Australia, Canada or Germany. For the years ended December 31, 2001, 2002 and 2003, direct sales from China constituted 9.7%, 11.0% and 9.6%, respectively, of our net sales.

We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Returns and allowances on an annual basis have ranged from 3.0% to 5.2% of net sales over the last three years.

Expenses. Our products are manufactured by third-parties, principally located in China. Cost of sales primarily consists of purchases of finished products, which accounted for 80.1%, 80.1% and 80.4% of our cost of sales in 2001, 2002 and 2003, respectively. The remainder of our cost of sales primarily includes tooling depreciation, freight-in from suppliers and concept and design expenses. Substantially all of our purchases of finished products from the Far East are denominated in Hong Kong dollars, and therefore, subject to currency fluctuations. Historically, we have not incurred substantial exposure due to currency fluctuations because the Hong Kong government has maintained a policy of linking the Hong Kong dollar and U.S. dollar since 1983. A future increase in the value of the Hong Kong dollar relative to the U.S. dollar may increase our cost of sales and decrease our gross margins.

Additionally, if our suppliers experience increased raw materials, labor or other costs and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase and, to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease.

Our quarterly gross margins can also be affected by the mix of product that is shipped during each quarter. While overall, all of our product categories approximate a similar gross margin, individual product lines within a category can carry gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year. However, the gross margin on an annual basis generally is more stable, historically falling within the general range of 51% to 53%.

Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing expenses, freight-out to customers and sales commissions. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. In 2003, aggregate royalties by product ranged from approximately 1% to 27% of our net sales price. Royalty expense was approximately 9.3%, 8.7%, and 8.5% of our net sales for the years ended December 31, 2001, 2002 and 2003. Sales commissions ranged from approximately 3% to 15% of the net sales price and are paid quarterly to our external sales representative organizations. Sales subject to commissions represented 32.0%, 35.2%, and 31.2% of our net sales for the years ended December 31, 2001, 2002 and 2003 and sales commission expense was 1.8% of our net sales for the year ended December 31, 2001 and 1.6% of our net sales for the years ended December 31, 2002 and 2003.

Seasonality. We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately, 61.5% of our net sales for the three years ended December 31, 2003 were generated in the second half of the year. As a result, our investment in working capital, mainly inventory and accounts receivable, is generally highest during the third and fourth quarters and lowest during the first quarter.

Results of Operations

			Year Ended December 31

	2001		2002		2003

	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except per share data)

Net sales	$204,661	100.0%	$214,925	100.0%	$310,946	100.0%
Cost of sales	99,481	48.6	102,763	47.8	148,908	47.9

Gross profit	105,180	51.4	112,162	52.2	162,038	52.1
Selling, general and administrative expenses	69,266	33.8	70,238	32.7	104,794	33.7
Amortization of goodwill and other intangible assets	3,376	1.7	—	—	30	—

Operating income	32,538	15.9	41,924	19.5	57,214	18.4
Interest expense, net	6,470	3.2	1,835	0.9	3,477	1.1
Other expense (income)	277	0.1	(603)	(0.3)	(145)	(0.1)

Income before income taxes	25,791	12.6	40,692	18.9	53,882	17.4
Income tax expense	10,668	5.2	15,947	7.4	15,465	5.0

Net income	$15,123	7.4%	$24,745	11.5%	$38,417	12.4%

Net income per share:
Basic	$1.03		$1.55		$2.25
Diluted	$1.00		$1.47		$2.12
Weighted average shares outstanding:
Basic	14,663		15,981		17,060
Diluted	15,159		16,829		18,105

Operating Highlights

Net sales for the year ended December 31, 2003 increased approximately 44.7% due to the addition of LCI as reflected in the significant increase in sales in our traditional children's toys category. Gross margin remained relatively flat at 52.1% for 2003 compared to 52.2% for 2002. Selling, general and administrative expenses as a percentage of net sales increased to 33.7% for 2003 from 32.7% for 2002 primarily due to the addition of LCI. Operating income increased to $57.2 million for 2003 from $41.9 million for 2002; although, as a percentage of net sales, operating income decreased to 18.4% for 2003 from 19.5% for 2002 due to the acquisition of LCI, as the complete realization of expected integration cost savings has not yet been achieved.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales. Net sales increased $96.0 million, or 44.7%, to $310.9 million for 2003 from $214.9 million for 2002. This sales increase was attributable to the addition of LCI. Net sales increases occurred in our traditional children's toys and collectible figures categories, but were partially offset by decreases in our other product categories.

The increase in sales in our traditional children's toy category was approximately 265%, as this is the category that includes all of the Learning Curve branded product lines. Sales in our smallest product category, collectible figures, increased 3.5% primarily due to JoyRide Studios video game figure sales. Sales in our sports trading cards, apparel and souvenirs category decreased 14.9%, primarily due to soft sales of NASCAR trading cards, decreased sales of apparel and souvenirs at trackside events, and our decision not to release basketball trading cards in 2003. Sales in our agricultural, construction and outdoor sports vehicle replicas category decreased 6.2% due to soft sales at our domestic agricultural OEM dealers. Sales in our automotive, high performance and racing vehicle replicas category decreased 1.5% primarily due to significant decreases in racing and custom and classic vehicle replicas partially offset by the strong performance of our The Fast and The Furious product line.

On a pro forma basis, consolidated net sales for the year ended December 31, 2003 decreased by 6.2% to $327.5 million when compared to the pro forma consolidated net sales for the year ended December 31, 2002 of $349.3 million. The pro forma consolidated net sales assume that the LCI acquisition took place at the beginning of each applicable period.

Gross Profit.  Gross profit increased $49.8 million, or 44.4%, to $162.0 million for 2003 from $112.2 million for 2002. The gross profit margin (as a percentage of net sales) remained relatively flat at 52.1% for 2003 compared to 52.2% for 2002. There were no major changes in the components of cost of sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $34.6 million, or 49.3%, to $104.8 million for 2003 from $70.2 million for 2002. As a percentage of net sales, selling, general and administrative expenses increased to 33.7% for 2003 from 32.7% for 2002. The increase in selling, general and administrative expenses was primarily due to the addition of LCI.

Operating Income.  Operating income increased $15.3 million, or 36.5%, to $57.2 million for 2003 from $41.9 million for 2002. As a percentage of net sales, operating income decreased to 18.4% for 2003 from 19.5% for 2002.

Net Interest Expense.  Net interest expense of $3.5 million for 2003 and $1.8 million for 2002 related primarily to bank term loans and lines of credit. The increase in net interest expense was due to the increase in average outstanding debt balances as a result of our acquisition of LCI in 2003 and an increase in the Company's incremental borrowing rate.

Income Tax.  Income tax expense of $15.5 million for 2003 includes a reduction of approximately $3.4 million, or $0.19 per diluted share, primarily due to the recognition of foreign net operating losses during the year and a reduction of income tax provision relating to the completion of an IRS tax audit for the fiscal years 1998 through 2000. Income tax expense, including the adjustments mentioned, includes provisions for federal, state and foreign income taxes at an effective rate of 28.7% for 2003 compared to 39.2% for 2002. The Company believes that the effective income tax rate for 2004 will range from 35% to 37%.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales. Net sales increased $10.2 million, or 5.0%, to $214.9 million for 2002 from $204.7 million for 2001. Approximately $7.9 million of this $10.2 million increase was due to net sales in our six new product lines. All five of our product categories experienced sales growth year over year. Net sales in our sports trading cards, apparel and souvenirs category increased approximately 19.1%, primarily driven by our racing apparel programs. Net sales in our collectible figures category were up approximately 31.0%, primarily driven by the introduction of our JoyRide Studios collectible figures and vehicles. Net sales in our agricultural, construction and outdoor sports vehicle replicas category were up approximately 3.1%, primarily driven by our precision and collector-type product lines sold primarily through OEM dealers. Net sales in our traditional children's toys category increased approximately 3.4% year over year, driven by our new product introductions as well as our ride-ons and classic licensed products like Scooby Doo. Net sales in our automotive, high performance and racing vehicle replicas category increased approximately 0.6%.

Gross Profit. Gross profit increased $7.0 million, or 6.7%, to $112.2 million for 2002 from $105.2 million for 2001. The gross profit margin increased to 52.2% in 2002 from 51.4% in 2001. The increase in the gross profit margin was due to higher sales volume and a more favorable mix of higher margin product sales. There were no major changes in the components of cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 1.3%, to $70.2 million for 2002 from $69.3 million for 2001. However, as a percentage of net sales, selling, general and administrative expenses decreased to 32.7% for 2002 from 33.9% for 2001, as a result of continuous expenditure control and leveraging our fixed costs over higher volume. Also included in selling, general and administrative expenses in 2001 is an adjustment to reduce the Company's estimate of its pension funding liability of approximately $613,000 based on an updated actuarial valuation.

Operating Income. Operating income increased $9.4 million, or 28.9%, to $41.9 million for 2002 from $32.5 million for 2001, in part due the adoption of SFAS No.142, "Goodwill and Other Intangible Assets" (SFAS No. 142), as of January 1, 2002, which ceased the amortization of goodwill. Goodwill amortization had a $3.4 million impact on 2001 operating income. As a percentage of net sales, operating income increased to 19.5% for 2002 from 15.9% for 2001.

Net Interest Expense. Net interest expense of $1.8 million for 2002 and $6.5 million for 2001 related primarily to bank term loans and a line of credit. The decrease in net interest expense was due to the reduction in average outstanding debt balances and the decrease in interest rates. In conjunction with the closing of the Company's public offering in April 2002, the Company refinanced its debt by entering into a three-year $50.0 million unsecured revolving credit facility. During the second quarter of 2002, the Company elected early adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." and accordingly included approximately $545,000 in financing fees related to the Company's previous credit facility in interest expense. In addition, in connection with the refinancing of the Company's credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility, which is also included in interest expense for 2002.

Income Tax.  Income tax expense for 2002 and 2001 included provisions for federal, state and foreign income taxes at an effective rate of 39.2% and 41.4%, respectively. The reduction in the effective income tax rate is a result of a lower effective state income tax rate coupled with the cessation of amortization of nondeductible goodwill resulting from the adoption of SFAS No. 142.

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility. Our operating activities generated cash of approximately $37.6 million in 2003, $34.0 million in 2002 and $45.0 million in 2001.

Net cash used in investing activities was $113.7 million in 2003, $8.9 million in 2002 and $6.5 million in 2001. The increase in 2003 was primarily attributable to the purchase price of LCI, as well an increase in capital expenditures to $10.8 million in 2003 from $9.5 million in 2002. Capital expenditures for molds and tooling in 2003 and 2002 were $8.9 million and $5.7 million, respectively, and we expect capital expenditures for 2004, principally for molds and tooling, to be approximately $15.0 million.

Net cash generated by financing activities in 2003 was $74.8 million. Net cash used by financing activities was $25.3 million and $35.2 million in 2002 and 2001, respectively. In 2003, we borrowed $60.0 million on our term loans, repaying $10.0 million by year end. During 2003, we borrowed a total of $65.0 million and made total payments of $38.0 million on our line of credit. At December 31, 2003, we had $44.6 million available on our line of credit. Historically, we have used a significant portion of excess cash to pay down debt.

Working capital increased $21.0 million to $70.5 million at December 31, 2003, from $49.5 million at December 31, 2002. Cash and cash equivalents decreased $0.6 million to $16.5 million at December 31, 2003, from $17.1 million at December 31, 2002. Our accounts receivable increased $41.3 million to $72.2 million at December 31, 2003 from $30.9 million at December 31, 2002, primarily due to the acquisition of LCI and the increased shipments throughout the fourth quarter of 2003.  Our inventory level increased $13.9 million to $37.5 million at December 31, 2003 from $23.6 million at December 31, 2002, primarily due to the acquisition of LCI. Also, as a result of the trend of retailers shifting their order patterns closer to consumer takeaway, holding replenishment stock has been shifted more to us and our inventories have risen somewhat accordingly.

Upon the closing of the LCI acquisition on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its April 2002 credit facility (see below). This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at the base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 0.75% and 1.75%. At December 31, 2003, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of the credit facility, the Company is required to comply with certain financial and nonfinancial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. At December 31, 2003, the Company had $85.0 million outstanding on this credit facility and was in compliance with all covenants.

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering, the Company entered into a credit facility in April 2002 to replace its previous credit facility. The credit facility was a three-year $50.0 million unsecured revolving loan that bore interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varies between 0.75% and 1.40%. The applicable margin was based on the Company's ratio of consolidated debt to consolidated EBITDA. The facility was replaced with the March 2003 credit facility discussed above.

The Company's Hong Kong subsidiary has a credit agreement with a bank that provides for a line of credit of up to $2.0 million which is renewable annually on January 1st. Amounts borrowed under this line of credit bear interest at the bank's prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company. As of December 31, 2002 and 2003, there were no outstanding borrowings under this line of credit.

The Company's United Kingdom subsidiary has a line of credit with a bank for $1.1 million which expires on July 31, 2004. The line of credit bears interest at 1.00% over the bank's base rate, and is subject to a letter of guarantee given by the Company for $0.9 million. At December 31, 2002 and 2003, there were no amounts outstanding on the line of credit.

The following table summarizes our significant contractual commitments at December 31, 2003:
(in thousands)

		Payment Due by Period
Contractual Obligations	Total	2004	2005—2006	2007—2008	2009 and beyond

Long-term debt (including current portion)	$85,000	$15,000	$70,000	$-	$-
Operating leases	15,063	3,021	4,575	3,404	4,063
Minimum royalty guarantees	19,114	6,753	9,889	2,417	55

Total contractual cash obligations	$119,177	$24,774	$84,464	$5,821	$4,118

We believe that our cash flows from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs in 2004. Working capital financing requirements are usually highest during the third and fourth quarters due to seasonal increases in demand for our collectibles and toys. Although operating activities are expected to provide sufficient cash, any significant future product or property acquisitions, including up-front licensing payments, may require additional debt or equity financing.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their net realizable value and is disclosed on the face of the accompanying consolidated balance sheets. The Company's allowance is based on management's assessment of the business environment, customers' financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company has purchased credit insurance that covers a portion of its receivables from major customers. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Inventory.  Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence, and is stated at lower of cost or market. Cost is determined by the first-in, first-out method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value. Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. The Company's management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings. Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management could impact the inventory valuation.

Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Long-lived assets have been reviewed for impairment based on SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Goodwill and other intangible assets have been reviewed for impairment based on Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill had been amortized over 40 years on a straight-line basis through December 31, 2001. Approximately $88.7 million of this goodwill is tax deductible over 15 years. Amortization expense relating to goodwill for the year ended December 31, 2001 was approximately $3.4 million. As of December 31, 2002, goodwill, net of accumulated amortization, was approximately $119.2 million. During 2002, the Company wrote off approximately $1.1 million of pension obligations (net of income tax of $0.7 million) and adjusted goodwill. As of December 31, 2003, goodwill, net of accumulated amortization, was approximately $159.7 million. The increase in goodwill at December 31, 2003 was primarily due to the acquisition of LCI. The Company has completed its transitional impairment test as of January 1, 2002 and its annual goodwill impairment tests as of October 1, 2002 and 2003, and an intangible impairment test as of October 1, 2003. The goodwill impairment tests completed in October 2002 and 2003 resulted in no goodwill impairment. However, the impairment test on intangibles as of October 1, 2003, concluded there was an impairment of $327,000 which has been included in selling, general and administrative expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2003.

Income Taxes. The Company records current and deferred income tax assets and liabilities. Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed. Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets. In determining the required liability, management considers certain tax exposures and all available evidence. However, if the available evidence were to change in the future, an adjustment to the tax-related balances may be required.

Accrued Allowances. The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued throughout the year, as sales are recorded. The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates. For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved. The allowance for the volume program is accrued throughout the year and if it becomes clear to management that the target for a participating customer will not be reached, the Company will change the estimate for that customer as required. Certain Learning Curve branded products carry a lifetime product warranty. Historical results of this lifetime product warranty have shown that it has had an immaterial impact on the Company. Based upon the historical results, appropriate allowances for product warranty claims have been accrued throughout the year.

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

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for all hedging relationships designated after June 30, 2003. There was no impact on the Company upon adoption.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. There was no impact on the Company upon adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate risk associated with our credit agreement and foreign currency exchange rate risk associated with our foreign operations.

The Company's previous credit agreement required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and a floor of 5.09%. The agreement, which had quarterly settlement dates, expired on June 3, 2002. For the years ended December 31, 2001 and 2002, the Company paid approximately $241,000 and $548,000, respectively, which is included in interest expense on the accompanying consolidated statements of earnings. Additionally, a charge of approximately $457,000 and a benefit of approximately $542,000 were recorded in net interest expense related to the change in fair value of the Company's interest rate collar during the years ended December 31, 2001 and 2002, respectively.

Based on the Company's interest rate exposure on variable rate borrowings at December 31, 2003, a one-percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $45,833 per month and a five-percentage point increase would increase future interest expense by approximately $229,167 per month. The Company determined these amounts based on approximately $55 million of variable rate borrowings at December 31, 2003 multiplied by 1% and 5%, respectively, and divided by 12. Since the expiration of the collar transaction described in the preceding paragraph, the Company has not used any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

The Company's net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars, Euros and Canadian dollars. The Company's purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars. Expenses for these manufacturers are primarily denominated in Chinese Renminbi. The Hong Kong dollar and the Chinese Renminbi are currently pegged to the U.S. dollar. If the Hong Kong dollar or the Chinese Renminbi ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar or the Chinese Renminbi relative to the U.S. dollar or the U.K. pound would increase our expenses and therefore could adversely affect our profitability. A 10% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the year ended December 31, 2003 would have changed the total dollar amount of our gross profit by approximately 7%.  A 10% change in the exchange rate of the U.S. dollar with respect to the U.K. pound, the Australian dollar, the Euro or the Canadian dollar for the year ended December 31, 2003 would not have had a significant impact on the Company's earnings. The Company is also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States. Historically, the Company has not used any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

Financial Statements

Our consolidated financial statements and notes thereto are filed under this item beginning on page F1 of this report.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations for 2002 and 2003. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Fiscal Year 2002

(In thousands, except per share data)	Q1	Q2	Q3	Q4

Net sales	$41,086	$48,006	$71,277	$54,556
Cost of sales (1)	20,479	22,080	33,449	26,755

Gross profit	20,607	25,926	37,828	27,801
Selling, general and administrative expenses (1)	15,575	16,806	21,165	16,692

Operating income	5,032	9,120	16,663	11,109
Interest expense, net	645	1,010	194	(14)
Other expense (income)	(360)	(148)	(53)	(42)

Income before income taxes	4,747	8,258	16,522	11,165
Income tax expense	1,899	3,303	6,609	4,136

Net income	$2,848	$4,955	$9,913	$7,029

Net income per share:
Basic	$0.19	$0.30	$0.60	$0.43
Diluted	$0.18	$0.29	$0.58	$0.41
Weighted average shares outstanding:
Basic	14,625	16,347	16,460	16,463
Diluted	15,700	17,291	17,234	17,103

(1) Depreciation expense was approximately $2.3 million, $2.3 million, $2.2 million and $2.3 million for Q1, Q2, Q3 and Q4 2002, respectively.

	Fiscal Year 2003

(In thousands, except per share data)	Q1	Q2	Q3	Q4

Net sales	$42,352	$70,059	$97,711	$100,824
Cost of sales (1)	19,802	35,841	44,373	48,892

Gross profit	22,550	34,218	53,338	51,932
Selling, general and administrative expenses (1)	17,641	26,774	29,065	31,314
Amortization of intangible assets	—	—	—	30

Operating income	4,909	7,444	24,273	20,588
Interest expense, net	360	1,061	1,072	984
Other expense (income)	(140)	359	(100)	(264)

Income before income taxes	4,689	6,024	23,301	19,868
Income tax expense	1,782	2,289	7,138	4,256

Net income	$2,907	$3,735	$16,163	$15,612

Net income per share:
Basic	$0.17	$0.22	$0.94	$0.90
Diluted	$0.17	$0.21	$0.89	$0.85
Weighted average shares outstanding:
Basic	16,666	17,142	17,145	17,277
Diluted	17,551	18,169	18,224	18,396

(1) Depreciation expense was approximately $2.6 million, $3.1 million, $3.2 million and $3.1 million for Q1, Q2, Q3 and Q4 2003, respectively.

General Note: Results for 2003 include the results of LCI from March 1, 2003. As this acquisition was accounted for using the purchase method, periods prior to the acquisition effective date do not include any results for LCI.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Part III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters-Audit Committee Financial Expert" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2004. Information regarding the Company's Code of Business Ethics is incorporated herein by reference to the discussion under "Corporate Governance Matters - Code of Business Ethics" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

The Audit Committee of our Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are John J. Vosicky (Chairman), John S. Bakalar and Daniel M. Wright.

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under "Security Ownership" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2004.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2003, for the Company's equity compensation plans, including the Racing Champions Ertl Corporation Stock Incentive Plan, the Racing Champions Ertl Corporation Employee Stock Purchase Plan, the Racing Champions, Inc. 1996 Key Employees Stock Option Plan and the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan. All of these plans have been approved by the Company's stockholders, other than the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan, which was approved by Wheels Sports Group's stockholders and assumed by the Company following its acquisition of Wheels Sports Group in 1998. Both the Wheels Sport Group, Inc. 1996 Omnibus Stock Plan and the Racing Champions, Inc. 1996 Key Employee Stock Plan are dormant and no future issuances are allowed under those plans.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common shares available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	1,576,908	$7.23	1,144,890
Equity compensation plans not approved by stockholders	—	—	—

Total	1,576,908	$7.23	1,144,890

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the discussions under "Executive Compensation-Employment Agreements" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2004.

Item 14.  Principal Accountant Fees and Services

Information regarding the fees and services of the independent accountants is incorporated herein by reference to the discussion under "Audit Committee Matters-Fees of Independent Auditors" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2004.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.  Financial Statements
The following consolidated financial statements of the Company are included in Item 8 of this report:
Reports of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Earnings for the years ended December 31, 2001, 2002 and 2003
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2002 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules
Reports of Independent Auditors
Financial Statement Schedule for the years ended December 31, 2001, 2002 and 2003:

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	36

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

3.2           First Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.3           Certificate of Ownership and Merger changing the Company's name to Racing Champions Ertl Corporation (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.4         Certificate of Ownership and Merger changing the Company's name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635)).

3.5          Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

10.1         Credit Agreement, dated as of April 3, 2002, among Racing Champions, Inc., Racing Champions South, Inc., Racing Champions Worldwide Limited, the guarantors from time to time parties thereto, the lenders from time to time parties thereto, and Harris Trust and Savings Bank, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

10.2*       Employment Agreement, dated as of April 30, 2001, between the Company and Robert E. Dods (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22635)).

10.3*       Employment Agreement, dated as of April 30, 2001 between the Company and Boyd L. Meyer (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22635)).

10.4*       Employment Agreement, dated as of April 30, 2001, between Racing Champions Limited and Peter K.K. Chung (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22635)).

10.5*       Employment Agreement, dated as of July 29, 2002, between the Company and Curtis W. Stoelting (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.6*     Employment Agreement, dated as of July 29, 2002, between the Company and Peter J. Henseler (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.7*     Employment Agreement, dated as of July 29, 2002, between the Company and Jody L. Taylor (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.8*     Racing Champions, Inc. 1996 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-22493) filed with the Commission on February 27, 1997).

10.9*       Racing Champions Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.10*    Wheels Sports Group, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

10.11*   Racing Champions Ertl Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.12     Agreement and Plan of Merger, dated as of February 3, 2003, among the Company, RBVD Sub I Inc., Racing Champions Worldwide Limited, Racing Champions Limited and Learning Curve International, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 4, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 18, 2003).

10.13       Credit Agreement, dated as of March 4, 2003, by and among the Company, RC Ertl, Inc., Racing Champions South, Inc., Learning Curve International, Inc., Racing Champions Worldwide Limited, Harris Trust and Savings Bank, as lender and administrative agent, certain other corporations party thereto and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 4, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 18, 2003).

10.14       First Amendment to Credit Agreement, dated as of June 27, 2003, among the Company, RC Ertl, Inc., Racing Champions South, Inc., Learning Curve International, Inc., Racing Champions Worldwide Limited, the lenders party thereto, and Harris Trust and Savings Bank, as agent, and certain other corporations party thereto (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22635)).

10.15*     Employment Agreement, dated as of March 4, 2003, between the Company and Richard E. Rothkopf.

10.16*  Employment Agreement, dated as of March 4, 2003 between the Company and John Walter Lee II.

21         Subsidiaries of the Company.

23.1       Consent of KPMG LLP.

23.2       Consent of Ernst & Young LLP.

23.3       Information regarding Arthur Andersen LLP.

24         Power of Attorney (included as part of the signature page hereof).

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

_____________________
*    Management contract or compensatory plan or arrangement.

**  This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)  Reports on Form 8-K

On October 30, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 12 regarding a press release issued on October 29, 2003 with respect to the Company's results for its fiscal third quarter ended September 30, 2003.

(c)  Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)  Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RC2 CORPORATION

Date: March 12, 2004	By:	/s/ Curtis W. Stoelting

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

/s/ Robert E. Dods	Chairman of the Board and	March 12, 2004
Robert E. Dods	Director

/s/ Boyd L. Meyer	Vice Chairman and Director	March 12, 2004
Boyd L. Meyer

/s/ Curtis W. Stoelting	Chief Executive Officer and	March 12, 2004
Curtis W. Stoelting	Director (Principal Executive Officer)

/s/ Peter J. Henseler	President and Director	March 12, 2004
Peter J. Henseler

/s/ Jody L. Taylor	Chief Financial Officer and	March 12, 2004
Jody L. Taylor	Secretary (Principal Financial and Accounting Officer)

/s/ Peter K.K. Chung	Director	March 12, 2004
Peter K.K. Chung

/s/ Paul E. Purcell	Director	March 12, 2004
Paul E. Purcell

/s/ John S. Bakalar	Director	March 12, 2004
John S. Bakalar

/s/ John J. Vosicky	Director	March 12, 2004
John J. Vosicky

/s/ Daniel M. Wright	Director	March 12, 2004
Daniel M. Wright

/s/ Richard E. Rothkopf	Director	March 12, 2004
Richard E. Rothkopf

/s/ Thomas M. Collinger	Director	March 12, 2004
Thomas M. Collinger

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
RC2 Corporation:

Under date of February 18, 2004, we reported on the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts as of December 31, 2002 and 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report on the consolidated financial statements refers to our audit of the disclosures that were added to revise the 2001 consolidated financial statements, as more fully described in note 3 to the consolidated financial statements. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements other than with respect to such disclosures.

KPMG LLP
Chicago, Illinois
February 18, 2004

Schedule II

Description Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Allowance for doubtful accounts:
Year ended December 31, 2001	$3,331,264	$2,499,763	—	$(2,821,907)	$3,009,120
Year ended December 31, 2002	$3,009,120	$ 753,849	—	$(1,162,393)	$2,600,576
Year ended December 31, 2003	$2,600,576	$2,077,735	$1,825,339	$(2,497,203)	$4,006,447

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of a previously issued report by Arthur Andersen LLP related to their audit of the Company for the fiscal year ended December 31, 2001. This report has not been reissued by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP
Chicago, Illinois
February 22, 2002

INDEX TO FINANCIAL STATEMENTS

RC2 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
RC2 Corporation:

We have audited the 2002 and 2003 consolidated financial statements of RC2 Corporation and subsidiaries (the Company) listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 consolidated financial statements of the Company as listed in the accompanying index were audited by other auditors, certain of whom have ceased operations. The auditors who ceased operations expressed an unqualified opinion on the 2001 consolidated financial statements based on their audits and the reports of other auditors (who have not ceased operations) who audited the financial statements of Racing Champions Worldwide Limited, which statements reflected total assets and total net sales of 11.7% and 8.4%, respectively, in 2001, of the related consolidated totals before the revision described in Note 3 to the consolidated financial statements, in their report dated February 22, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of RC2 Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of RC2 Corporation and subsidiaries as listed in the accompanying index were audited by other auditors, certain of whom have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP
Chicago, Illinois
February 18, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of a previously issued report by Arthur Andersen LLP related to their audit of the Company for the fiscal year ended December 31, 2001. This report has not been reissued by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP
Chicago, Illinois,
February 22, 2002

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Racing Champions Worldwide Limited

We have audited the consolidated statements of income, shareholders' equity and cash flows of Racing Champions Worldwide Limited for the year ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Racing Champions Worldwide Limited for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Exeter, England
February 22, 2002

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

Assets
Current assets:
Cash and cash equivalents	$17,104,158	$16,547,951
Restricted cash	—	33,118
Accounts receivable, net of allowance for doubtful accounts of $2,600,576 and $4,006,447	30,911,448	72,164,500
Other receivables	154,480	3,624,233
Inventory	23,563,030	37,463,704
Deferred income taxes and prepaid taxes, net	7,739,712	4,336,494
Prepaid expenses	3,940,151	4,407,985

Total current assets	83,412,979	138,577,985

Property and equipment:
Land	699,498	699,498
Buildings and improvements	5,014,251	5,939,271
Tooling	52,277,344	64,146,444
Other equipment	13,479,010	16,178,642

Less accumulated depreciation	71,470,103 (38,099,276)	86,963,855 (48,410,407)

	33,370,827	38,553,448
Goodwill, net	119,221,962	159,720,251
Intangible assets, net	208,640	44,042,417
Other assets	72,950	934,619

Total assets	$236,287,358	$381,828,720

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,614,626	$13,290,001
Taxes payable, net	—	2,688,336
Accrued expenses	9,528,835	9,247,947
Accrued allowances	9,764,216	12,099,143
Accrued royalties	5,224,231	10,853,721
Current maturities of term notes	—	15,000,000
Other current liabilities	740,844	4,927,573

Total current liabilities	33,872,752	68,106,721

Line of credit	8,000,000	35,000,000
Term notes, less current maturities	—	35,000,000
Deferred income taxes	14,076,672	6,105,203
Other long-term liabilities	9,457,387	12,317,413

Total liabilities	65,406,811	156,529,337

Commitments and contingencies
Stockholders' equity
Common stock, voting, $0.01 par value, 28,000,000 shares authorized, 18,293,666 shares issued and 16,463,371 shares outstanding at December 31, 2002 and 19,193,063 shares issued and 17,380,598 shares outstanding at December 31, 2003	182,936	191,930
Additional paid-in capital	118,705,647	129,436,178
Accumulated other comprehensive income (loss)	(1,284,509)	3,880,567
Retained earnings	61,086,038	99,503,301

Treasury stock, at cost, 1,830,295 shares at December 31, 2002 and 1,812,465 shares at December 31, 2003	178,690,112 (7,809,565)	233,011,976 (7,712,593)

Total stockholders' equity	170,880,547	225,299,383

Total liabilities and stockholders' equity	$236,287,358	$381,828,720

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2001	2002	2003

Net sales	$204,660,526	$214,925,278	$310,945,668
Cost of sales, related party	9,003,651	9,589,712	8,255,626
Cost of sales, other	90,476,908	93,172,883	140,651,980

Gross profit	105,179,967	112,162,683	162,038,062
Selling, general and administrative expenses	69,265,645	70,238,398	104,794,274
Amortization of goodwill and other intangible assets	3,376,354	—	30,000

Operating income	32,537,968	41,924,285	57,213,788
Interest expense, net	6,470,160	1,835,667	3,477,352
Other expense (income)	276,803	(602,931)	(145,447)

Income before income taxes	25,791,005	40,691,549	53,881,883
Income tax expense	10,667,996	15,946,840	15,464,620

Net income	$15,123,009	$24,744,709	$38,417,263

Net income per share:
Basic	$1 .03	$1.55	$2.25
Diluted	$1 .00	$1.47	$2.12
Weighted average shares outstanding:
Basic	14,662,620	15,980,958	17,059,589
Diluted	15,159,089	16,828,924	18,104,969

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
			Stock			Other	Additional		Total
	Common Stock		Warrants	Treasury Stock		Comprehensive	Paid-in	Retained	Stockholders'	Comprehensive
	Shares	Amount	Outstanding	Shares	Amount	Income (Loss)	Capital	Earnings	Equity	Income

BALANCE, DECEMBER 31, 2000	14,661,608	$164,447	$728,740	1,783,100	$(7,588,065)	$407,180	$89,265,424	$21,218,320	$104,196,046
Net income		—	—		—	—	—	15,123,009	15,123,009	$15,123,009
Stock issued upon option exercise	6,800	68	—		—	—	12,392	—	12,460	—
Expense recognized under stock option grant		—	—		—	—	22,824	—	22,824	—
Treasury stock acquisition	(75,000)	—	—	75,000	(321,400)	—	—	—	(321,400)	—
Reissue treasury stock	24,000	—	—	(24,000)	79,210	—	(11,710)	—	67,500	—
Other comprehensive income–foreign
currency translation adjustments,
net of tax		—	—		—	87,514	—	—	87,514	87,514
Other comprehensive loss–minimum
pension liability adjustments,
net of tax		—	—		—	(1,088,531)	—	—	(1,088,531)	(1,088,531)

Comprehensive income										$14,121,992

BALANCE, DECEMBER 31, 2001	14,617,408	$164,515	$728,740	1,834,100	$(7,830,255)	$(593,837)	$89,288,930	$36,341,329	$118,099,422
Net income		—	—		—	—	—	24,744,709	24,744,709	$24,744,709
Public stock offering	1,545,000	15,450	—		—	—	24,721,460	—	24,736,910	—
Stock issued upon option exercise	31,200	312	—		—	—	296,678	—	296,990	—
Stock warrants exercised	265,958	2,659	(651,316)		—	—	4,282,772	—	3,634,115	—
Stock warrants expired		—	(77,424)		—	—	77,424	—	—	—
Reissue treasury stock	3,805	—	—	(3,805)	20,690	—	38,383	—	59,073	—
Other comprehensive income–foreign
currency translation adjustments,
net of tax		—	—		—	662,168	—	—	662,168	662,168
Other comprehensive loss–minimum
pension liability adjustments,
net of tax		—	—		—	(1,352,840)	—	—	(1,352,840)	(1,352,840)

Comprehensive income										$24,054,037

BALANCE, DECEMBER 31, 2002	16,463,371	$182,936	$ —	1,830,295	$(7,809,565)	$(1,284,509)	$118,705,647	$61,086,038	$170,880,547
Net income		—	—		—	—	—	38,417,263	38,417,263	$38,417,263
Stock issued upon option exercise	232,731	2,327	—		—	—	1,384,395	—	1,386,722	—
Tax benefit of stock option exercise		—	—		—	—	1,407,763	—	1,407,763	—
Stock issued in acquisition	666,666	6,667	—		—	—	7,803,325	—	7,809,992	—
Stock issued under ESPP	10,580	—	—	(10,580)	57,548	—	83,087	—	140,635	—
Reissue treasury stock	7,250	—	—	(7,250)	39,424	—	51,961	—	91,385	—
Other comprehensive income–foreign
currency translation adjustments		—	—		—	5,319,686	—	—	5,319,686	5,319,686
Other comprehensive loss–minimum
pension liability adjustments,
net of tax		—	—		—	(154,610)	—	—	(154,610)	(154,610)

Comprehensive income										$43,582,339

BALANCE, DECEMBER 31, 2003	17,380,598	$191,930	$ —	1,812,465	$(7,712,593)	$3,880,567	$129,436,178	$99,503,301	$225,299,383

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003
Operating activities
Net income	$15,123,009	$24,744,709	$38,417,263
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	9,188,293	9,064,997	11,950,461
Stock option expense	22,824	—	—
Provision for uncollectible accounts	2,715,193	808,064	2,089,204
Interest on deferred financing costs	561,408	687,849	246,129
Amortization of goodwill and other intangible assets	3,376,354	—	30,000
Loss (gain) on disposition of assets	309,844	(314,241)	112,852
Deferred income taxes	5,533,739	3,157,440	(6,757,457)
Changes in operating assets and liabilities:
Accounts and other receivables	7,661,122	5,706,990	(26,766,961)
Inventory	1,209,141	(5,547,482)	7,032,219
Prepaid expenses	(426,623)	(1,011,260)	1,242,176
Accounts payable and accrued expenses	869,845	(3,833,820)	170,564
Other liabilities	(1,108,217)	537,001	9,857,813

Net cash provided by operating activities	45,035,932	34,000,247	37,624,263
Investing activities
Purchase of property and equipment	(6,476,957)	(9,515,679)	(10,752,389)
Proceeds from disposal of property and equipment	123,811	457,003	33,290
Purchase of LCI, net of cash acquired	—	—	(99,381,955)
(Increase) decrease in other non-current assets	(118,973)	123,615	(3,636,090)

Net cash used in investing activities	(6,472,119)	(8,935,061)	(113,737,144)
Financing activities
Net cash proceeds from public stock offering	—	24,736,910	—
Issuance of stock upon option exercises	12,460	296,990	1,386,722
Issuance of stock under employee stock purchase plan	—	—	140,635
Proceeds from bank term loans	—	—	60,000,000
Payment on bank term loans	(35,000,000)	(62,000,000)	(10,000,000)
Net borrowings (payments) on line of credit	—	8,000,000	27,000,000
Proceeds from stock warrants exercised	—	3,634,115	—
Purchase of stock to be held in treasury	(321,400)	—	—
Proceeds from reissuance of treasury stock	67,500	59,073	91,385
Payment of note payable	—	—	(2,861,816)
Financing fees paid	—	—	(935,297)

Net cash provided by (used in) financing activities	(35,241,440)	(25,272,912)	74,821,629

Effect of exchange rate changes on cash	605,635	802,334	768,163

Net (decrease) increase in cash and cash equivalents	3,928,008	594,608	(523,089)
Cash and cash equivalents, beginning of year	12,581,542	16,509,550	17,104,158
Restricted cash	—	—	(33,118)

Cash and cash equivalents, end of year	$16,509,550	$17,104,158	$16,547,951

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$6,311,736	$1,712,592	$3,439,022
Cash paid for income taxes during the period	$4,205,191	$14,845,702	$8,754,396
Cash refund received for income taxes	$6,979,767	$335,935	$777,527
Non-cash write-off of pension liability against goodwill,
net of income taxes	—	$1,055,695	—
Non-cash investing and financing activity during the period:
666,666 shares of stock issued for the purchase of LCI	—	—	$7,809,992

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

1.  DESCRIPTION OF BUSINESS

Founded in 1989, RC2 Corporation (RCRC) (formerly Racing Champions Ertl Corporation) and Subsidiaries, (collectively the Company), is a leading designer, producer and marketer of high-quality, innovative collectibles and toys targeted at adult collectors and children, as measured by sales and brand recognition. The Company's diverse product offerings include automotive, high performance and racing vehicle replicas; agricultural, construction and outdoor sports vehicle replicas; traditional children's toys; sports trading cards, apparel and souvenirs; and collectible figures. These products are sold under the Company's market-focused brand names, including Racing Champions®, Ertl®, Ertl Collectibles®, Learning Curve®, American Muscle™, AMT®, W. Britain®, Press Pass®, Eden®, Feltkids®, JoyRide® and JoyRide Studios®. The Company supports its brands and enhances the authenticity of its products by linking them with highly recognized licensed properties from high profile companies such as John Deere, Harley-Davidson, HIT Entertainment, Lamaze, Case New Holland, Polaris, Honda, Caterpillar, Ford, GM, DaimlerChrysler, NASCAR, NHRA, Texaco, Universal Studios, Warner Brothers, DIC Entertainment, Discovery Channel and Microsoft. The Company's products are marketed through multiple channels of distribution, including chain retailers, specialty and hobby wholesalers and retailers, dealer networks for original equipment manufacturers (OEMs) such as the John Deere dealer network, corporate accounts for promotional purposes and direct to consumers. The Company sells through more than 25,000 retail outlets located in North America, Europe, Australia and Asia Pacific.

2.  RECAPITALIZATION AND ACQUISITIONS

Recapitalization

Purchase price in excess of the book value of the net assets acquired in connection with the Company's recapitalization (Recapitalization) in 1996 of $88.7 million, which is deductible for tax purposes over 15 years, has been recorded as goodwill and through December 31, 2001, was being amortized on a straight-line basis over a 40-year period.

RC2 Corporation and The Ertl Company, Inc.

On April 13, 1999, the Company purchased all of the outstanding shares of The Ertl Company, Inc. (subsequently renamed RC2 Brands, Inc.) and certain of its affiliates. The purchase was funded with a drawdown on a previous credit facility. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $31.1 million was being amortized on a straight-line basis over 40 years through December 31, 2001.

RC2 Corporation and Learning Curve International, Inc.

On March 4, 2003, with an effective date of February 28, 2003, we acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of our common stock, including $12 million in escrow to secure Learning Curve's indemnification obligations under the merger agreement. In the merger agreement, Learning Curve agreed to indemnify RC2 for losses relating to breaches of Learning Curve's representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve's historical business. RC2 may make indemnification claims against the escrow account until the later of March 31, 2005 or the completion of the audit of RC2's financial statements for the year ending December 31, 2004.

The amount in escrow was reduced to $10 million in May 2003 and, to the extent that no claims are pending, the amount in escrow is scheduled to be reduced to $3 million in 2004. During the quarter ended December 31, 2003, Learning Curve settled litigation involving Playwood Toys, Inc. and part of the settlement amount was funded through the escrow account (See note 8). Additional consideration of up to $6.5 million was contingent upon LCI product lines reaching certain sales and margin targets in 2003, but this contingent consideration will not be payable because the targets were not met in 2003. LCI develops and markets a variety of high-quality, award winning traditional children's toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and accordingly, the operating results of LCI have been included in our consolidated financial statements since the effective date of the acquisition. The purchase was funded with our new credit facility (See note 6).  Additionally, the Company purchased the remaining minority interests of several of the LCI affiliates subsequent to February 28, 2003. As a result, all subsidiaries of the Company are wholly owned. Minority interest income of $9,570 has been included in selling, general and administrative expenses in our accompanying consolidated statement of earnings for those periods prior to the remaining minority interest purchases. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $39.8 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2003.

The purchase price was allocated to the net assets of LCI based on their estimated relative fair values on February 28, 2003, and as of the dates of the remaining minority interest purchases as follows:

(in thousands)
Total purchase price, including expenses		$116,965

Less:
Current assets	$51,867
Property, plant and equipment, net	6,194
Intangible assets	39,627
Other long-term assets	4,347
Liabilities assumed	(24,847)	(77,188)

Excess of purchase price over net assets acquired		$39,777

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2002 and 2003 assume that the LCI acquisition occurred as of January 1 of each year:

(in thousands, except per share data)

	2002	2003

Net sales	$349,334	$327,473

Net income	$28,958	$35,665

Net income per share:
Basic	$1.74	$2.08
Diluted	$1.66	$1.96

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.  The pro forma data for the year ended December 31, 2002 differs from the amounts reported in the Company's Form 8-K/A filed on May 7, 2003 due to subsequent adjustments.

3.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of RC2 Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation/Transactions

Foreign subsidiary assets and liabilities are reported in the local currency and translated at the rates of exchange at the balance sheet date while income statement accounts and cash flows are translated at the average exchange rates in effect during the period. Exchange gains and losses resulting from translation for the years ended December 31, 2001, 2002 and 2003 have been recorded as a component of accumulated other comprehensive income(loss) in stockholders' equity. The net exchange losses resulting from transactions in foreign currencies for the years ended December 31, 2001 and 2002 were $0.2 million and $0.3 million respectively. The net exchange gain resulting from transactions in foreign currencies for the year ended December 31, 2003 was $0.4 million. These net exchange gain and losses are included in other expense (income) on the accompanying consolidated statements of earnings.

Revenue Recognition

The Company recognizes revenue based upon transfer of title of product to customers. The Company provides for estimated credits and other concessions at the time the sale is recorded, and these credits and other concessions are recorded as a reduction of gross sales. The Company's revenue recognition policy is the same for each channel of distribution.

The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued throughout the year, as sales are recorded. Certain Learning Curve branded products carry a lifetime product warranty. Historical results of this lifetime product warranty have shown that it has an immaterial impact on the Company. Based upon the historical results, appropriate allowances for product warranty claims have been accrued throughout the year.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. For the years ended December 31, 2001, 2002 and 2003 shipping and handling costs were $6.2 million, $7.3 million and $11.0 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Such investments are stated at cost, which approximates fair value.

The Company had restricted cash of $33,118 at December 31, 2003 relating to guarantees required for payroll expenses in Australia and rental payments for our facility in Germany.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

During the first quarter of 2001, the Company recorded an adjustment of approximately $613,000 to reduce the Company's estimate of its pension funding liability based on a recent actuarial valuation. This adjustment is included in selling, general and administrative expenses in the consolidated statement of earnings for the year ended December 31, 2001. This adjustment resulted in income after taxes of approximately $356,000.

Inventory

Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence and is stated at lower of cost or market. Cost is determined by the first-in, first-out method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value. Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. The Company's management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings. Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management could impact the inventory valuation.

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

Asset Descriptions              Estimated Useful Life

                               Buildings and improvements                                                                4-15 years
                       Tooling                                                                                             2-7 years
                              Other equipment                                                                                2-10 years

Goodwill and Other Intangible Assets

Other intangible assets of $0.2 million and $44.0 million were recorded in 2002 and 2003, respectively, and are included in intangible assets on the accompanying consolidated balance sheets. Intangible assets are recorded at cost and consist of a pension asset of $0.2 million at December 31, 2002 and at December 31, 2003 consist of a pension asset of $0.2 million and licenses and trademarks of $43.8 million.

There was one intangible asset with a defined life, which was amortized in full as of December 31, 2003. All remaining intangible assets have been assigned indefinite lives. Amortization expense for the year ended December 31, 2003 was $30,000. No amortization expense is projected for the year ended December 31, 2004.

On June 30, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill had been amortized over 40 years on a straight-line basis through December 31, 2001. Amortization expense relating to goodwill for the year ended December 31, 2001 was approximately $3.4 million. As of December 31, 2002, goodwill, net of accumulated amortization, was approximately $119.2 million. During 2002, the Company wrote off approximately $1.1 million of pension obligations (net of income tax of $0.7 million) and adjusted goodwill. As of December 31, 2003, goodwill, net of accumulated amortization, was approximately $159.7 million, with the increase primarily due to the acquisition of LCI. The Company has completed its transitional impairment test as of January 1, 2002 and its annual goodwill impairment tests as of October 1, 2002 and 2003 and an impairment test for intangible assets as of October 1, 2003. The goodwill impairment tests completed in October 2002 and 2003 resulted in no goodwill impairment. However, the impairment test for intangible assets as of October 1, 2003, concluded there was an impairment of $327,000 which has been included in selling, general and administrative expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2003.

The following pro forma financial information reflects net income and basic and diluted net income per share as if goodwill was not subject to amortization for the year ended December 31, 2001.

(In thousands, except per share data)	Year ended December 31, 2001

Reported net income	$15,123
Add back: Goodwill amortization, net
of income tax	2,487

Adjusted net income	$17,610

Basic net income per share:
Reported net income per share	$ 1.03
Goodwill amortization per share	0.17

Adjusted net income per share	$ 1.20

Diluted net income per share:
Reported net income per share	$ 1.00
Goodwill amortization per share	0.16

Adjusted net income per share	$ 1.16

Other Assets

Other assets at December 31, 2002 consist of refundable deposits for leased equipment. Other assets at December 31, 2003 consist of deferred financing fees relating to the March 4, 2003 credit facility and refundable deposits for leased equipment. The deferred financing fees are being amortized over the term of the debt agreement. Interest expense for the deferred financing fees for the year ended December 31, 2003 was approximately $0.2 million.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their net realizable value and is disclosed on the face of the accompanying consolidated balance sheets. The Company's allowance is based on management's assessment of the business environment, customers' financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Accrued Allowances

The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued throughout the year as sales are recorded. The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates. For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved. The allowance for the volume program is accrued throughout the year and if it becomes clear to management that the target for a participating customer will not be reached, the Company will change the estimate for that customer as required. Certain Learning Curve branded products carry a lifetime product warranty. Historical results of this lifetime product warranty have shown that it has an immaterial impact on the Company. Based upon the historical results, appropriate allowances for product warranty claims have been accrued throughout the year.

Accrued Royalties

Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period as well as management's estimates for additional royalty exposures. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. Royalty expense is included in selling, general and administrative expenses on the consolidated statements of earnings.

Concentration of Credit Risk

Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers. There was one customer accounting for approximately 15.5%, 11.7% and 10.8% of net sales for the years ended December 31, 2001, 2002 and 2003, respectively, and one additional customer accounting for approximately 14.5% and 14.9% of net sales for the years ended December 31, 2001 and 2002, respectively. Additionally, one customer accounted for approximately 35.1%, 21.5% and 15.0% of accounts receivable at December 31, 2001, 2002 and 2003, respectively, a second customer accounted for approximately 10.2% of accounts receivable at December 31, 2002, and two additional customers accounted for approximately 16.2% and 13.0% of accounts receivable at December 31, 2003. The Company does not require collateral or other security to support customers' receivables. The Company conducts periodic reviews of its customers' financial condition and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased credit insurance, which covers a portion of its receivables from major customers.

Supplier Concentration

The Company's purchases in 2001 from three of its third-party, dedicated suppliers were 22.5%, 15.0% and 11.3%, respectively, of its total product purchases. The Company's purchases in 2002 from three of its third-party, dedicated suppliers were 24.9%, 18.0% and 11.6%, respectively, of its total product purchases. The Company's purchases in 2003 from two of its third-party, dedicated suppliers were 15.2% and 13.2% of its total product purchases. There were no other suppliers accounting for more than 10.0% of total product purchases during the years ended December 31, 2001, 2002 and 2003.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amount of the revolving credit facility and the term loan approximates its fair value.

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

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2001, 2002 and 2003, was approximately $0.7 million, $2.6 million and $1.9 million, respectively.

Advertising expenses, such as prepayments on magazine advertisements and artwork costs of $148,032 are included in prepaid expenses on the accompanying consolidated balance sheet at December 31, 2003.  There were no prepaid advertising expenses at December 31, 2002.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carry-forwards using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed.  Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets.  In determining the required liability, management considers certain tax exposures and all available evidence.

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

If compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan, had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
(In thousands, except per share data)
	2001	2002	2003

Net income as reported	$15,123	$24,745	$38,417
Deduct: total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(499)	(797)	(958)

Pro forma net income	$14,624	$23,948	$37,459
Basic net income per share
As reported	$1.03	$1.55	$2.25
Pro forma	$1.00	$1.50	$2.20
Diluted net income per share
As reported	$1.00	$1.47	$2.12
Pro forma	$0.96	$1.42	$2.07

The fair value of each stock option, excluding options issued for shares under the employee stock purchase plan, is estimated on the date of grant based on the Black-Scholes option pricing model that assumes among other things, no dividend yield, risk-free rates of return from 3.68% to 5.74%, volatility factors of 79.08% to 87.76% and expected life of 5 to 10 years. The weighted average fair value of options granted under the Company's stock option plan for the years ended December 31, 2001, 2002 and 2003, was $6.91, $15.61 and $11.64 per share, respectively.

The fair value of each option issued for shares under the employee stock purchase plan was estimated using the Black-Scholes model with the following assumptions:  an expected life of three months, expected volatility of 79.08% to 85.34% and risk-free interest rates of 0.95% to 1.72%.  The weighted-average fair value of those purchase rights granted in 2002 was $4.70: the weighted-average fair value of those purchase rights granted in 2003 was $4.86.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may be granted.

The Company accounts for stock-based compensation arrangements with nonemployees in accordance with SFAS No. 123, which establishes a fair-value-based method of accounting for stock-based compensation plans. Under the fair-value-based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. Approximately $23,000 was recorded as compensation expense for stock-based compensation agreements with nonemployees for the year ended December 31, 2001. There was no recorded compensation expense for the years ended December 31, 2002 and 2003.

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

	For the Year Ended December 31, 2001
(In thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount

Basic net income per share:
Net income	$15,123	14,663	$1.03
Plus effect of dilutive securities:
Stock options and warrants	—	496	—

Diluted net income per share:
Net income plus assumed conversions	$15,123	15,159	$1.00

Options and warrants to purchase 1,259,504 shares of common stock at prices ranging from $7.94 to $16.77 per share were outstanding during 2001 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares.

	For the Year Ended December 31, 2002
(In thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount

Basic net income per share:
Net income	$24,745	15,981	$1.55
Plus effect of dilutive securities:
Stock options and warrants	—	848	—

Diluted net income per share:
Net income plus assumed conversions	$24,745	16,829	$1.47

Options to purchase 5,000 shares of common stock at $18.72 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

	For the Year Ended December 31, 2003
(In thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount

Basic net income per share:
Net income	$38,417	17,060	$2.25
Plus effect of dilutive securities:
Stock options	—	1,045	—

Diluted net income per share:
Net income plus assumed conversions	$38,417	18,105	$2.12

Options to purchase 5,000 shares of common stock at $18.72 per share were outstanding during 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and pension liability, as part of the consolidated statements of stockholders' equity. The income tax benefit related to the components of comprehensive income in 2001, 2002 and 2003 was $(707,202), $(417,106), and $(960,816), respectively.

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for all hedging relationships designated after June 30, 2003. There was no impact on the Company upon adoption.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. There was no impact on the Company upon adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  BUSINESS SEGMENT

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by each group of product categories and by distribution channel. Amounts for the years ended December 31, 2001, 2002 and 2003 are as shown in the tables below.

	Year Ended December 31,
(In thousands)	2001	2002	2003

Automotive, high performance and racing vehicle replicas	$77,530	$77,981	$76,812
Agricultural, construction and outdoor
sports vehicle replicas	57,703	59,512	55,839
Traditional children's toys	37,564	38,823	141,628
Sports trading cards, apparel and souvenirs	25,018	29,788	25,363
Collectible figures	5,433	7,115	7,362
Other	1,413	1,706	3,942

Net sales	$204,661	$214,925	$310,946

Chain retailers	$82,882	$80,056	$142,828
Specialty and hobby wholesalers
and retailers	49,171	59,950	98,076
OEM dealers	35,676	40,763	38,150
Corporate promotional	25,004	19,733	17,433
Direct to consumers	10,515	12,954	10,763
Other	1,413	1,469	3,696

Net sales	$204,661	$214,925	$310,946

Information by geographic area for the years ended December 31, 2001, 2002 and 2003 is set forth in the table below.

	December 31,
(In thousands)	2001	2002	2003

Net sales:
United States	$181,598	$190,247	$261,879
Foreign	24,053	25,472	62,390
Sales and transfers between geographic areas	(990)	(794)	(13,323)

Combined total	$204,661	$214,925	$310,946

Operating income:
United States	$28,306	$38,760	$51,400
Foreign	4,232	3,164	5,814

Combined total	$32,538	$41,924	$57,214

Identifiable assets:
United States	$204,514	$202,292	$324,727
Foreign	31,009	33,995	57,102

Combined total	$235,523	$236,287	$381,829

5. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
(In thousands)	2001	2002	2003

Income before income taxes:
United States	$21,743	$37,517	$47,755
Foreign	4,048	3,175	6,127

	$25,791	$40,692	$53,882

The significant components of income tax expense are as follows:

Year Ended December 31,
(In thousands)	2001	2002	2003

Current
Federal	$3,290	$10,592	$11,492
State	590	568	1,629
Foreign	1,254	926	468

	5,134	12,086	13,589
Deferred
Federal	4,852	3,378	2,122
State	682	483	(664)
Foreign	—	—	418

	5,534	3,861	1,876

Income tax expense	$10,668	$15,947	$15,465

During 2003, the Company recorded a reduction in the income tax provision of approximately $1.6 million primarily related to the recognition of foreign net operating losses and a reduction of approximately $1.8 million related to the reduction in income tax provision and accruals based on the completion of IRS audits for the fiscal years 1998 through 2000.

A reconciliation of the statutory federal tax rate and actual effective income tax rate is as follows:

	Year Ended December 31,
	2001	2002	2003

Statutory rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	3.2	1.7	0.7
Foreign	(0.9)	(1.0)	(2.5)
Other	4.1	3.5	(4.5)

Effective rate	41.4%	39.2%	28.7%

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2002	2003

Deferred tax assets
Bad debt allowance	$1,325	$1,315
Inventory allowance	1,597	2,061
Sales allowance	3,226	2,232
United Kingdom net operating loss	—	1,163
Accrued pension	1,628	1,197
Inventory valuation	148	563
Accrued legal	300	367
State net operating loss carryforwards	—	315
Accrued royalties	252	337
Purchase accounting	262	1,895
Other	333	1,837

Total deferred tax assets	9,071	13,282

Deferred tax liabilities
Intangible assets	(9,562)	(10,735)
Property and equipment	(5,457)	(3,837)
Foreign exchange	(872)	—
Other	(75)	(479)

Total deferred tax liabilities	(15,966)	(15,051)

Net deferred tax liability	$(6,895)	$(1,769)

Current deferred income taxes are presented with net prepaid taxes in the accompanying consolidated balance sheets. Net prepaid (payable) taxes at December 31, 2002 and 2003 were $558,341 and ($2,688,336), respectively.  Taxes in the amount of $3.9 million were charged to goodwill in conjunction with the acquisition of LCI during the year ended December 31, 2003.

6.  DEBT

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its April 2002 credit facility (see below). This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at the base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 0.75% and 1.75%. At December 31, 2003, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of the credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. At December 31, 2003, the Company had $85.0 million outstanding on this credit facility and was in compliance with all covenants.

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." During the second quarter of 2002, the Company elected early adoption of this Statement, and accordingly, included approximately $545,000 of deferred financing fees related to the Company's previous credit facility in interest expense in the accompanying consolidated statement of earnings for the year ended December 31, 2002. In addition, in connection with the refinancing of the Company's credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility, which was also included in interest expense during the year ended December 31, 2002.

Upon the closing of the public offering, the Company entered into a credit facility in April 2002 to replace its previous credit facility. The credit facility was a three-year $50.0 million unsecured revolving loan that bore interest, at the Company's option, at a base rate or at a LIBOR rate plus a margin that varied between 0.75% and 1.40%. The applicable margin was based on the Company's ratio of consolidated debt to consolidated EBITDA. The facility was replaced with the March 2003 credit facility discussed above.

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

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this statement, the Company recorded a one-time transition adjustment of approximately $85,000 in the consolidated statement of earnings. Additionally, charges of approximately $457,000 and income of approximately $542,000 were recorded in interest expense related to the change in fair value of the interest rate collar during the years ended December 31, 2001 and 2002, respectively.

The Company's Hong Kong subsidiary has a credit agreement with a bank that provides for a line of credit of up to $2.0 million, which is renewable annually on January 1st. Amounts borrowed under this line of credit bear interest at the bank's prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company. As of December 31, 2002 and 2003, there were no outstanding borrowings under this line of credit.

The Company's United Kingdom subsidiary has a line of credit with a bank for $1.1 million which expires on July 31, 2004. The line of credit bears interest at 1.0% over the bank's base rate, and is subject to a letter of guarantee given by the Company for $0.9 million. At December 31, 2002 and 2003, there were no amounts outstanding on this line of credit.

Long-term debt consists of the following:

	December 31,
(In thousands)	2002	2003

Term loan payable to banks, bearing interest at
4.36% and 2.92% as of December 31, 2003, with 2004 quarterly principal payments of $3,750, 2005 and 2006 quarterly
principal payments of $5,000; with a final balloon payment
of $10,000 on April 30, 2006	$—	$50,000
Revolving line of credit, bearing interest at
2.17% as of December 31, 2002	8,000	___
Revolving line of credit, bearing interest at
2.92% as of December 31, 2003; matures on April 30, 2006	__	35,000
Less — current maturities	—	(15,000)

	$8,000	$70,000

7.  COMMITMENTS AND CONTINGENCIES

The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has approximately 700 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. Aggregate future minimum guaranteed royalty payments are as follows:

Year Ending December 31,
(In thousands)
2004	$ 6,753
2005	7,465
2006	2,424
2007	2,387
2008	30
Thereafter	55

Total	$19,114

Royalties expensed under licenses, including guaranteed minimums, were $19.0 million, $18.7 million and $26.3 million for 2001, 2002, and 2003, respectively.

Rental expense for office and warehouse space and equipment under cancelable and noncancelable operating leases amounted to approximately $2.5 million, $2.3 million and $3.6 million for the years ended December 31, 2001, 2002 and 2003, respectively. Certain operating leases provide for scheduled increases in rental payments during the term of the lease or for no rent during a part of the term of the lease. For these leases, the Company generally recognizes total rental expense on a straight-line basis over the minimum lease term. Commitments for future minimum lease payments with terms extending beyond one year at December 31, 2003, for noncancelable operating leases are as follows:

Year Ending December 31,
(In thousands)
2004	$ 3,021
2005	2,363
2006	2,212
2007	1,818
2008	1,586
Thereafter	4,063

Total	$15,063

8.  LEGAL PROCEEDINGS

During the quarter ended December 31, 2003, Learning Curve settled the action brought by Playwood Toys, Inc. in the U.S. District Court for the Northern District of Illinois alleging that Learning Curve and certain of its officers and employees misappropriated one or more trade secrets relating to a toy wooden railroad track manufactured and sold by Learning Curve as Clickety Clack Track™. Pursuant to the settlement agreement, the Company, on behalf of Learning Curve, made a payment of $11.2 million to the plaintiff. The Company is entitled to indemnification for the settlement amount, less realized tax benefits, pursuant to the merger agreement for the Company's acquisition of Learning Curve, and the Company received a payment of $10.1 million from an escrow account as of December 31, 2003 to fund part of the settlement payment. The Company is required to return a part of that amount to the escrow account based on the tax benefits realized by the Company relating to the settlement amount less other expenses relating to the litigation. The amount to be returned to the escrow is estimated at approximately $3.0 million, which will be available to the Company for future claims under the terms of the escrow.  (See note 2 for additional information on the escrow.)

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

9.  CAPITAL STOCK

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized Shares	Par Value	Shares outstanding at December 31, 2002	Shares outstanding at December 31, 2003

Voting Common Stock	28,000,000	$0.01	16,463,371	17,380,598

At December 31, 2003, the Company held 1,812,465 shares of its common stock in treasury. In January, April, July and October of 2003 the Company sold 10,580 shares out of treasury to Company employees under the Employee Stock Purchase Plan for $140,635. In March of 2003, the Company sold 6,500 shares out of treasury to three of the Company's executive officers for $79,677 and issued 750 shares to key employees as compensation for an underlying value of $11,708. There were no stock repurchases during 2002 and 2003.

Also, as discussed in note 2, the Company issued 666,666 shares of the Company's common stock in connection with its acquisition of LCI.

10.  STOCK OPTION PLAN

The Company has an employee stock option plan for its key employees. The employee stock option plan is administered by the Board of Directors. The Company has reserved 415,041 shares of common stock for issuance under the plan. On April 30, 1996 and June 1, 1996, the Company granted 311,281 and 20,752 options, respectively, to purchase shares of common stock at an exercise price equal to fair market value as determined by the Board of Directors in connection with the Recapitalization. These options vested in equal installments over a five-year period. The options will expire on the earlier of the 10th anniversary of the date of grant or 30 days after the date of termination of the employees' employment with the Company. This plan is dormant and no future issuances are authorized from this plan.

The Company maintains a stock incentive plan, under which the Board of Directors may grant options to purchase up to 2,300,000 shares of common stock to executives or key employees of the Company at an exercise price equal to fair value. Some of the options that have been granted vested immediately and the rest vest over a five-year period. These options expire on the 10th anniversary of the date of grant or 90 days after the date of termination of the employees' employment with the Company. Under this plan, cancelled options revert back into the plan and are available for future issuance.

The Company also maintains an omnibus stock plan, under which the Company has 400,000 shares of its common stock reserved for issuance. In 1997, 254,940 options to purchase shares of the Company's common stock were granted under this plan. This plan is dormant and no future issuances are authorized from this plan.

Stock option activity for the Company's stock option plans for the years ended December 31, 2001, 2002 and 2003, is as follows:

	Shares	Price	Weighted Average Exercise Price	Shares Available for Future Grants

Outstanding as of December 31, 2000	1,246,120		$ 5.45	479,520

2001

Granted	450,000	$ 7.94	$ 7.94
Exercised	6,800	$ 1.41 – $ 5.00	$ 1.83
Canceled	22,500	$ 1.41 – $14.00	$ 3.60

Outstanding as of December 31, 2001	1,666,820		$ 6.17	52,020

2002

Granted	5,000	$18.72	$18.72
Exercised	31,200	$ 0.13 – $11.57	$ 4.26
Canceled	47,365	$ 1.41 – $14.00	$ 8.54

Outstanding as of December 31, 2002	1,593,255		$ 6.17	870,220

2003

Granted	218,750	$13.39 - $15.10	$13.64
Exercised	232,731	$ 0.13 - $15.00	$ 5.96
Canceled	4,000	$14.05	$14.05

Outstanding as of December 31, 2003	1,575,274		$ 7.22	655,470

Exercisable as of December 31, 2003	884,673		$ 6.32

The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.13 to $ 1.56	473,773	5.1	$ 0.98	327,772	$ 0.75
$ 5.00 to $12.00	766,757	6.6	$ 8.20	440,907	$ 8.46
$13.39 to $18.72	334,744	7.3	$13.81	115,994	$13.95

11.  EMPLOYEE STOCK PURCHASE PLAN

On October 1, 2002, the Company implemented the Racing Champions Ertl Corporation Employee Stock Purchase Plan to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The plan allows eligible employees to purchase shares of the Company's common stock through quarterly offering periods commencing on each January 1, April 1, July 1 and October 1 with the first offering period commencing on October 1, 2002. The option price for each share of common stock purchased will equal 90% of the last quoted sales price of a share of the Company's common stock as reported by the Nasdaq National Market on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower. The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan. The plan will terminate on July 1, 2007, unless sooner terminated by the Board of Directors. In 2003 the Company sold 10,580 shares out of treasury to Company employees under the Employee Stock Purchase Plan for $140,635. In January 2004, 1,634 shares were issued out of treasury relating to the purchase rights granted on October 1, 2003.

12.  RELATED PARTY TRANSACTIONS

The Company purchased approximately $9.0 million, $9.6 million and $8.3 million of product during 2001, 2002 and 2003, respectively, from a company controlled by a relative of one of the Company's stockholders/directors. Accounts payable to this company were $0.5 million and $0.2 million as of December 31, 2002 and 2003, respectively.

The Company pays sales commissions to an external sales representative organization, of which one of the principals of this organization was a relative of a stockholder/director of the Company. For the year ended December 31, 2001, commissions of $26,113 were allocated to the related principal. In April 2001, the principal left the external sales representative organization.

Rothkopf Enterprises, Inc., owned by a director of the Company, rented office space from the Company during the year ended December 31, 2003, for a monthly rental payment of $400. All rental payments have been paid through the end of the year.

The Company's German subsidiary had sales transactions in 2003 with a distributor that is owned by the managing director of the Company's German subsidiary. These sales transactions in 2003 were approximately $160,000.

At December 31, 2003, advances (including accrued interest) in the amount of $232,259 were due from three employees. A reserve of $67,771 was recorded on the advance from one employee. Interest on these advances range from 4% to the prime rate and the principal portion is due through December 31, 2006.

13.  EMPLOYEE BENEFIT PLANS

The Company is self-insured on medical benefits offered to employees up to a limit of $35,000 per employee or $1.0 million in aggregate. Claims are expensed when incurred and a provision is provided based on a monthly average of claims activity. The Company holds excess loss coverage for those amounts that exceed the self-insured limits.

The Company has a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute up to 100% of pre-tax gross wages, subject to certain IRS restrictions. The Company makes matching contributions of 50% of the employees' contributions up to 5% of employee wages. For the years ended December 31, 2001, 2002 and 2003, the Company's contributions were approximately $0.2 million, $0.3 million and $0.4 million, respectively.

Upon the acquisition of LCI in March 2003, the Company continued the Learning Curve International Retirement Plan through September 30, 2003. Under this plan, employees could contribute from 1% to 20% of their annual compensation, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matched employee contributions at 25% of the employees' contributions up to 6.25% of employee wages, but not to exceed $2,500 annually. As of October 1, 2003, this Plan merged with the RC2 Corporation plan. For the year ended December 31, 2003, the Company's contributions under the Learning Curve Plan were approximately $0.1 million.

RC2 Corporation maintains a funded noncontributory defined benefit pension plan that covers a select group of the Company's workforce. The plan provides defined retirement benefits based on employees' years of service.

The Company uses a December 31 measurement date for this plan.

Reconciliation of Beginning and End of Year Fair Value of Plan Assets and Obligations

(In thousands)
Change in benefit obligation	2001	2002	2003

Benefit obligation at beginning of year	$8,111	$9,150	$10,329
Service cost	121	131	122
Interest cost	612	637	668
Actuarial loss	682	759	926
Benefits paid and plan expenses	(376)	(348)	(371)

Benefit obligation at end of year	$9,150	$10,329	$11,674

Change in plan assets
Fair value of assets at beginning of year	$8,118	$7,601	$7,148
Actual return on plan assets	(617)	(680)	1,411
Employer contributions	476	575	689
Benefits paid	(376)	(348)	(371)

Fair value of assets at end of year	$7,601	$7,148	$8,877

Reconciliation of funded status
Funded status	$(1,549)	$(3,181)	$(2,797)
Unrecognized net actuarial loss	1,858	4,069	4,312
Unrecognized prior service cost	228	208	189

Prepaid benefit cost	$537	$1,096	$1,704

Amounts Recognized in the Consolidated Balance Sheets:

	2001	2002	2003

Accrued benefit cost	$(1,549)	$(3,181)	$(2,797)
Intangible assets	228	208	189
Accumulated other comprehensive income	1,858	4,069	4,312

Net amount recognized	537	1,096	1,704

Accumulated benefit obligation	9,150	10,329	11,674
Fair value of plan assets	7,601	7,148	8,877

Unfunded accumulated benefit obligation	$1,549	$3,181	$2,797

Components of Net Periodic Benefit Cost

	2001	2002	2003

Service cost	$121	$131	$122
Interest cost	612	637	668
Expected return on plan assets	(801)	(772)	(804)
Amortization of prior service cost	19	19	19
Amortization of net loss	--	--	76

Net periodic benefit cost	$(49)	$15	$81

Additional information

Increase in minimum liability included
in other comprehensive income	$1,858	$2,211	$243

Assumptions

	2001	2002	2003

Weighted-average assumptions used
to determine benefit obligations
at December 31

Discount rate	7.00%	6.50%	6.00%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used
to determine net periodic benefit cost
for years ended December 31

Discount rate	7.25%	7.00%	6.50%
Expected return on plan assets	9.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A

Expected Return on Plan Assets

RC2 Corporation employs a building-block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital markets principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Projected Annual Returns

	Percentile Returns
Time Period	75th	50th	25th

1 yr.	0.13%	8.57%	17.71%
5 yr.	4.71%	8.57%	12.56%
10 yr.	5.82%	8.57%	11.38%
20 yr.	6.62%	8.57%	10.55%

Plan Assets

The allocation of assets between major asset categories as of December 31, 2002 and December 31, 2003 as well as the target allocation, are as follows:

		Percentage of Plan Assets
	Target	at December 31
Asset Category	Allocation	2002	2003

Large cap domestic equity securities	40%	32%	41%
Small cap domestic equity securities	10	8	7
International equity securities	10	7	8
Fixed income securities	40	53	44

Total	100%	100%	100%

Explanation of Investment Strategies and Policies:

RC2 Corporation employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition.

The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Employer Contributions

RC2's expected contributions to the pension benefit plan for the 2004 fiscal year cannot be reasonably estimated at this time. The outcome of certain pending legislation will impact the Company's contributions to the pension plan.

