Form 10-Q
period 2004-03-31
RC2 CORP
filed 2004-05-10
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission file number:       0-22635

RC2 Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4088307

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1111 West 22nd Street, Suite 320, Oak Brook, Illinois, 60523
(Address of principal executive offices)

Registrant's telephone number, including area code:  630-573-7200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_            No  ____
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes _X_            No  ____

On May 3, 2004, there were outstanding 17,506,606 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

MARCH 31, 2004

INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Balance Sheets as of March 31,
	2004 and December 31, 2003	3
	Condensed Consolidated Statements of Earnings for the Three
	Months Ended March 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2004 and 2003	5
	Notes to Unaudited Condensed Consolidated
	Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities, Use of Proceeds and
	Issuer Purchases of Equity Securities	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures	21

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	March 31, 2004	December 31, 2003
	(Unaudited)	(Unaudited)

Assets
Cash and cash equivalents	$12,710	$16,548
Restricted cash	13	33
Accounts receivable, net	46,608	72,164
Inventory	36,989	37,464
Other current assets	12,617	12,369

Total current assets	108,937	138,578

Property and equipment, net	37,611	38,554
Goodwill, net	158,637	159,720
Intangible assets, net	44,166	44,042
Other non-current assets	794	935

Total assets	$350,145	$381,829

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$40,124	$48,179
Current maturities of term loan	16,250	15,000
Other current liabilities	5,062	4,928

Total current liabilities	61,436	68,107

Revolving line of credit	11,750	35,000
Non-current portion of term loan	30,000	35,000
Other long-term liabilities	16,617	18,423

Total liabilities	119,803	156,530

Stockholders’ equity	230,342	225,299

Total liabilities and stockholders' equity	$350,145	$381,829

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended March 31,

	2004	2003
	(Unaudited)	(Unaudited)

Net sales	$61,300	$42,352
Cost of sales	30,291	19,802

Gross profit	31,009	22,550
Selling, general and administrative expenses	25,582	17,641

Operating income	5,427	4,909
Interest expense, net	786	360
Other expense (income)	42	(140)

Income before income taxes	4,599	4,689
Income tax expense	1,657	1,782

Net income	$2,942	$2,907

Net income per share:
Basic	$0.17	$0.17
Diluted	$0.16	$0.17
Weighted average shares outstanding:
Basic	17,420	16,666
Diluted	18,501	17,551

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the three months ended March 31,

	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$2,942	$2,907
Depreciation and amortization	2,965	2,589
Amortization of deferred financing costs	74	25
Loss on sale of assets	47	---
Changes in operating assets and liabilities	18,797	(6,065)

Net cash provided by (used in) operating activities	24,825	(544)

Cash flows from investing activities
Purchase of property and equipment	(2,330)	(3,290)
Purchase of LCI, net of cash acquired	---	(99,246)
Proceeds from disposal of property and equipment	32	---
Decrease (increase) in other non-current assets	17	(130)

Net cash used in investing activities	(2,281)	(102,666)

Cash flows from financing activities
Proceeds from bank	---	115,000
Payments to bank	(27,000)	(8,000)
Issuance of common stock upon option exercise	500	---
Proceeds from reissuance of treasury stock	---	91
Issuance of common stock for ESPP	29	35

Net cash (used in) provided by financing activities	(26,471)	107,126
Effect of exchange rate changes on cash	69	(170)

Net (decrease) increase in cash and cash equivalents	(3,858)	3,746
Cash and cash equivalents, beginning of year	16,548	17,104
Decrease (increase) in restricted cash	20	(440)

Cash and cash equivalents, end of period	$12,710	$20,410

Supplemental information:
Cash flows during the period for:
Interest	$812	$263
Income taxes	$2,082	$1,741
Income tax refunds received	$84	$78

Non-cash investing and financing activity during the period:
666,666 shares of stock issued for the purchase of LCI	---	$7,810

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of its operations for the three-month periods ended March 31, 2004 and 2003, and its cash flows for the three-month periods ended March 31, 2004 and 2003.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2003.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

Note 2 - Business Combination

On March 4, 2003, with an effective date of February 28, 2003, we acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company's common stock, including $12 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. Additional consideration of up to $6.5 million was contingent upon LCI product lines reaching certain sales and margin targets in 2003, but this contingent consideration was not payable because the targets were not met in 2003. LCI develops and markets a variety of high-quality, award winning traditional children's toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in our condensed consolidated financial statements since the effective date of the acquisition. The purchase was funded with our new credit facility (See Note 7 – “Debt”). Additionally, the Company purchased the remaining minority interest of several of the LCI affiliates subsequent to February 28, 2003. As a result, all subsidiaries of the Company were wholly owned by July 31, 2003. Minority interest expense of $12,892 has been included in selling, general and administrative expenses in our accompanying condensed consolidated statement of earnings for those periods prior to the remaining minority interest purchases. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $38.4 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet at March 31, 2004.

The purchase price was allocated to the net assets of LCI based on their estimated relative fair values on February 28, 2003, and as of the dates of the remaining minority interest purchases as follows:

(In thousands)

Total purchase price, including expenses		$116,965

Less:
Current assets	$51,678
Property, plant and equipment, net	5,871
Intangible assets	39,627
Other long-term assets	4,353
Liabilities assumed	(22,918)	78,611

Excess of purchase price over net assets acquired		$38,354

The following unaudited pro forma consolidated results of operations for the three-months ended March 31, 2003 assume that the LCI acquisition occurred as of January 1, 2003:

(In thousands, except per share data)

2003
(Unaudited)

Net sales	$58,879

Net income	$155
Net income per share:
Basic	$0.01
Diluted	$0.01

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

Twelve million dollars of the purchase price for Learning Curve was originally deposited in an escrow account to secure Learning Curve’s indemnification obligations under the merger agreement. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve’s historical business. The Company may make indemnification claims against the escrow account until the later of March 31, 2005, or the completion of the audit of the Company’s financial statements for the year ending December 31, 2004. The amount in escrow was reduced to $10 million in May 2003. During the quarter ended December 31, 2003, Learning Curve settled litigation involving Playwood Toys, Inc. and the settlement amount of $11.2 million was funded in part through a $10.1 million payment from the escrow account, which constituted all the funds then in the escrow account. The Company is required to return a part of that amount to the escrow based on the tax benefits realized by the Company relating to the settlement amount less other expenses relating to the litigation. The amount to be returned to the escrow is estimated at approximately $3.2 million, which would be available to the Company for future claims under the terms of the escrow. On March 30, 2004, the Company made an additional escrow claim of $295,908 relating primarily to alleged breaches of Learning Curve’s representations and warranties in the merger agreement. The representatives of the former Learning Curve shareholders dispute this additional escrow claim, and no assurance can be given as to the outcome of this matter.

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

If compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan (ESPP), had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

	For the three months ended March 31,

	2004	2003
(In thousands, except per share data)	(Unaudited)	(Unaudited)

Net income as reported	$2,942	$2,907
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(286)	(210)

Pro forma net income	$2,656	$2,697
Basic net income per share
As reported	$0.17	$0.17
Pro forma	$0.15	$0.16
Diluted net income per share
As reported	$0.16	$0.17
Pro forma	$0.14	$0.15

The fair value of each stock option, excluding options issued for shares under the ESPP, is estimated on the date of grant based on the Black-Scholes option pricing model that assumes, among other things, no dividend yield, risk-free rates of return from 3.53% to 5.74%, volatility factors of 79.08% to 87.76% and expected life of 7 to 10 years. The weighted average fair value of options granted under the Company’s stock option plan during the first three months of 2004 and 2003 was $18.38 and $11.64, respectively.

The fair value of each option issued under the ESPP was estimated on the first day of the related quarterly period based on the Black-Scholes option pricing model with the following assumptions: expected life of three months, expected volatility of 79.08% to 85.34% and risk-free interest rates of 0.93% to 1.72%. The weighted average fair value of those purchase rights granted during the first three months of 2004 and 2003 was $6.15 and $4.12, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may be granted.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS No. 123, which establishes a fair value-based method of accounting for stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. There was no recorded compensation expense for the quarters ended March 31, 2004 and 2003.

Note 4 – Business Segments

The Company has no separately reportable segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by each group of product categories and by distribution channel. Amounts for the quarters ended March 31, 2004 and 2003 are as shown in the table below.

(In thousands)	2004	2003

Automotive, high performance and racing vehicle replicas	$12,515	$14,546
Agricultural, construction and outdoor sports vehicle replicas	8,671	8,118
Traditional children's toys	33,122	11,188
Sports trading cards, apparel and souvenirs	4,344	6,359
Collectible figures	1,591	1,700
Other	1,057	441

Net sales	$61,300	$42,352

Chain retailers	$27,324	$17,587
Specialty and hobby wholesalers and retailers	24,119	13,653
OEM dealers	4,091	5,205
Corporate promotional	3,115	2,981
Direct to consumers	1,718	2,562
Other	933	364

Net sales	$61,300	$42,352

Information for the quarters ended March 31, 2004 and 2003 by geographic area is set forth in the table below.

(In thousands)	2004	2003

Net sales:
United States	$49,650	$36,377
Foreign	12,121	8,151
Sales and transfers between geographic areas	(471)	(2,176)

Combined total	$61,300	$42,352

Operating income:
United States	$4,075	$4,496
Foreign	1,352	413

Combined total	$5,427	$4,909

Note 5 – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the three-month periods ended March 31, 2004 and 2003 is calculated as follows:

(In thousands)	2004	2003

Net income	$2,942	$2,907
Other comprehensive income (loss) – foreign currency
translation adjustments	664	(216)

Comprehensive income	$3,606	$2,691

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	March 31, 2004	December 31, 2003

Voting Common Stock	28,000,000	$0.01	17,501,489	17,380,598

At December 31, 2003, the Company held 1,812,465 shares of its common stock in treasury. In January of 2004 and 2003, the Company sold 1,634 shares and 2,823 shares, respectively, out of treasury to Company employees under the ESPP for $29,192 and $34,681, respectively. In March of 2003, the Company sold 6,500 shares out of treasury to three of the Company's executive officers for $79,677 and issued 750 shares to key employees as compensation for an underlying value of $11,708.

Also, as discussed in Note 2, the Company issued 666,666 shares of the Company's common stock in March of 2003 in connection with its acquisition of LCI.

Note 7 – Debt

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its previous credit facility. This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which mature on April 30, 2006 with scheduled quarterly principal payments ranging from $3.8 million to $10.0 million commencing on December 31, 2003 and continuing thereafter with a final balloon payment upon maturity. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 0.75% and 1.75%. At March 31, 2004, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2004, the Company had $58.0 million outstanding on this credit facility and was in compliance with all covenants.

Note 8 – Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Certain options were not included in the weighted average share calculation for the quarter ended March 31, 2003, as their exercise price exceeded the average fair market value of the common stock during the period.

Note 9 – Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

Note 10 – Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 11 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 12 – Related Party Transactions

The Company purchased some of its product during the first quarter of 2004 and 2003 from a company controlled by a relative of one of the Company’s stockholders/directors.

The Company paid consulting fees of $24,974 during the first quarter of 2004, to an organization for which one of the Company’s stockholders/executive vice-presidents holds the positions of president, co-founder and board member. The Company also made a charitable contribution of $15,000 to this same organization during the first quarter of 2004.

Note 13 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through April 26, 2013.

The Company completed the relocation of its Chicago, Illinois and Bolingbrook, Illinois offices to a new combined office in Oak Brook, Illinois on April 26, 2004.

The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has approximately 600 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the three months ended March 31, 2004 and 2003.

Note 14 – Insurance Recovery

During the first quarter of 2004, the Company received an insurance recovery of $232,000 relating to the lost margin on product destroyed during a fire at the Company’s third-party warehouse in the United Kingdom in October 2003. This insurance recovery is included as a reduction of the Company’s cost of sales for the quarter ended March 31, 2004.

Note 15 – Employee Benefit Plans

The Company maintains a funded noncontributory defined benefit pension plan that covers a select group of the Company’s workforce. The plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the quarters ended March 31, 2004 and 2003 are as follows:

(In thousands)	2004	2003

Service cost	$28	$30
Interest cost	172	167
Expected return on plan assets	(216)	(201)
Amortization of prior service costs	5	5
Amortization of net loss	45	19

Net periodic benefit cost	$34	$20

The Company contributed $156,151 to the pension benefit plan during the quarter ended March 31, 2004. The Company expects to make additional contributions during the fiscal 2004 year of approximately $1.0 million.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the quarter ended March 31, 2004, increased approximately 44.6% due to the addition of LCI as reflected in the significant increase in sales in our traditional children’s toys category. Gross margin decreased to 50.6% for the first quarter of 2004 from 53.3% for the first quarter of 2003 primarily due to product mix and higher freight costs. Selling, general and administrative expenses as a percentage of net sales increased slightly to 41.8% for the first quarter of 2004 from 41.5% for the first quarter of 2003. Operating income increased to $5.4 million for the first quarter of 2004 compared to $4.9 million for the first quarter of 2003; although, as a percentage of net sales, operating income decreased to 8.8% for the first quarter of 2004 from 11.6% for the first quarter of 2003 primarily due to the addition of Learning Curve for the full quarter in 2004 versus only March in 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net sales. Net sales for the first quarter of 2004 increased $18.9 million, or 44.6%, to $61.3 million from $42.4 million for the first quarter of 2003. This sales increase was primarily attributable to the addition of the Learning Curve business for the entire first quarter of 2004 compared with only the month of March in 2003. Net sales increases occurred in our traditional children's toys and our agricultural, construction and outdoor sports vehicle replicas categories, but these were partially offset by decreases in our other product categories.

The increase in sales in our traditional children's toy category was approximately 196%, as this is the category that includes all of the Learning Curve branded product lines. Sales in our agricultural, construction and outdoor sports vehicle replicas category increased approximately 7% primarily due to increased sales in our John Deere product line. Sales in our sports trading cards, apparel and souvenirs category decreased approximately 32% primarily due to fewer trading card releases and lower apparel sales. Sales in our automotive, high performance and racing vehicle replicas category decreased approximately 14% mainly due to lower sales in our racing and custom/classic vehicle replica product lines partially offset by strong performances in our The Fast and The Furious and JoyRide entertainment vehicle product lines. Sales in our smallest product category, collectible figures, decreased by approximately 6%.

On a pro forma basis, consolidated net sales for the first quarter of 2004 increased by approximately 4% when compared to consolidated net sales for the first quarter of 2003. The pro forma consolidated net sales assume that the Learning Curve acquisition occurred as of January 1, 2003.

Gross profit. Gross profit increased $8.4 million, or 37.2%, to $31.0 million for the three months ended March 31, 2004 from $22.6 million for the three months ended March 31, 2003. The gross profit margin (as a percentage of net sales) decreased to 50.6% in the first quarter of 2004 compared to 53.3% in the first quarter of 2003 primarily due to product sales mix and increased freight costs. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. While overall, all of our product categories approximate a similar gross margin, individual product lines within a category can carry gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.0 million, or 45.5%, to $25.6 million for the three months ended March 31, 2004 from $17.6 million for the three months ended March 31, 2003. As a percentage of net sales, selling, general and administrative expenses increased slightly to 41.8% for the three months ended March 31, 2004 to 41.5% for the three months ended March 31, 2003. The increase in selling, general and administrative expenses was primarily due to the addition of Learning Curve for the full quarter in 2004 versus only March in 2003.

Operating income. Operating income increased to $5.4 million for the first quarter of 2004 from $4.9 million for the first quarter of 2003; although, as a percentage of net sales, operating income decreased to 8.8% of net sales in the first quarter of 2004 from 11.6% in the prior year first quarter.

Net interest expense. Net interest expense of $0.8 million for the three months ended March 31, 2004 and $0.4 million for the three months ended March 31, 2003 relates primarily to bank term loans and lines of credit. The increase in net interest expense was due to the increase in average outstanding debt balances.

Income tax. Income tax expense for the three months ended March 31, 2004 and 2003 includes provisions for federal, state and foreign income taxes at an effective rate of 36.0% and 38.0%, respectively.

Related Party Transactions

The Company purchased some of its product during the three months ended March 31, 2004 and 2003 from a company controlled by a relative of one of the Company’s stockholders/directors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of approximately $24.8 million during the three months ended March 31, 2004. Capital expenditures for the three months ended March 31, 2004 were approximately $2.3 million, of which approximately $2.2 million was for molds and tooling. Cash and cash equivalents decreased by approximately $3.9 million during the three months ended March 31, 2004.

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its previous credit facility. This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which mature on April 30, 2006 with scheduled quarterly principal payments ranging from $3.8 million to $10.0 million commencing on December 31, 2003 and continuing thereafter with a final balloon payment upon maturity. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 0.75% and 1.75%. At March 31, 2004, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2004, the Company had $58.0 million outstanding on this credit facility and was in compliance with all covenants.

The Company’s anticipated debt service obligations under the existing credit facilities for the remainder of 2004 for scheduled principal and interest payments are approximately $12.5 million. Average annual debt service obligations under these same facilities through April, 2006 are approximately $23.7 million. During the three months ended March 31, 2004, the Company made total payments of $23.3 million on its line of credit and $3.7 million on its term loan. At March 31, 2004, the Company had approximately $67.6 million available on its line of credit.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2004, principally for molds and tooling, will be approximately $15.0 million.

The Company is also negotiating a 15 year lease agreement for a 400,000 square foot distribution facility located in Rochelle, Illinois. The Company’s expected minimum lease payments over the 15 year term will approximate $18.5 million. Following execution of this lease, the Company will receive approximately $1.2 million in the form of a grant and tax credits from the state and local governments in exchange for agreeing to certain covenants, including a minimum capital investment and job creation goals. The Company must employ a minimum of 50 employees in Rochelle from March 15, 2006 to December 31, 2008 to remain compliant with the terms of the award. Should the Company be unable to meet these minimum requirements, the Company may be required to forfeit or return a portion of benefits received.  Additionally, the Company received verbal notice of approval for approximately $400,000 in grants from the state of Iowa to assist in the expansion of the distribution facility in Dyersville, Iowa. Approvals for additional grant applications with the state of Iowa are still pending.

The Company believes that its cash flow from operations, cash on hand and borrowings under the credit agreement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2004. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Goodwill and other intangibles have been reviewed for impairment based on Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.

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

Accrued Allowances. The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued for throughout the year, as sales are recorded. The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates. For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved. The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the target for the participating customer will not be reached, the Company will change the estimate for that customer as required. Certain Learning Curve branded products carry a lifetime product warranty. Historical results of this lifetime product warranty have shown that it has had an immaterial impact on the Company. Based upon the historical results, appropriate allowances for product warranty claims are accrued throughout the year.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "can," "could," "expect," "intend," "may," "plans," "potential," "estimate," "predict," "continue," "future," "should," "will," "would" or the negative of these terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent on timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations could increase the Company’s expenses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with its credit agreement and foreign currency exchange rate risk associated with its foreign operations.

Based on the Company's interest rate exposure on variable rate borrowings at March 31, 2004, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $23,333 per month and a five-percentage point increase would increase future interest expense by approximately $116,667 per month. The Company determined these amounts based on approximately $28.0 million of variable rate borrowings at March 31, 2004, multiplied by 1% and 5%, respectively, and divided by 12. The Company currently is not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

3.4          Certificate of Ownership and Merger changing the Company's name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2003).

3.5          Amended and Restated By-Laws of the Company.

   31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*      Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

_______________________

*This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)       Reports on Form 8-K:

On February 26, 2004 the Company furnished a Current Report on Form 8-K pursuant to Item 12 regarding a press release issued on February 25, 2004 with respect to the Company's results for its fiscal year ended December 31, 2003.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated this 10th day of May 2004.

RC2 CORPORATION

By    /s/ Curtis W. Stoelting
    ___________________________________
    Curtis W. Stoelting, Chief Executive Officer

By    /s/ Jody L. Taylor
    ___________________________________
  Jody L. Taylor, Chief Financial Officer
   and Secretary

