Form 10-Q
period 2004-06-30
RC2 CORP
filed 2004-08-09
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission file number:       0-22635

RC2 Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4088307

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1111 West 22nd Street, Suite 320, Oak Brook, Illinois 60523
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

On August 9, 2004, there were outstanding 20,340,980 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

JUNE 30, 2004

INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Balance Sheets as of June 30,
	2004 and December 31, 2003	3
	Condensed Consolidated Statements of Earnings for the Three
	Months and Six Months Ended June 30, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2004 and 2003	5
	Notes to Unaudited Condensed Consolidated Financial
	Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	June 30, 2004	December 31, 2003
	(Unaudited)	(Unaudited)

Assets
Cash and cash equivalents	$11,805	$16,548
Restricted cash	-	33
Accounts receivable, net	50,780	72,164
Inventory	48,974	37,464
Other current assets	13,388	12,369

Total current assets	124,947	138,578

Property and equipment, net	42,165	38,554
Goodwill	171,857	159,720
Intangible assets, net	44,117	44,042
Other non-current assets	1,199	935

Total assets	$384,285	$381,829

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$52,779	$48,179
Current maturities of term loan	17,500	15,000
Other current liabilities	5,648	4,928

Total current liabilities	75,927	68,107

Revolving line of credit	28,750	35,000
Non-current portion of term loan	25,000	35,000
Other long-term liabilities	15,419	18,423

Total liabilities	145,096	156,530

Stockholders’ equity	239,189	225,299

Total liabilities and stockholders' equity	$384,285	$381,829

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,

	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$69,399	$70,059	$130,699	$112,411
Cost of sales	32,661	35,841	62,952	55,642

Gross profit	36,738	34,218	67,747	56,769
Selling, general and administrative expenses	26,559	26,774	52,141	44,416

Operating income	10,179	7,444	15,606	12,353
Interest expense, net	668	1,061	1,454	1,421
Other expense (income)	(127)	359	(85)	219

Income before income taxes	9,638	6,024	14,237	10,713
Income tax expense	3,468	2,289	5,125	4,071

Net income	$6,170	$3,735	$9,112	$6,642

Net income per share:
Basic	$0.35	$0.22	$0.52	$0.39
Diluted	$0.33	$0.21	$0.49	$0.37
Weighted average shares outstanding:
Basic	17,540	17,142	17,481	16,906
Diluted	18,655	18,169	18,576	17,862

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the six months ended June 30,

	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$9,112	$6,642
Depreciation and amortization	6,000	5,663
Amortization of deferred financing costs	148	98
Loss on disposal of assets	40	93
Changes in operating assets and liabilities	15,207	(14,824)

Net cash provided by (used in) operating activities	30,507	(2,328)

Cash flows from investing activities
Purchase of property and equipment	(5,958)	(5,186)
Purchase of LCI, net of cash acquired	---	(99,042)
Purchase of Playing Mantis, net of cash acquired	(16,272)	---
Proceeds from disposal of property and equipment	87	30
Increase in other non-current assets	(17)	(266)

Net cash used in investing activities	(22,160)	(104,464)

Cash flows from financing activities
Proceeds from bank on credit facility	22,000	120,000
Payments to bank on credit facility	(35,750)	(11,000)
Issuance of common stock upon option exercise	666	---
Proceeds from reissuance of treasury stock	---	91
Issuance of common stock for ESPP	59	68
Payment of note payable	---	(2,862)

Net cash (used in) provided by financing activities	(13,025)	106,297
Effect of exchange rate changes on cash	(98)	204

Net decrease in cash and cash equivalents	(4,776)	(291)
Cash and cash equivalents, beginning of year	16,548	17,104
Decrease (increase) in restricted cash	33	(40)

Cash and cash equivalents, end of period	$11,805	$16,773

Supplemental information:
Cash flows during the period for:
Interest	$1,372	$1,261
Income taxes	$5,364	$4,916
Income tax refunds received	$126	$89

Non-cash investing and financing activity during the period:
91,388 shares of stock issued for the purchase of Playing Mantis	$2,868	$ ---
666,666 shares of stock issued for the purchase of LCI	$ ---	$7,810

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of its operations for the three-month and six-month periods ended June 30, 2004 and 2003, and its cash flows for the six-month periods ended June 30, 2004 and 2003.

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

The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

Note 2 - Business Combinations

On June 7, 2004, we acquired substantially all the assets of Playing Mantis, Inc. with an effective date of June 1, 2004. Closing consideration consisted of $17.0 million of cash and 91,388 shares of the Company’s common stock. Additional cash consideration of up to $4.0 million may be earned in the transaction by Playing Mantis based on achieving net sales and margin targets for 2004 and net sales targets for 2005. Playing Mantis, based in Mishawaka, Indiana, designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands and collectible figures under the Memory Lane™ brand. Playing Mantis’ products are primarily sold at mass merchandising, hobby, craft, drug and grocery chains. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our condensed consolidated financial statements since the effective date of the acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $13.4 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet at June 30, 2004.

The purchase price was allocated to the net assets of Playing Mantis based on their estimated relative fair values on June 1, 2004 as follows:

(In thousands)

Total purchase price, including expenses		$19,140

Less:
Current assets	$5,322
Property, plant and equipment	4,046
Liabilities assumed	(3,634)	5,734

Excess of purchase price over net assets acquired		$13,406

The allocation of the purchase price is subject to final determination based on valuations and other determinations that will be completed through 2005 including performing valuations to determine the fair value of any acquired identifiable intangible assets. To the extent such assets are amortizable, amortization expense will be increased.  The unaudited pro forma condensed consolidated results of operations for Playing Mantis are not presented due to the immateriality of the assets acquired.

On June 4, 2004, we entered into a definitive agreement to acquire The First Years Inc. The transaction is a cash merger and is subject to approval by the holders of two-thirds of The First Years common stock and other closing conditions. The acquisition is expected to close in RC2’s 2004 third quarter. The merger agreement provides for the exchange of all of The First Years’ outstanding shares for a cash payment by RC2 of $18.60 per share in the merger, which net of cash acquired, equates to a cash consideration of approximately $136.8 million. This amount excludes certain costs, such as transaction fees and expenses. The First Years Inc., based in Avon, Massachusetts, is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Winnie the Pooh. The First Years’ products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. Approximately $0.3 million of deferred costs associated with the acquisition of The First Years are included in other non-current assets on the Company's condensed consolidated balance sheet at June 30, 2004.  This transaction is expected to be funded with a new committed senior credit facility.

Upon the closing of the acquisition of The First Years, the Company expects to replace its March 2003 credit facility with a new credit facility. The Company has received a commitment letter from one of its current lenders and an affiliate of that lender for the new credit facility. The new credit facility is expected to be for $170.0 million and will consist of both a term loan and a revolving line of credit, with each maturing four years from the date of the agreement. Approximately $40.0 million of the term loan will have a fixed interest rate through the first three years of the agreement. The remaining term loan and the revolving line of credit will bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus an applicable margin. The applicable margin will be based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As a condition to the credit facility, the Company will be required to pay a commitment fee on the average daily unused portion of the revolving line of credit. Under the terms of the credit facility, the Company will be required to comply with certain financial and non-financial covenants. Among other restrictions, the Company will be restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. Approximately $0.1 million of deferred financing fees relating to the new credit facility are included in other non-current assets on the Company’s condensed consolidated balance sheet at June 30, 2004.

On March 4, 2003, with an effective date of February 28, 2003, we acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company's common stock, including $12.0 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. Additional consideration of up to $6.5 million was contingent upon LCI product lines reaching certain sales and margin targets in 2003. This contingent consideration was not payable because the targets were not met in 2003. LCI develops and markets a variety of high-quality, award winning traditional children's toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in our condensed consolidated financial statements since the effective date of the acquisition. The purchase was funded with a credit facility (See Note 7 – “Debt”). Additionally, the Company purchased the remaining minority interest of several of the LCI affiliates subsequent to February 28, 2003. As a result, all subsidiaries of the Company were wholly owned by July 31, 2003. Minority interest income of $9,570 has been included in selling, general and administrative expenses in our accompanying condensed consolidated statement of earnings for those periods prior to the remaining minority interest purchases. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $38.4 million and $39.8 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at June 30, 2004 and December 31, 2003, respectively.

The purchase price was allocated to the net assets of LCI based on their estimated relative fair values on February 28, 2003, and as of the dates of the remaining minority interest purchases as follows:

(In thousands)

Total purchase price, including expenses		$116,965

Less:
Current assets	$51,678
Property, plant and equipment	5,871
Intangible assets	39,627
Other long-term assets	4,353
Liabilities assumed	(22,918)	78,611

Excess of purchase price over net assets acquired		$38,354

The following unaudited pro forma condensed consolidated results of operations for the six-months ended June 30, 2003 assume that the LCI acquisition occurred as of January 1, 2003:

(In thousands, except per share data)

2003
(Unaudited)

Net sales	$128,938

Net income	$ 3,890
Net income per share:
Basic	$ 0.23
Diluted	$ 0.22

Pro forma data does not purport to be indicative of the results that would have been obtained had this acquisition actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

Twelve million dollars of the purchase price for Learning Curve was originally deposited in an escrow account to secure Learning Curve's indemnification obligations under the merger agreement. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve's representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve's historical business. The Company may make indemnification claims against the escrow account until the later of March 31, 2005, or the completion of the audit of the Company's financial statements for the year ending December 31, 2004. The amount in escrow was reduced to $10 million in May 2003. During the quarter ended December 31, 2003, Learning Curve settled litigation involving Playwood Toys, Inc. and the settlement amount of $11.2 million was funded in part through a $10.1 million payment from the escrow account, which constituted all of the funds then in the escrow account. The Company is required to return a part of that amount to the escrow account based on the tax benefits realized by the Company relating to the settlement amount less other expenses relating to the litigation. The amount to be returned to the escrow is estimated at approximately $3.2 million, which would be available to the Company for future claims under the terms of the escrow. On March 30, 2004, the Company made an additional escrow claim of $295,908 relating primarily to alleged breaches of Learning Curve's representations and warranties in the merger agreement. The representatives of the former Learning Curve shareholders dispute this additional escrow claim, and no assurance can be given as to the outcome of this matter.

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

If compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan (ESPP), had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:
	For the three months ended June 30,		For the six months ended June 30,

	2004	2003	2004	2003
(In thousands, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income as reported	$6,170	$3,735	$9,112	$6,642
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(392)	(254)	(678)	(464)

Pro forma net income	$5,778	$3,481	$8,434	$6,178
Basic net income per share:
As reported	$0.35	$0.22	$0.52	$0.39
Pro forma	$0.33	$0.20	$0.48	$0.37
Diluted net income per share:
As reported	$0.33	$0.21	$0.49	$0.37
Pro forma	$0.31	$0.19	$0.45	$0.35

The fair value of each stock option, excluding options issued for shares under the ESPP, is estimated on the date of grant based on the Black-Scholes option pricing model that assumes, among other things, no dividend yield, risk-free rates of return from 3.53% to 5.74%, volatility factors of 78.06% to 87.76% and expected life of 7 to 10 years. The weighted average fair value of options granted under the Company’s stock option plan during the first six months of 2004 and 2003 was $18.98 and $11.64, respectively.

The fair value of each option issued under the ESPP was estimated on the first day of the related quarterly period based on the Black-Scholes option pricing model with the following assumptions: expected life of three months, expected volatility of 78.06% to 85.34% and risk-free interest rates of 0.93% to 1.72%. The weighted average fair value of those purchase rights granted during the first half of 2004 and 2003 was $7.14 and $4.35, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may be granted.

Note 4 – Business Segments

The Company is a worldwide designer, producer and marketer of high quality, innovative, branded collectible, hobby, toy and infant products. The Company has historically reported its results by geographic area in accordance with the enterprise wide disclosure requirements of SFAS No. 131. However, during the most recent quarter, the Company has redefined its geographic areas to be consistent with what it now deems to be the reporting segments of the Company.

The Company’s reportable segments are North America and International.

The North America segment, which includes the United States, Canada and Mexico, and the International segment, which includes sales to non-North America markets, include the design, development, production and marketing of collectible, hobby, toy and infant products.

Segment performance is measured at the operating income level. Segment assets are comprised of all assets, net of applicable reserves and allowances.

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,

(In thousands)	2004	2003

Net sales:
North America	$57,962	$61,911
International	11,641	17,495
Sales and transfers between segments	(204)	(9,347)

Combined total	$69,399	$70,059

Operating income:
North America	$7,993	$5,889
International	2,186	1,555

Combined total	$10,179	$7,444

(In thousands)	June 30, 2004	December 31, 2003

Total assets:
North America	$327,818	$328,116
International	56,467	53,713

Combined total	$384,285	$381,829

	Six Months Ended June 30,

(In thousands)	2004	2003

Net sales:
North America	$109,761	$99,804
International	21,325	24,074
Sales and transfers between segments	(387)	(11,467)

Combined total	$130,699	$112,411

Operating income:
North America	$12,018	$10,297
International	3,588	2,056

Combined total	$15,606	$12,353

The following table presents consolidated net sales by each group of product categories and by distribution channel for the three months ended June 30, 2004 and 2003:

(In thousands)	2004	2003

Automotive, high performance and racing vehicle replicas	$14,167	$19,168
Agricultural, construction and outdoor sports vehicle replicas	9,491	8,529
Traditional children's toys	34,803	30,982
Sports trading cards, apparel and souvenirs	7,474	9,225
Collectible figures	2,280	1,341
Other	1,184	814

Net sales	$69,399	$70,059

Chain retailers	$27,924	$31,371
Specialty and hobby wholesalers and retailers	27,240	26,321
OEM dealers	6,994	5,095
Corporate promotional	3,699	3,666
Direct to consumers	2,522	2,846
Other	1,020	760

Net sales	$69,399	$70,059

The following table presents consolidated net sales by each group of product categories and by distribution channel for the six months ended June 30, 2004 and 2003:

(In thousands)	2004	2003

Automotive, high performance and racing vehicle replicas	$26,682	$33,714
Agricultural, construction and outdoor sports vehicle replicas	18,162	16,647
Traditional children's toys	67,925	42,170
Sports trading cards, apparel and souvenirs	11,818	15,584
Collectible figures	3,871	3,041
Other	2,241	1,255

Net sales	$130,699	$112,411

Chain retailers	$55,248	$48,958
Specialty and hobby wholesalers and retailers	51,359	39,974
OEM dealers	11,085	10,300
Corporate promotional	6,814	6,647
Direct to consumers	4,240	5,408
Other	1,953	1,124

Net sales	$130,699	$112,411

Note 5 – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the six-month periods ended June 30, 2004 and 2003 is calculated as follows:

(In thousands)	2004	2003

Net income	$9,112	$6,642
Other comprehensive income – foreign currency
translation adjustments	25	698

Comprehensive income	$9,137	$7,340

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding	Shares Outstanding at
	Shares	Value	at June 30, 2004	December 31, 2003

Voting Common Stock	28,000,000	$0.01	17,625,963	17,380,598

At December 31, 2003, the Company held 1,812,465 shares of its common stock in treasury. In January and April of 2004, the Company sold 3,251 shares out of treasury to Company employees under the ESPP for $59,695. In January and April 2003, the Company sold 5,517 shares out of treasury to Company employees under the ESPP for $67,413. In March of 2003, the Company sold 6,500 shares out of treasury to three of the Company's executive officers for $79,677 and issued 750 shares to key employees as compensation for an underlying value of $11,708.

As discussed in Note 2, the Company issued 91,388 shares of the Company’s common stock in June 2004 in connection with its acquisition of Playing Mantis. The Company also issued 666,666 shares of the Company's common stock in March of 2003 in connection with its acquisition of LCI.

Note 7 – Debt

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a credit facility to replace its previous credit facility. This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which mature on April 30, 2006 with scheduled quarterly principal payments ranging from $3.8 million to $10.0 million commencing on December 31, 2003 and continuing thereafter with a final balloon payment upon maturity. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 0.75% and 1.75%. At June 30, 2004, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On June 30, 2004, the Company had $71.3 million outstanding on this credit facility and was in compliance with all covenants.

Note 8 – Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options to purchase 5,000 shares of common stock at $18.72 per share were outstanding during both the three months and six months ended June 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

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

Note 12 – Related Party Transactions

The Company purchased some of its product during the three months and six months ended June 30, 2004 and 2003, from a company controlled by a relative of one of the Company’s stockholders/directors.

The Company leases office and warehouse space located in Mishawaka, Indiana from a company that is owned by the founder of Playing Mantis who is now an Executive Vice President of RC2. The term of the lease is one year and will expire on June 4, 2005. The monthly rental payment per the lease agreement is $15,025. All rental payments have been paid through June 30, 2004.

The Company has a payable of $539,253 to a company that is owned by the founder of Playing Mantis who is now an Executive Vice President of RC2. This payable is included in other current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2004. This amount is expected to be paid in the third quarter of 2004.

The Company has a receivable of $794,664 from a company that is owned by the founder of Playing Mantis who is now an Executive Vice President of RC2. This amount relates to the Company's determination of the adjustment to working capital pursuant to the terms of the Playing Mantis purchase agreement and is subject to review and possible dispute by Playing Mantis. The amount is included in other current assets on the Company’s condensed consolidated balance sheet at June 30, 2004.

Note 13 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

During the second quarter, the Company entered into a 15 year lease agreement for a 400,000 square foot distribution facility located in Rochelle, Illinois. The Company’s total rent commitment over the 15 year term is $18.5 million, which equates to an average monthly rent payment of $102,608. Additionally, the Company is expecting approximately $1.2 million of grant and tax credits which have been approved by the state and local governments. The grants and tax credits require the Company to meet certain covenants, including a minimum capital investment and job creation goals. Should the Company be unable to meet these minimum requirements, the Company may be required to forfeit or return a portion of benefits received. The estimated commencement date of the lease is December 1, 2004.

At June 30, 2004, the Company had $1.6 million in total commitments for equipment purchases and construction expenses relating to the expansion of the distribution facility in Dyersville, Iowa. Additionally, payments of $0.5 million were made for equipment and construction expenses during the first half of 2004. The Company has received verbal approval for approximately $400,000 in grants from the state of Iowa to assist in the expansion of the Dyersville distribution facility. Approvals for additional grant applications with the state of Iowa are still pending.

The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has approximately 700 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the six months ended June 30, 2004.

We do not expect renewal of our licenses with Hendrick Motorsports for racing vehicle replicas, apparel and souvenirs for its NASCAR Nextel Cup drivers including Jimmie Johnson. These licenses expire during 2005. In 2004, we expect that our net sales related to these licenses with Hendrick Motorsports will be approximately $4.5 million.

Note 14 – Insurance Recovery

During the first quarter of 2004, the Company received an insurance recovery of $232,000 relating to the lost margin on product destroyed during a fire at the Company’s third-party warehouse in the United Kingdom in October 2003. This insurance recovery is included in the Company’s cost of sales for the six months ended June 30, 2004.

Note 15 – Employee Benefit Plans

The Company maintains a funded noncontributory defined benefit pension plan that covers a select group of the Company’s workforce. The plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months ended June 30, 2004 and 2003 are as follows:

(In thousands)	2004	2003

Service cost	$ 27	$ 30
Interest cost	172	167
Expected return on plan assets	(216)	(201)
Amortization of prior service costs	5	5
Amortization of net loss	45	19

Net periodic benefit cost	$ 33	$ 20

The components of net periodic benefit cost for the six months ended June 30, 2004 and 2003 are as follows:

(In thousands)	2004	2003

Service cost	$ 55	$ 60
Interest cost	344	334
Expected return on plan assets	(432)	(402)
Amortization of prior service costs	10	10
Amortization of net loss	90	38

Net periodic benefit cost	$ 67	$ 40

The Company contributed $778,530 to the pension benefit plan during the six months ended June 30, 2004. The Company expects to make additional contributions during the fiscal 2004 year of approximately $0.4 million.

Note 16 – Subsequent Event

Subsequent to quarter end, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $69.5 million of the net proceeds to repay outstanding debt and retained $8.3 million for general corporate purposes.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the quarter ended June 30, 2004, decreased approximately 1%. The acquisition of Playing Mantis, effective June 1, 2004, added less than $1 million of net sales to our results and was slightly dilutive to the net income per share for the quarter. Gross margin increased to 52.9% for the second quarter of 2004 from 48.8% for the second quarter of 2003 primarily due to a more favorable product sales mix, focused efforts to eliminate low volume and low margin products and the realization of integration cost savings. Selling, general and administrative expenses as a percentage of net sales increased slightly to 38.3% for the second quarter of 2004 from 38.2% for the second quarter of 2003. Operating income increased to $10.2 million for the second quarter 2004 compared to $7.4 million for the second quarter of 2003, and, as a percentage of net sales, operating income increased to 14.7% for the second quarter of 2004 from 10.6% for the second quarter of 2003.

Net sales for the six months ended June 30, 2004, increased approximately 16.3% primarily due to the addition of LCI for the entire first half of 2004, compared with only four months of 2003, as reflected in the significant increase in net sales in our traditional children’s toys category. Gross margin increased to 51.8% for the first half of 2004 from 50.5% for the first half of 2003 primarily due to product mix and our continuing efforts to eliminate low margin and low volume products. Selling, general and administrative expenses as a percentage of net sales increased slightly to 39.9% for the first half of 2004 from 39.5% for the first half of 2003. Operating income increased to $15.6 million for the first half 2004 compared to $12.4 million for the first half of 2003, and, as a percentage of net sales, operating income also increased to 11.9% for the first half of 2004 from 11.0% for the first half of 2003.

Pending Acquisition of The First Years

On June 4, 2004, we entered into a definitive agreement to acquire The First Years Inc. The transaction is a cash merger and is subject to approval by the holders of two-thirds of The First Years and other closing conditions. The acquisition is expected to close in our 2004 third quarter. The merger agreement provides for the exchange of all of The First Years’ outstanding shares for a cash payment by us of $18.60 per share in the merger, which net of cash acquired, equates to a cash consideration of approximately $136.8 million. This amount excludes certain costs, such as transaction fees and expenses. Our future results of operations will likely be significantly affected if we complete our pending acquisition of The First Years. The First Years, based in Avon, Massachusetts, is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Winnie the Pooh. The First Years’ products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. This transaction is expected to be funded with a new committed senior credit facility. See “-Liquidity and Capital Resources.”

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net sales Net sales for the second quarter of 2004 decreased $0.7 million, or 1%, to $69.4 million from $70.1 million for the second quarter of 2003. Net sales increases occurred in our traditional children's toys, agricultural, construction and outdoor sports vehicle replicas and collectible figures categories, but these were offset by decreases in our other product categories.

Net sales in our traditional children's toy category increased 12% primarily due to strong sales in our Thomas & Friends and John Deere Kids ride-on’s and preschool activity toy product lines. Net sales in our agricultural, construction and outdoor sports vehicle replicas category increased approximately 11% primarily due to new product releases through the John Deere dealer network as well as continuing strong performance in our John Deere Full Throttle product line. Net sales in our smallest product category, collectible figures, increased 70% primarily due to strong sales of our JoyRide Studios collectible figures. Net sales in our automotive, high performance and racing vehicle replicas category decreased approximately 26% mainly due to lower sales in our The Fast and The Furious product lines and our racing and custom/classic vehicle replicas. Net sales in our sports trading cards, apparel and souvenirs category decreased approximately 19% primarily due lower sales of our NASCAR licensed products, both apparel/souvenirs and trading cards.

Gross profit. Gross profit increased $2.5 million, or 7.3%, to $36.7 million for the three months ended June 30, 2004 from $34.2 million for the three months ended June 30, 2003. The gross profit margin (as a percentage of net sales) increased to 52.9% in the second quarter of 2004 compared to 48.8% in the second quarter of 2003 primarily due to a more favorable product mix in the second quarter of 2004 versus the second quarter of 2003, focused efforts to eliminate low volume and low margin products and also the realization of integration cost savings. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. While overall, all of our product categories approximate a similar gross margin, individual product lines within a category can carry gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 0.7%, to $26.6 million for the three months ended June 30, 2004 from $26.8 million for the three months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses increased slightly to 38.3% for the three months ended June 30, 2004 from 38.2% for the three months ended June 30, 2003. Although cost savings, specifically in marketing and administrative expenses, related to the LCI acquisition were realized during the second quarter of 2004, increases in other operating expenses partially offset the cost savings achieved.

Operating income. Operating income increased to $10.2 million for the second quarter of 2004 from $7.4 million for the second quarter of 2003. As a percentage of net sales, operating income also increased to 14.7% of net sales in the second quarter of 2004 from 10.6% in the prior year second quarter.

Net interest expense. Net interest expense of $0.7 million for the three months ended June 30, 2004 and $1.1 million for the three months ended June 30, 2003 relates primarily to bank term loans and lines of credit. The decrease in net interest expense was due to a decrease in average outstanding debt balances and lower interest rates.

Income tax. Income tax expense for the three months ended June 30, 2004 and 2003 includes provisions for federal, state and foreign income taxes at an effective rate of 36.0% and 38.0%, respectively.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net sales. Net sales for the six months ended June 30, 2004 increased $18.3 million, or 16.3%, to $130.7 million from $112.4 million for the six months ended June 30, 2003. The increase was primarily attributable to the addition of the Learning Curve business for the entire first half of 2004 compared with only four months in 2003. Net sales increases occurred in our traditional children's toys, agricultural, construction and outdoor sports vehicle replicas, and collectible figures categories, but these were partially offset by decreases in our other product categories.

Net sales in our traditional children's toy category increased 61% primarily due to the addition of the Learning Curve branded product lines for the six months of 2004 versus only four months of 2003, as well as strong sales in our John Deere Kids ride-on’s and preschool activity toys product line. Net sales in our agricultural, construction and outdoor sports vehicle replicas category increased approximately 9% primarily due to increased sales in our John Deere product lines. Net sales in our smallest product category, collectible figures, increased 27% primarily due to strong sales in our JoyRide figures product line. Net sales in our sports trading cards, apparel and souvenirs category decreased approximately 24% primarily due to lower sales of NASCAR trading cards and apparel. Net sales in our automotive, high performance and racing vehicle replicas category decreased approximately 21% mainly due to lower sales in our The Fast and The Furious product lines and our racing and custom/classic vehicle replicas.

On a pro forma basis, consolidated net sales for the first half of 2004 increased 1.4% when compared to the consolidated net sales for the first half of 2003. The pro forma consolidated net sales assume that the LCI acquisition occurred as of January 1, 2003.

Gross profit. Gross profit increased $10.9 million, or 19.2%, to $67.7 million for the six months ended June 30, 2004 from $56.8 million for the six months ended June 30, 2003. The gross profit margin (as a percentage of net sales) increased to 51.8% in the first half of 2004 compared to 50.5% in the first half of 2003 primarily due to product mix as well as our continuing efforts to eliminate low margin and low volume products. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.7 million, or 17.3%, to $52.1 million for the six months ended June 30, 2004 from $44.4 million for the six months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses increased slightly to 39.9% for the six months ended June 30, 2004 from 39.5% for the three months ended June 30, 2003. The increase in selling, general and administrative expenses was primarily due to the addition of Learning Curve for the entire first half of 2004 versus only four months of 2003.

Operating income. Operating income increased to $15.6 million for the first half of 2004 from $12.4 million for the first half of 2003. As a percentage of net sales, operating income also increased to 11.9% of net sales in the first half of 2004 from 11.0% in the prior year first half.

Net interest expense. Net interest expense of $1.5 million for the six months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2003 relates primarily to bank term loans and lines of credit. The increase in net interest expense was due to an increase in average outstanding debt balances.

Income tax. Income tax expense for the six months ended June 30, 2004 and 2003 includes provisions for federal, state and foreign income taxes at an effective rate of 36.0% and 38.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of approximately $30.5 million during the six months ended June 30, 2004. Capital expenditures for the six months ended June 30, 2004 were approximately $6.0 million, of which approximately $5.0 million was for molds and tooling. Cash and cash equivalents decreased by approximately $4.8 million during the six months ended June 30, 2004.

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a new credit facility to replace its previous credit facility. This credit facility is comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which mature on April 30, 2006 with scheduled quarterly principal payments ranging from $3.8 million to $10.0 million commencing on December 31, 2003 and continuing thereafter with a final balloon payment upon maturity. Thirty million dollars of the term loan has an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bear interest, at the Company's option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company's ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 0.75% and 1.75%.  At June 30, 2004, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% to 0.40% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On June 30, 2004, the Company had $71.3 million outstanding on this credit facility and was in compliance with all covenants.

During the six months ended June 30, 2004, the Company made total payments of $28.3 million on its line of credit and $7.5 million on its term loan. At June 30, 2004, the Company had $50.6 million available on its line of credit.

Subsequent to quarter end, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $69.5 million of the net proceeds to repay outstanding debt and retained $8.3 million for general corporate purposes.

Upon the closing of the acquisition of The First Years, the Company expects to replace its March 2003 credit facility with a new credit facility. The Company has received a commitment letter from one of its current lenders and an affiliate of that lender for the new credit facility. The new credit facility is expected to be for $170.0 million and will consist of both a term loan and a revolving line of credit, with each maturing four years from the date of the agreement. Approximately $40.0 million of the term loan will have a fixed interest rate through the first three years of the agreement. The remaining term loan and the revolving line of credit will bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus an applicable margin. The applicable margin will be based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As a condition to the credit facility, the Company will be required to pay a commitment fee on the average daily unused portion of the revolving line of credit. Under the terms of the credit facility, the Company will be required to comply with certain financial and non-financial covenants. Among other restrictions, the Company will be restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.

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

During the quarter ended June 30, 2004, the Company entered into a 15-year lease agreement for a 400,000 square foot distribution facility located in Rochelle, Illinois. The Company’s total rent commitment over the 15-year term is $18.5 million, which equates to an average monthly rent payment of $102,608. There were no other significant changes to the Company’s commitments during the first half of 2004.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "can," "could," "expect," "intend," "may," "plans," "potential," "estimate," "predict," "continue," "future," "should," "will," "would" or the negative of these terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the acquisition of The First Years is subject to a number of conditions, including approval by the holders of two-thirds of The First Years common stock and other closing conditions, and no assurance can be given that the acquisition will be consummated; the resolution of a purported class action lawsuit filed against The First Years and each of its directors in Massachusetts state court claiming breach of fiduciary duties and seeking to prevent the completion of the Company’s pending acquisition of The First Years; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent on timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations could increase the Company’s expenses; customers and consumers may not accept the Company's products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with its credit agreement and foreign currency exchange rate risk associated with its foreign operations.

Based on the Company's interest rate exposure on variable rate borrowings at June 30, 2004, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $34,375 per month and a five-percentage point increase would increase future interest expense by approximately $171,875 per month. The Company determined these amounts based on approximately $41.3 million of variable rate borrowings at June 30, 2004, multiplied by 1% and 5%, respectively, and divided by 12. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)   Not applicable.

(b)   Not applicable.

(c)     Pursuant to the Playing Mantis acquisition, the Company issued 91,388 shares of common stock to Playing Mantis. The shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act.

(d)   Not applicable.

(e)   Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 7, 2004. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1:   Election of directors

	For	Withheld

John S. Bakalar	14,940,299	611,240
Peter K.K. Chung	11,744,067	3,807,472
Thomas M. Collinger	14,997,949	553,590
Robert E. Dods	11,743,917	3,807,622
Michael J. Merriman, Jr.	15,020,499	531,040
Boyd L. Meyer	10,114,287	5,437,252
Paul E. Purcell	11,744,067	3,807,472
Richard E. Rothkopf	11,746,917	3,804,622
Curtis W. Stoelting	11,785,780	3,765,759
John J. Vosicky	15,251,710	299,829
Daniel M. Wright	14,861,247	690,292

Proposal 2:   Ratification of KPMG as auditors for the Company for the year ending December 31, 2004.

For	Against	Abstain	Broker Non-Votes

15,546,873	90,994	3,672	0

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits:

2.1    Agreement and Plan of Merger, dated as of June 4, 2004, among The First Years Inc., the Company and RBVD Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated June 4, 2004 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on July 12, 2004).

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

3.5    Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 0-22536) filed by the Company with the Securities and Exchange Commission on May 10, 2004).

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

_______________________

* This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)   Reports on Form 8-K:

On April 28, 2004 the Company furnished a Current Report on Form 8-K pursuant to Item 12 regarding a press release issued on April 27, 2004 with respect to the Company's results for its fiscal quarter ended March 31, 2004.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated this 9th day of August 2004.

RC2 CORPORATION

By  /s/ Curtis W. Stoelting
       Curtis W. Stoelting, Chief Executive Officer

By  /s/ Jody L. Taylor
       Jody L. Taylor, Chief Financial Officer and Secretary

