Form 10-Q
period 2004-09-30
RC2 CORP
filed 2004-11-09
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number:       0-22635

RC2 Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4088307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

                        Yes   X    No   ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                        Yes   X    No   ___

On November 1, 2004, there were outstanding 20,376,576 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

SEPTEMBER 30, 2004

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I.      FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	September 30, 2004	December 31, 2003
	(Unaudited)	(Unaudited)
Assets
Cash and cash equivalents	$25,128	$16,548
Restricted cash	-	33
Accounts receivable, net	100,968	72,164
Inventory	71,519	37,464
Other current assets	19,969	12,369
Total current assets	217,584	138,578
Property and equipment, net	54,947	38,554
Goodwill	281,364	159,720
Intangible assets, net	62,346	44,042
Other non-current assets	2,116	935
Total assets	$618,357	$381,829

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$77,683	$48,179
Current maturities of term loan	15,000	15,000
Other current liabilities	5,033	4,928
Total current liabilities	97,716	68,107
Revolving line of credit	80,000	35,000
Non-current portion of term loan	70,000	35,000
Other long-term liabilities	38,664	18,423
Total liabilities	286,380	156,530
Stockholders’ equity	331,977	225,299
Total liabilities and stockholders' equity	$618,357	$381,829

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$110,289	$97,711	$240,988	$210,122
Cost of sales	54,283	44,373	117,235	100,016
Gross profit	56,006	53,338	123,753	110,106
Selling, general and administrative expenses	33,497	29,065	85,638	73,481
Operating income	22,509	24,273	38,115	36,625
Interest expense, net	1,011	1,072	2,465	2,492
Other expense (income)	(345)	(100)	(430)	119
Income before income taxes	21,843	23,301	36,080	34,014
Income tax expense	7,864	7,138	12,989	11,209
Net income	$13,979	$16,163	$23,091	$22,805
Net income per share:
Basic	$0.72	$0.94	$1.28	$1.34
Diluted	$0.68	$0.89	$1.20	$1.27
Weighted average shares outstanding:
Basic	19,348	17,145	18,108	16,986
Diluted	20,443	18,224	19,205	17,992

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
	For the nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$23,091	$22,805
Depreciation and amortization	9,342	8,867
Amortization of deferred financing costs	709	172
Loss on disposal of assets	44	107
Changes in operating assets and liabilities	979	(31,592)
Net cash provided by operating activities	34,165	359

Cash flows from investing activities
Purchase of property and equipment	(10,955)	(7,454)
Purchase of LCI, net of cash acquired	---	(99,200)
Purchase of Playing Mantis, net of cash acquired	(17,238)	---
Purchase of TFY, net of cash acquired	(155,745)	---
Proceeds from disposal of property and equipment	92	33
Increase in other non-current assets	(16)	(3,839)
Net cash used in investing activities	(183,862)	(110,460)

Cash flows from financing activities
Net cash proceeds from secondary offering	77,498	---
Proceeds from bank on credit facility	197,000	115,000
Payments to bank on credit facility	(117,000)	(6,000)
Issuance of common stock upon option exercises	1,590	---
Purchase of treasury stock	(822)	---
Proceeds from reissuance of treasury stock	---	91
Issuance of common stock for ESPP	104	106
Payment of note payable	---	(2,862)
Net cash provided by financing activities	158,370	106,335
Effect of exchange rate changes on cash	(126)	309
Net increase (decrease) in cash and cash equivalents	8,547	(3,457)
Cash and cash equivalents, beginning of year	16,548	17,104
Decrease (increase) in restricted cash	33	(63)
Cash and cash equivalents, end of period	$25,128	$13,584
Supplemental information:
Cash flows during the period for:
Interest	$1,774	$2,373
Income taxes	$10,390	$5,509
Income tax refunds received	$216	$136

Non-cash investing and financing activity during the period:
91,388 shares of stock issued for the purchase of Playing Mantis	$2,868	$ ---
666,666 shares of stock issued for the purchase of LCI	$ ---	$7,810

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of its operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and its cash flows for the nine-month periods ended September 30, 2004 and 2003.

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

Due to the seasonality of our business, the results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

Note 2 - Business Combinations

On September 15, 2004, we acquired The First Years Inc. (TFY) for approximately $156.1 million in cash. This amount excludes certain costs, such as transaction fees and expenses. TFY, based in Avon, Massachusetts, is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Winnie the Pooh. TFY’s products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in our condensed consolidated financial statements since the effective date of the acquisition. The purchase was funded with our new credit facility (See Note 7 - "Debt"). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $96.8 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet at September 30, 2004.

The purchase price was allocated to the net assets of TFY based on their estimated relative fair values on September 15, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$155,745
Less:
Current assets	$47,549
Property, plant and equipment	11,191
Intangible assets	18,250
Other long-term assets	60
Liabilities	(18,117)	58,933
Excess of purchase price over net assets acquired		$96,812

The allocation of purchase price is subject to final determination based on valuations and other determinations that will be completed as soon as practical but no later than by the end of the third quarter of 2005 including performing valuations to finalize the fair value of any acquired identifiable intangible assets. To the extent such assets are amortizable, amortization expense will be increased.

The following table presents the unaudited pro forma condensed consolidated results of operations for the nine months ended September 30, 2004 and 2003. The unaudited pro forma condensed consolidated results of operations for the nine months ended September 30, 2004 assume that the TFY acquisition occurred as of January 1, 2003 (Learning Curve International Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) was acquired effective February 28, 2003 and is therefore already included in the results for the nine months ended September 30, 2004). The unaudited pro forma condensed consolidated results of operations for the nine months ended September 30, 2003 assume that the TFY and LCI acquisitions occurred as of January 1, 2003:

(In thousands, except per share data)

	2004	2003
	(Unaudited)	(Unaudited)

Net sales	$342,045	$327,067

Net income	$26,368	$24,198
Net income per share:
Basic	$1.46	$1.42
Diluted	$1.37	$1.34

Pro forma data does not purport to be indicative of the results that would have been obtained had these acquisitions actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

On June 7, 2004, we acquired substantially all the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Closing consideration consisted of $17.0 million of cash (excluding certain costs, such as transaction fees and expenses) and 91,388 shares of the Company’s common stock. Additional cash consideration of up to $4.0 million may be earned in the transaction by Playing Mantis based on achieving net sales and margin targets for 2004 and net sales targets for 2005. Playing Mantis, based in Mishawaka, Indiana, designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands and collectible figures under the Memory Lane™ brand. Playing Mantis’ products are primarily sold at mass merchandising, hobby, craft, drug and grocery chains. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our condensed consolidated financial statements since the effective date of the acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $14.5 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet at September 30, 2004.

The purchase price was allocated to the net assets of Playing Mantis based on their estimated relative fair values on June 1, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$20,106
Less:
Current assets	$5,169
Property, plant and equipment	3,993
Liabilities	(3,548)	5,614
Excess of purchase price over net assets acquired		$14,492

The allocation of the purchase price is subject to final determination based on valuations and other determinations that will be completed as soon as practical but no later than by the end of the second quarter of 2005 including performing valuations to determine the fair value of any acquired identifiable intangible assets. To the extent such assets are amortizable, amortization expense will be increased. The unaudited pro forma condensed consolidated results of operations presented above exclude Playing Mantis for the periods prior to the acquisition due to the immateriality of the results of operations of Playing Mantis.

On March 4, 2003, with an effective date of February 28, 2003, we acquired LCI through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company's common stock, including $12.0 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. Additional consideration of up to $6.5 million was contingent upon LCI product lines reaching certain sales and margin targets in 2003. This contingent consideration was not payable because the targets were not met in 2003. LCI develops and markets a variety of high-quality, award winning traditional children's toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in our condensed consolidated financial statements since the effective date of the acquisition. The purchase was funded with a credit facility (See Note 7 - "Debt"). Additionally, the Company purchased the remaining minority interest of several of the LCI affiliates subsequent to February 28, 2003. As a result, all subsidiaries of the Company were wholly owned by July 31, 2003. Minority interest income of $9,570 has been included in selling, general and administrative expenses in our accompanying condensed consolidated statement of earnings for those periods prior to the remaining minority interest purchases. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $49.9 million and $39.8 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at September 30, 2004 and December 31, 2003, respectively. During the quarter ended September 30, 2004, the Company became aware that a long-term deferred tax liability of approximately $11.5 million should have been recorded during the quarter ended December 31, 2003 with a corresponding increase in goodwill related to the LCI licenses that were determined through actuarial valuation to have a capitalizable fair value of approximately $40 million. This adjustment did not have any impact on the Company’s consolidated statement of earnings for the three months or nine months ended September 30, 2004 nor would it have had an impact on the consolidated statement of earnings for the three months or twelve months ended December 31, 2003, had it been recorded at that time. This adjustment also did not have a material impact on the Company’s balance sheet or impact the Company’s compliance with debt covenants at September 30, 2004 nor would it have if it had been recorded at December 31, 2003.  The $11.5 million deferred tax liability adjustment is presented in the liabilities line in the purchase price allocation table below.

The purchase price was allocated to the net assets of LCI based on their estimated relative fair values on February 28, 2003, and as of the dates of the remaining minority interest purchases, as follows:

(In thousands)

Total purchase price, including expenses		$116,965
Less:
Current assets	$51,678
Property, plant and equipment	5,871
Intangible assets	39,627
Other long-term assets	4,353
Liabilities	(34,416)	67,113
Excess of purchase price over net assets acquired		$49,852

Twelve million dollars of the purchase price for Learning Curve was originally deposited in an escrow account to secure Learning Curve's indemnification obligations under the merger agreement. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve's representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve's historical business. The Company may make indemnification claims against the escrow account until the later of March 31, 2005, or the completion of the audit of the Company's financial statements for the year ending December 31, 2004. The amount in escrow was reduced to $10 million in May 2003. During the quarter ended December 31, 2003, Learning Curve settled litigation involving Playwood Toys, Inc. and the settlement amount of $11.2 million was funded in part through a $10.1 million payment from the escrow account, which constituted all of the funds then in the escrow account. The Company is required to return a part of that amount to the escrow account based on the tax benefits realized by the Company relating to the settlement amount less other expenses relating to the litigation. The amount to be returned to the escrow is estimated at approximately $2.8 million, which would be available to the Company for future claims under the terms of the escrow.  On March 30, 2004, the Company made additional escrow claims of $295,908 relating primarily to alleged breaches of Learning Curve's representations and warranties in the merger agreement. On August 31, 2004, the Company increased its additional escrow claims to $552,313.  The representatives of the former Learning Curve shareholders dispute these additional escrow claims and no assurance can be given as to the outcome of this matter.

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

If compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan (ESPP), had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
(In thousands, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income as reported	$13,979	$16,163	$23,091	$22,805
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(799)	(248)	(1,478)	(712)

Pro forma net income	$13,180	$15,915	$21,613	$22,093
Basic net income per share:
As reported	$0.72	$0.94	$1.28	$1.34
Pro forma	$0.68	$0.93	$1.19	$1.30
Diluted net income per share:
As reported	$0.68	$0.89	$1.20	$1.27
Pro forma	$0.64	$0.87	$1.13	$1.23

The fair value of each stock option, excluding options issued for shares under the ESPP, is estimated on the date of grant based on the Black-Scholes option pricing model that assumes, among other things, no dividend yield, risk-free rates of return from 3.53% to 5.74%, volatility factors of 77.27% to 87.76% and expected life of 7 to 10 years. The weighted average fair value of options granted under the Company’s stock option plan during the first nine months of 2004 and 2003 was $19.39 and $11.64, respectively.

The fair value of each option issued under the ESPP was estimated on the first day of the related quarterly period based on the Black-Scholes option pricing model with the following assumptions: risk-free rates of return from 0.93% to 1.72%, volatility factors of 76.87% to 85.34% and expected life of three months. The weighted average fair value of those purchase rights granted during the first nine months of 2004 and 2003 was $8.03 and $4.58, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may be granted.

Note 4 - Business Segments

The Company is a worldwide designer, producer and marketer of high quality, innovative, branded collectible, toy and infant products. The Company has historically reported its results by geographic area in accordance with the enterprise wide disclosure requirements of SFAS No. 131.

The Company’s reportable segments are North America and International. The North America segment includes the United States, Canada and Mexico.  The International segment includes non-North America markets.

Segment performance is measured at the operating income level. Segment assets are comprised of all assets, net of applicable reserves and allowances.

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,
(In thousands)	2004	2003
Net sales:
North America	$97,237	$86,675
International	13,303	11,466
Sales and transfers between segments	(251)	(430)
Combined total	$110,289	$97,711

Operating income:
North America	$19,916	$22,030
International	2,593	2,243
Combined total	$22,509	$24,273

(In thousands)	September 30, 2004	December 31, 2003
Total assets:
North America	$559,370	$328,116
International	58,987	53,713
Combined total	$618,357	$381,829

	Nine Months Ended September 30,
(In thousands)	2004	2003
Net sales:
North America	$206,998	$186,479
International	34,628	35,540
Sales and transfers between segments	(638)	(11,897)
Combined total	$240,988	$210,122

Operating income:
North America	$31,934	$32,326
International	6,181	4,299
Combined total	$38,115	$36,625

With the acquisitions of Playing Mantis and TFY, the Company has revised its product categories to reflect the Company’s three product platforms: collectible products, children’s toys and infant products. The presentation is consistent with how the Company views its business. The following table presents consolidated net sales by product category and by distribution channel for the three months ended September 30, 2004 and 2003:

(In thousands)	2004	2003
Collectible products	$51,505	$50,990
Children’s toys	47,227	41,479
Infant products	11,557	5,242
Net sales	$110,289	$97,711

Chain retailers	$57,969	$50,534
Specialty and hobby wholesalers and retailers	31,710	24,726
OEM dealers	13,436	13,357
Corporate promotional	4,488	5,753
Direct to consumers	2,686	3,341
Net sales	$110,289	$97,711

The following table presents consolidated net sales by product category and by distribution channel for the nine months ended September 30, 2004 and 2003:

(In thousands)	2004	2003
Collectible products	$110,639	$119,274
Children's toys	109,281	79,132
Infant products	21,068	11,716
Net sales	$240,988	$210,122

Chain retailers	$114,061	$99,981
Specialty and hobby wholesalers and retailers	83,842	65,125
OEM dealers	24,690	23,747
Corporate promotional	11,405	12,463
Direct to consumers	6,990	8,806
Net sales	$240,988	$210,122

Note 5 - Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the nine-month periods ended September 30, 2004 and 2003 is calculated as follows:

(In thousands)	2004	2003
Net income	$23,091	$22,805
Other comprehensive income - foreign currency
translation adjustments	45	549
Comprehensive income	$23,136	$23,354

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	September 30, 2004	December 31, 2003
Voting Common Stock	28,000,000	$0.01	20,375,335	17,380,598

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt. Additionally, the Company incurred $0.3 million of costs associated with the offering and these costs have been reflected as a reduction of stockholders’ equity on the Company’s condensed consolidated balance sheet at September 30, 2004.

At December 31, 2003, the Company held 1,812,465 shares of its common stock in treasury. During the first nine months of 2004, the Company sold a total of 5,006 shares out of treasury to Company employees under the ESPP for $104,094. During the first nine months of 2003, the Company sold a total of 8,276 shares out of treasury to Company employees under the ESPP for $105,280. In March of 2003, the Company sold 6,500 shares out of treasury to three of the Company's executive officers for $79,677 and issued 750 shares to key employees as compensation for an underlying value of $11,708. In conjunction with the public offering discussed above, certain selling stockholders surrendered 25,956 shares of the Company’s common stock to the Company as payment for the exercise price of certain options exercised as well as to fund withholding taxes. These shares were placed into treasury for $821,637.

As discussed in Note 2, the Company issued 91,388 shares of the Company’s common stock in June 2004 in connection with its acquisition of Playing Mantis. The Company also issued 666,666 shares of the Company's common stock in March of 2003 in connection with its acquisition of LCI.

Note 7 - Debt

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. Forty million dollars of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At September 30, 2004, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On September 30, 2004, the Company had $165.0 million outstanding on this credit facility and was in compliance with all covenants.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt.

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a credit facility to replace its previous credit facility. This credit facility was comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which were to mature on April 30, 2006. Thirty million dollars of the term loan had an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bore interest, at the Company's option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin was based on the Company's ratio of consolidated debt to consolidated EBITDA and varied between 0.75% and 1.75%. The facility was replaced with the September 2004 credit facility discussed above.

Note 8 - Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options to purchase 851 shares of common stock at $34.65 per share were outstanding during the three months ended September 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 82,192 shares of common stock at prices from $29.02 to $34.65 per share were outstanding during the nine months ended September 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares. Options to purchase 5,000 shares of common stock at $18.72 per share were outstanding during both the three months and nine months ended September 30, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 9 - Legal Proceedings

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

Note 11 - Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 12 - Related Party Transactions

The Company purchased some of its product during the three months and nine months ended September 30, 2004 and 2003, from a company controlled by a relative of one of the Company’s stockholders/directors.

The Company has a receivable of $336,515 from a company that is owned by the founder of Playing Mantis who is now an Executive Vice President of RC2. This amount relates to the closing date working capital and resolution of certain disputed working capital adjustments pursuant to the terms of the Playing Mantis asset purchase agreement. The amount is included in other current assets on the Company’s condensed consolidated balance sheet at September 30, 2004.

The Company has a receivable of approximately $32,000 from the founder of Playing Mantis who is now an Executive Vice President of RC2. This amount was repaid in October 2004. The amount is included in other current assets on the Company’s condensed consolidated balance sheet at September 30, 2004.

Note 13 - Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

At September 30, 2004, the Company had $0.4 million in total commitments for equipment purchases and construction expenses relating to the expansion of the distribution facility in Dyersville, Iowa. Additionally, payments of $2.2 million were made for equipment and construction expenses on this facility during the first nine months of 2004. The Company has received approval for a $300,000 forgivable loan and a $100,000 interest free loan from the state of Iowa to assist in the expansion of the Dyersville distribution facility.

In conjunction with the acquisition of TFY, the Company acquired purchase commitments with certain vendors relating to product and product components which are kept on hand to shorten lead times. In the event the product is discontinued, the Company would be required to reimburse the vendor for the cost of the products and product components on hand. At September 30, 2004, the total commitment to these vendors was approximately $2.1 million.

The Company markets virtually all of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has approximately 700 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the nine months ended September 30, 2004.

Note 14 - Insurance Recovery

During the first nine months of 2004, the Company received an insurance recovery of approximately $303,000 relating to the lost margin on product destroyed during a fire at the Company’s third-party warehouse in the United Kingdom in October 2003. This insurance recovery is included in the Company’s cost of sales for the nine months ended September 30, 2004.

Note 15 - Employee Benefit Plans

The Company maintains a funded noncontributory defined benefit pension plan that covers a select group of the Company’s workforce. The plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months ended September 30, 2004 and 2003 are as follows:

(In thousands)	2004	2003
Service cost	$27	$30
Interest cost	172	167
Expected return on plan assets	(216)	(201)
Amortization of prior service costs	5	5
Amortization of net loss	45	19
Net periodic benefit cost	$33	$20

The components of net periodic benefit cost for the nine months ended September 30, 2004 and 2003 are as follows:

(In thousands)	2004	2003
Service cost	$82	$90
Interest cost	516	501
Expected return on plan assets	(648)	(603)
Amortization of prior service costs	15	15
Amortization of net loss	135	57
Net periodic benefit cost	$100	$60

The Company contributed $987,768 to the pension benefit plan during the nine months ended September 30, 2004. The Company expects to make additional contributions during the fiscal 2004 year of approximately $0.2 million.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the quarter ended September 30, 2004, increased approximately 12.9%. Gross margin decreased to 50.8% for the third quarter of 2004 from 54.6% for the third quarter of 2003 primarily due to higher product and freight costs and a less favorable product sales mix. Selling, general and administrative expenses as a percentage of net sales increased slightly to 30.4% for the third quarter of 2004 from 29.8% for the third quarter of 2003. Operating income decreased to $22.5 million for the third quarter 2004 compared to $24.3 million for the third quarter of 2003, and, as a percentage of net sales, operating income decreased to 20.4% for the third quarter of 2004 from 24.9% for the third quarter of 2003.

Net sales for the nine months ended September 30, 2004, increased approximately 14.7% primarily due to the addition of LCI for the entire first nine months of 2004, compared with only seven months of 2003, as well as Playing Mantis and The First Years acquisitions as of their respective closing dates in 2004. Gross margin decreased to 51.4% for the nine months ended September 30, 2004 from 52.4% for the nine months ended September 30, 2003 primarily due to higher product and freight costs, as well as a less favorable product sales mix. Selling, general and administrative expenses as a percentage of net sales increased slightly to 35.5% for the nine months ended September 30, 2004 from 35.0% for the nine months ended September 30, 2003. Operating income increased to $38.1 million for the nine months ended September 30, 2004 compared to $36.6 million for the nine months ended September 30, 2003, and, as a percentage of net sales, operating income decreased to 15.8% for the nine months ended September 30, 2004 from 17.4% for the nine months ended September 30, 2003.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net sales. Net sales for the third quarter of 2004 increased $12.6 million, or 12.9%, to $110.3 million from $97.7 million for the third quarter of 2003. Net sales increases occurred in all three of our product categories.

Net sales in our children's toys category increased 13.9% primarily due to strong sales in our Thomas & Friends product lines. Net sales in our infant products category increased 121% due to both the inclusion of The First Years acquisition and the organic growth in the Lamaze product line. Net sales in our collectible products category increased 1% primarily due to the Playing Mantis acquisition and the positive results of the new American Chopper/Orange County Chopper product line but these increases were partially offset by the continued softness in the automotive replica product lines, including lower sales in The Fast and The Furious and NASCAR product lines.

Net sales excluding sales from the current year acquisitions for the third quarter of 2004 decreased 1% when compared to the consolidated third quarter 2003 net sales.

Gross profit. Gross profit increased $2.7 million, or 5.1%, to $56.0 million for the three months ended September 30, 2004 from $53.3 million for the three months ended September 30, 2003. The gross profit margin (as a percentage of net sales) decreased to 50.8% in the third quarter of 2004 compared to 54.6% in the third quarter of 2003 primarily due to increased product and freight costs, a less favorable product mix in the third quarter of 2004 versus the third quarter of 2003, and the impact of sales from recently acquired companies which generally carry lower gross profit margins than historical RC2 products. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. While overall, all of our product categories approximate a similar gross margin, individual product lines within a category can carry gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.4 million, or 15.1%, to $33.5 million for the three months ended September 30, 2004 from $29.1 million for the three months ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses increased slightly to 30.4% for the three months ended September 30, 2004 from 29.8% for the three months ended September 30, 2003. The increase in selling, general and administrative expenses is primarily due to higher outbound freight costs and the inclusion of Playing Mantis and The First Years results which have not yet been materially impacted by planned integration cost savings.

Operating income. Operating income decreased to $22.5 million for the third quarter of 2004 from $24.3 million for the third quarter of 2003. As a percentage of net sales, operating income decreased to 20.4% of net sales in the third quarter of 2004 from 24.9% in the prior year third quarter.

Net interest expense. Net interest expense of $1.0 million for the three months ended September 30, 2004 and $1.1 million for the three months ended September 30, 2003 relates primarily to bank term loans and lines of credit. The $93.7 million in debt that the Company incurred in the third quarter of 2004 will increase net interest expense in future periods.

Income tax. Income tax expense for the three months ended September 30, 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 36.0%. During the third quarter of 2003, the IRS completed a tax audit for the periods ended December 31, 1998, 1999 and 2000. Certain accruals for these periods were reduced by approximately $1.8 million. This reduction in the income tax provision increased diluted earnings per share by $0.10. Income tax expense, excluding this reduction in provision relating to the completion of the IRS audit, for the three months ended September 30, 2003 includes provisions for federal, state and foreign income taxes at an effective rate of 38.3%.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net sales. Net sales for the nine months ended September 30, 2004 increased $30.9 million, or 14.7%, to $241.0 million from $210.1 million for the nine months ended September 30, 2003. The increase was primarily attributable to the addition of the Learning Curve business for the first nine months of 2004 compared with only seven months in 2003, as well as the addition of Playing Mantis and The First Years acquisitions as of their respective closing dates in 2004. Net sales increases occurred in our children's toys and infant products categories, but were partially offset by decreases in our collectible products category.

Net sales in our children's toys category increased 38% primarily due to the Thomas & Friends and John Deere toy product lines. Net sales in our infant products category increased 80% due to The First Years acquisition and the organic sales growth in the Lamaze product line. Net sales in our collectible products category decreased 7% primarily due to the continued softness in the collectible replica product lines, including The Fast and The Furious and NASCAR product lines, slightly offset by the Playing Mantis acquisition and the positive results from the new American Chopper/Orange County Chopper product line.

Net sales excluding sales from the current year acquisitions for the nine months ended September 30, 2004, were approximately flat when compared to pro forma consolidated net sales for the nine months ended September 30, 2003. The pro forma consolidated net sales for 2003 assume that the Learning Curve acquisition occurred as of January 1, 2003.

Gross profit. Gross profit increased $13.7 million, or 12.4%, to $123.8 million for the nine months ended September 30, 2004 from $110.1 million for the nine months ended September 30, 2003. The gross profit margin (as a percentage of net sales) decreased to 51.4% in the first nine months of 2004 compared to 52.4% in the first nine months of 2003 primarily due to increased product and freight costs and a less favorable product sales mix. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.1 million, or 16.5%, to $85.6 million for the nine months ended September 30, 2004 from $73.5 million for the nine months ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses increased slightly to 35.5% for the nine months ended September 30, 2004 from 35.0% for the nine months ended September 30, 2003. The increase in selling, general and administrative expenses was primarily due to higher outbound freight costs and the inclusion of Playing Mantis and The First Years results.

Operating income. Operating income increased to $38.1 million for the nine months ended September 30, 2004 from $36.6 million for the nine months ended September 30, 2003. As a percentage of net sales, operating income decreased to 15.8% of net sales in the first nine months of 2004 from 17.4% in the prior year first nine months.

Net interest expense. Net interest expense of $2.5 million for the nine months ended September 30, 2004 and September 30, 2003 relates primarily to bank term loans and lines of credit. The $93.7 million in debt that the Company incurred in the third quarter of 2004 will increase net interest expense in future periods.

Income tax. Income tax expense for the nine months ended September 30, 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 36.0%. During the third quarter of 2003, the IRS completed a tax audit for the periods ended December 31, 1998, 1999 and 2000. Certain accruals for these periods were reduced by approximately $1.8 million. This reduction in the income tax provision increased diluted earnings per share by $0.10. Income tax expense, excluding this reduction in provision relating to the completion of the IRS audit, for the nine months ended September 30, 2003 includes provisions for federal, state and foreign income taxes at an effective rate of 38.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of approximately $34.2 million during the nine months ended September 30, 2004. Capital expenditures for the nine months ended September 30, 2004 were approximately $11.0 million, of which approximately $7.8 million was for molds and tooling. Cash and cash equivalents increased by approximately $8.5 million during the nine months ended September 30, 2004.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. Forty million dollars of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At September 30, 2004, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On September 30, 2004, the Company had $165.0 million outstanding on this credit facility and was in compliance with all covenants.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt.  Additionally, the Company incurred $0.3 million of costs associated with the offering and these costs have been reflected as a reduction of stockholders' equity on the Company's condensed consolidated balance sheet at September 30, 2004.

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a credit facility to replace its previous credit facility. This credit facility was comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which were to mature on April 30, 2006. Thirty million dollars of the term loan had an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bore interest, at the Company's option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin was based on the Company's ratio of consolidated debt to consolidated EBITDA and varied between 0.75% and 1.75%. The facility was replaced with the September 2004 credit facility discussed above.

During the nine months ended September 30, 2004, the Company made total payments of $67.0 million on its lines of credit and $50.0 million on its term loans. At September 30, 2004, the Company had $19.0 million available on its line of credit.

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

Accrued Allowances. The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued for throughout the year, as sales are recorded. The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates. For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved. The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the target for the participating customer will not be reached, the Company will change the estimate for that customer as required. Certain Learning Curve branded products carry a lifetime product warranty and certain TFY branded products carry a satisfaction guarantee. Historical results of these product warranties have shown that they have had an immaterial impact on the Company. Based upon the historical results, appropriate allowances for product warranty claims are accrued throughout the year.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the Company may experience unanticipated difficulties in integrating its acquisition of The First Years; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent on timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations could increase the Company’s expenses; customers and consumers may not accept the Company's products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with its credit agreement and foreign currency exchange rate risk associated with its foreign operations.

Based on the Company's interest rate exposure on variable rate borrowings at September 30, 2004, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $104,167 per month and a five-percentage point increase would increase future interest expense by approximately $520,833 per month. The Company determined these amounts based on approximately $125.0 million of variable rate borrowings at September 30, 2004, multiplied by 1% and 5%, respectively, and divided by 12. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program

July 1, 2004 - July 31, 2004	-	$-	-	-
August 1, 2004 - August 31, 2004	25,956	$31.655	-	-
September 1, 2004 - September 30, 2004	-	$-	-	-
Total	25,956	$31.655	-	-

The shares reflected on the table above represent shares of the Company's common stock surrendered as payment for the exercise price of certain options exercised as well as to fund withholding taxes. The Company does not currently have a stock repurchase program in effect.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.3	Certificate of Ownership and Merger changing the Company's name to Racing Champions Ertl Corporation (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.4	Certificate of Ownership and Merger changing the Company's name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2003).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004 (File No. 0-22536) filed by the Company with the Securities and Exchange Commission on May 10, 2004).

10.1	Amended and Restated Credit Agreement, dated as of September 15, 2004, among RC2 Corporation, certain of its subsidiaries, Harris Trust and Savings Bank, as lender and agent, and the other lenders named therein (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated September 15, 2004 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on September 21, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

Dated this 9th day of November 2004.

RC2 CORPORATION

By  /s/ Curtis W. Stoelting
      Curtis W. Stoelting,
      Chief Executive Officer

By  /s/ Jody L. Taylor
Jody L. Taylor,
Chief Financial Officer and Secretary

