Form 10-K
period 2004-12-31
RC2 CORP
filed 2005-03-04
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x]  Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2004.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission file number 0-22635

RC2 Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4088307 (IRS Employer Identification No.)

1111 West 22nd Street, Suite 320, Oak Brook, Illinois (Address of principal executive offices)	60523 (Zip Code)

Registrant’s telephone number, including area code: 630-573-7200

Securities registered pursuant to Section 12(b) of the Exchange Act: Title of each class NA	Name of each exchange on which registered NA

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.01 Per Share (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  X    No  __

Aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2004 (the last business day of the Registrant’s most recently completed second quarter): $535,805,440. Shares of common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant’s common stock outstanding as of February 25, 2005:  20,480,886

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “RC2 Corporation” and the “Company” mean RC2 Corporation and its subsidiaries, unless the context indicates another meaning, and the term “common stock” means our common stock, par value $0.01 per share.

Special Note Regarding Forward-Looking Statements

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “hope,” “plan,” “potential,” “should,” “estimate,” “predict,” “continue,” “future,” “will,” “would” or the negative of these terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Our actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the caption “Risk Factors” in Item 1 of this report. We undertake no obligation to make any revisions to the forward-looking statements contained in this filing or to update them to reflect events or circumstances occurring after the date of this filing.

Part I

Item 1. Business

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles, hobby and infant care products that are targeted at consumers of all ages. Our infant and preschool products are marketed under our Learning Curve® family of brands which includes The First Years®, Eden® and Lamaze brands as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere and Sesame Street. We market our collectible and hobby products, including die-cast replicas, under a portfolio of brands including Racing Champions®, Ertl®, Ertl Collectibles®, American Muscle™, Johnny Lightning®, AMT®, Polar Lights®, Press Pass®, JoyRide®, JoyRide Studios®, Memory Lane™, and W. Britain®. We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific.

Our die-cast replicas are produced in various sizes such as 1:9, 1:18, 1:24 and 1:64 scales. The “scale” measures the size of the product in proportion to the car, truck, tractor or other item being replicated, and a larger scale results in a smaller replica. For example, a 1:24 scale vehicle replica is approximately eight inches long whereas a 1:64 scale vehicle replica is approximately three inches long. For additional information regarding the process of die-casting, see “Production - Die-Casting” on page 9.

Business Segments

The Company’s reportable segments are North America and International. The North America segment includes the United States, Canada and Mexico. The International segment includes non-North America markets. The discussion in this Form 10-K applies to all segments except where otherwise stated. For additional information on the Company’s segment reporting, including net sales, operating income and assets, see Note 5 to our consolidated financial statements included elsewhere herein.

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

On March 4, 2003, with an effective date of February 28, 2003, we acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through a merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of our common stock, including $12 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. Additional consideration of up to $6.5 million was contingent upon LCI product lines reaching certain sales and margin targets in 2003, but this contingent consideration was not payable because the targets were not met. LCI develops and markets a variety of high-quality, award-winning traditional children’s toys for every stage from birth through age eight. This transaction was accounted for under the purchase method of accounting, and accordingly, the operating results of LCI have been included in our consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with a credit facility (see Note 7 to the consolidated financial statements). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $39.8 million and $49.6 million has been recorded as goodwill in the accompanying consolidated balance sheets as of December 31, 2003 and 2004, respectively.

Twelve million dollars of the purchase price for Learning Curve was originally deposited in an escrow account to secure Learning Curve’s indemnification obligations under the merger agreement. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve’s representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve’s historical business. The Company may make indemnification claims against the escrow account until the later of March 31, 2005 or the 10th day following resolution of any tax audit or similar proceeding subject to potential indemnification under the merger agreement. The amount in escrow was reduced to $10 million in May 2003. During the quarter ended December 31, 2003, Learning Curve settled litigation involving Playwood Toys, Inc. and the settlement amount of $11.2 million was funded in part through a $10.1 million payment from the escrow account, which constituted all of the funds then in the escrow account. The Company was required to return a part of that amount to the escrow account based on the tax benefits realized by the Company relating to the settlement amount less other expenses relating to the litigation. On March 30, 2004, the Company made additional escrow claims of $295,908 relating primarily to alleged breaches of Learning Curve’s representations and warranties in the merger agreement. On August 31, 2004, the Company increased its additional escrow claims to $552,313. The Company and representatives of the former Learning Curve shareholders entered into a letter agreement, dated December 14, 2004, which resolved all of the Company’s pending escrow claims and required the Company to return $2,825,424 to the escrow account which is available for future claims under the terms of the escrow until the escrow account is closed. Learning Curve is currently subject to a tax audit which is subject to potential indemnification under the merger agreement, and as a result, the escrow account will not close before the 10th day following the resolution of this tax audit. In February 2005, the Company notified the representatives of the former Learning Curve shareholders of the tax audit and an additional indemnification claim.

On June 7, 2004, we acquired substantially all the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Closing consideration consisted of $17.0 million of cash (excluding transaction expenses) and 91,388 shares of the Company’s common stock. Additional cash consideration of up to $4.0 million may be earned in the transaction by Playing Mantis based on achieving net sales and margin targets for 2004 and net sales targets for 2005. The contingent consideration for 2004 was not payable because the net sales and margin targets were not met in 2004. Playing Mantis, which was based in Mishawaka, Indiana prior to the acquisition, designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands and collectible figures under the Memory Lane™ brand. Playing Mantis’ products are primarily sold at mass merchandising, hobby, craft, drug and grocery chains. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our consolidated statements of earnings since the effective date of the acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $14.1 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2004.

On September 15, 2004, the Company acquired The First Years Inc. (TFY) for approximately $156.1 million in cash (excluding transaction expenses). TFY, based in Avon, Massachusetts, is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Disney's Winnie the Pooh. TFY’s products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in the accompanying consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with the Company’s new credit facility (See Note 7 to the consolidated financial statements). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $97.6 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2004.

Products

With the acquisitions of Playing Mantis and TFY, we have revised our product categories to reflect our three product platforms: collectible products, children’s toys and infant products. This presentation is consistent with how we view our business. We provide a diverse offering of highly detailed, authentic replicas and stylized toys and infant products known for their quality workmanship. Our products currently retail from $0.96 to $599.99. We have successfully expanded our product offering and, by offering a wide range of products at varying price points, we believe our products appeal to a broad range of consumers. The following chart summarizes our current product categories:

Category	Key Licenses	Key Brands	Price Range

Collectible Products	Ford General Motors DaimlerChrysler NASCAR NHRA Discovery Channel Universal Studios John Deere Microsoft	Racing Champions Ertl Collectibles American Muscle Johnny Lightning Memory Lane JoyRide Studios JoyRide Press Pass	$0.99 - $129.99

Children’s Toys	HIT Entertainment John Deere	Thomas Wooden Railway Take Along Thomas Thomas Interactive Railway Bob the Builder Project: Build It Take Along Bob the Builder John Deere Kids Learning Curve	$1.99 - $599.99

Infant Products	Lamaze Disney Sesame Street	Lamaze Infant Development System The First Years Learning Curve	$0.96 - $199.00

Collectible Products. Our collectible products category consists of automotive, high performance and racing vehicle replicas, agricultural, construction and outdoor sports vehicle replicas, sports trading cards, apparel and souvenirs, and collectible figures. Products in this category include:

•
Racing Champions die-cast stock cars, trucks and team transporters representing a large number of the vehicles competing in the NASCAR Nextel Cup Series, NASCAR Busch Grand National Series and National Hot Rod Association (NHRA) Drag Racing Series;

•
Ertl Collectibles die-cast custom imprint cars and trucks, various scales of delivery trucks and tractor trailers and vintage and modern tractors, farm implements and construction vehicles of major original equipment manufacturers (OEMs) such as John Deere and Case New Holland;

•	Johnny Lightning and American Muscle collectible die-cast classic, high performance, entertainment-related and late model automobiles and trucks;

•	Orange County Chopper/American Chopper die-cast collectible replicas of custom motorcycles;

•	Memory Lane collectible figures, including figures from the Rudolph the Red-Nosed Reindeer television series; and

•	JoyRide Studios collectible figures of characters from popular video games.

We market our 1:64th scale die-cast replicas to consumers for purchase as either toys or collectibles. Our larger scaled, highly detailed die-cast replicas are primarily targeted to adult collectors. Collectors, by their nature, make multiple purchases of die-cast replicas because of their affinity for classic, high performance and late model cars, trucks, hot rods and tuners, vintage and modern tractors, farm implements, construction vehicles and all-terrain vehicles. Tuners are cars that are extensively modified by enthusiasts for performance and style.  These collectors value the authenticity of these replicas and the enjoyment of building their own unique collections. Our model kits are primarily 1:25th scale and are purchased by adult hobbyists who enjoy building and collecting a range of models. We also produce die-cast replicas, sports trading cards, apparel and souvenirs under licenses from a number of NASCAR and NHRA race teams.

In 2004, we expanded our collectible products category with the acquisition of Playing Mantis, the introduction of new product lines and the expansion of our existing product lines. We acquired the Johnny Lightning die-cast vehicle product line and the Memory Lane collectible figures product line with the acquisition of Playing Mantis in June 2004. We also introduced die-cast collectible replicas from Orange County Choppers as seen on the popular television series American Chopper. Under the JoyRide Studios product line, we introduced an all new series of authentic, detailed action figures to coincide with the introduction of the Xbox video game, Halo 2. Additionally, we expanded our existing product lines with approximately 240 new product releases during 2004.

In 2005, we will expand our Johnny Lightning and JoyRide vehicle replica product lines. For the first time, a series of 1:24th scale collectible vehicles will be introduced under the Johnny Lightning product line. These vehicles will feature die-cast bodies and chassis with opening hoods, factory paint schemes and customized details. We will also introduce die-cast replicas under the JoyRide collectible vehicle brand, including replicas of vehicles seen on the American Hot Rod television series, in RIDES Magazine and at Formula D drifting events. Formula D drifting events showcase vehicles that have the ability to drive sideways at high speeds and at extreme angels without losing control. Additionally, we will introduce die-cast replicas of the Dukes of Hazzard and Disney’s Herbie The Love Bug vehicles, as well as model kits of the Star Wars vehicles, in conjunction with the related movie releases in 2005.

Children’s Toys. This category includes product lines that are marketed to parents and grandparents of pre-school age children and infants. Products in this category include:

•	Thomas Wooden Railway, Take Along Thomas and Thomas Interactive Learning Railway, wooden and die-cast engines, vehicles, destinations and playsets marketed under our Learning Curve brand; and

•	John Deere farm, construction, ride-on and role-play activity toys.

In 2004, we introduced Thomas Interactive Learning Railway, which challenges children with different tasks and, upon completion of each task, rewards the child with a positive message. The Thomas Wooden Railway product line introduced Sights and Sounds Destinations, which includes interactive and multi-sensory features. Additionally, new episodes of the Thomas & Friends television series returned to PBS in the fall of 2004. The John Deere product lines were also expanded during 2004. The John Deere Full Throttle vehicle line was introduced and includes a full line of die-cast farming and construction concept machines. These concept machines are agricultural or construction highly-stylized fantasy vehicles.

In 2005, we will launch the Bob the Builder product line marketed under our Learning Curve brand. The Bob the Builder product line pairs classic construction play with all new and existing characters and will be offered for sale at retailers worldwide. The debut of this product line coincides with new episodes of the Bob the Builder television series which are scheduled to air on PBS and on other networks around the world in 2005. Additionally, under the John Deere product lines, we will introduce play sets that will extend the farm play experience, as well as a battery-powered John Deere Buck ATV. We will also introduce two new Thomas ride-ons, one foot-to-floor version and one battery-powered version.

Infant Products. This category includes a wide range of infant products including products related to feeding, care/safety and play. Products in this category include:

•	Lamaze Infant Development System, developmental infant toys geared toward three different stages of infant development marketed under our Learning Curve brand;

•	Lamaze Play and Grow, developmental infant toys geared towards all ages; and

•	The First Years, a full line of feeding, care/safety and play products for infants.

Upon the acquisition of TFY in September 2004, we expanded our branded product lines within the infant products category. The First Years product line offers a wide range of infant products, including feeding, care/safety and play products sold under The First Years brand and under various licenses, including Disney's Winnie the Pooh. Additionally during 2004, we introduced the Grow with Baby Collection under the Lamaze Infant Development System product line. Each Grow with Baby product provides developmental features for each of the three stages of infant development.

In 2005, we will expand the Lamaze Play and Grow line, as well as incorporate new features, such as lights and sounds, into some Lamaze products. Under The First Years brand, we will introduce a full line of Finding Nemo bath accessories, as well as Sesame Street Beginnings feeding and teething products which feature the Sesame Street baby characters. We are planning to introduce the Designer Baby product line which will be sold at selected retailers. The Designer Baby product line will include infant toys which will coordinate with infant nursery products that are designed for these selected retailers.

Licenses

We market a significant portion of our products with licenses from other parties. We have license agreements with automotive and truck manufacturers; agricultural, construction and outdoor sports vehicle and equipment manufacturers; major race sanctioning bodies; race team owners, sponsors and drivers; and entertainment, publishing and media companies. A significant element of our strategy depends on our ability to identify and obtain licenses for recognizable and respected brands and properties. Our licenses reinforce our brands and establish our products’ authenticity, credibility and quality with consumers, and in some cases, provide for new product development opportunities and expand distribution channels. Our licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. As of December 31, 2004, approximately 60% of our licenses required us to make minimum guaranteed royalty payments whether or not we meet specific sales targets. These minimum guarantees over the term of the license range up to $6.1 million. Total minimum guarantee expense in 2004 was $14.2 million. This expense includes actual amounts earned under the minimum guarantee, as well as expense related to the Playing Mantis and TFY acquisitions in 2004. We have over 700 license agreements, with terms generally of one to three years.

We do not expect renewal of our licenses with Hendrick Motorsports for racing vehicle replicas, apparel and souvenirs for its NASCAR Nextel Cup drivers, including Jimmie Johnson. These licenses expire during 2005. In 2005, we expect that our net sales related to these expiring licenses with Hendrick Motorsports will be approximately $1.7 million.

Channels of Distribution

Our products are available through more than 25,000 retail outlets located in North America, Europe, Australia and Asia Pacific. We market our products through multiple channels of distribution in order to maximize our sales opportunities for our broad product offering. Products with lower price points are generally sold in chain retailer channels while products with more detailed features and higher prices are typically sold in hobby, collector and independent toy stores and through wholesalers and OEM dealers. We believe we have a leading position in multiple distribution channels and that this position enhances our ability to secure additional licenses, extends the reach of our products to consumers and mitigates the risk of concentration by channel or customer.

Chain Retailers. Our products marketed through this channel are targeted predominately at price conscious end-users. As a result, the majority of our products marketed through this channel are designed to span lower price points and generally retail for less than $30. Customers included in this channel have more than 10 retail locations and can include a wide range of retailers such as book, farm and ranch, automotive and craft/hobby stores, as well as the national discount retailers. Key customers in our chain retailer channel include Wal-Mart, Target, Toys “R” Us/Babies “R” Us, Tractor Supply Company, Kmart and Michaels Stores, Inc. Sales in 2004 to chain retailers were 52.3% of our total net sales.

Specialty and Hobby Wholesalers and Retailers. We sell many of the products available at chain retailers as well as higher priced products with special features to specialty and hobby wholesalers and retailers which comprised 30.6% of our net sales in 2004. We reach these customers directly through our internal telesales group and business-to-business website located at www.myRC2.com and through specialty toy representatives and collectible and toy trade shows. Key customers in our specialty and hobby wholesaler and retailer channel include Learning Express, Great Planes Model Manufacturing Company, Excell Marketing, L.C., Beckett & Associates and Master Toy & Novelties, Inc.

OEM Dealers. We often sell licensed products to the licensing OEM’s dealer network. OEM licensing partners benefit from our OEM dealer sales through the opportunity to receive royalties from additional product sales through the OEM’s dealer network. We often provide OEM dealers with a short-term exclusivity period where the OEM dealers have the opportunity to purchase new products for a short period (generally 90 to 360 days) before the products become available through other distribution channels. Key customers in our OEM dealer channel include John Deere, Case New Holland and Polaris. Sales in 2004 to OEM dealers were 9.9% of our net sales.

Corporate Promotional Accounts. We believe we have the top position in North America in the die-cast vehicle corporate promotional channel. Corporate promotional products allow a company to promote its products, reinforce its brands and reward employees and customers. In this channel, we can cost-effectively accommodate both large-unit orders and lower-unit orders due to our extensive tooling library, our flexible, dedicated suppliers and the nature of our operations. This gives us a competitive advantage over our larger competitors because it allows our product sourcing to be flexible enough to accommodate small production runs. Key customers in our corporate promotional channel include Matco Tools and Texaco. Corporate promotional accounts comprised 4.8% of our net sales in 2004.

Direct to Consumers. In 2004, we made certain products available for direct sales to consumers through track-side event sales concessions, company stores, a business-to-consumer website located at www.diecastexpress.com and a strategic alliance with the Bradford Exchange Group, a top direct marketing company. In 2005, we have discontinued our trackside distribution. Individual products sold directly to consumers sell at prices similar to those found at retailers, hobby stores and dealers and constituted 2.4% of our net sales in 2004.

Trademarks

We have registered several trademarks with the U.S. Patent and Trademark Office, including the trademarks Racing Champions®, Ertl®, Press Pass®, Learning Curve®, Johnny Lightning®, Polar Lights® and The First Years®. A number of these trademarks are also registered in foreign countries. We believe our trademarks hold significant value, and we plan to build additional value through increased consumer awareness of our many other trade names and trademarks.

Sales and Marketing

Our sales organization consists of an internal sales force and external sales representative organizations. Our internal sales force provides direct customer contact with nearly all of our retail chain and key wholesale accounts. A number of accounts are designated as “house accounts” and are handled exclusively by our internal sales staff. Our inside sales and customer service groups use telephone calls, mailings, faxes and e-mails to directly contact OEM dealers and smaller volume customers such as collector, hobby, specialty and independent toy stores.

Our internal sales force is supplemented by external sales representative organizations. These external sales representative organizations provide more frequent customer contact and solicitation of the national, regional and specialty retailers and supported 30.7% of our net sales in 2004. External sales representatives generally earn commissions of 1% to 15% of the net sales price from their accounts. Their commissions are unaffected by the involvement of our internal sales force with a customer or sale.

At the end of 2003, we re-launched our business-to-business website under a new name, www.myRC2.com. This website, targeted at smaller volume accounts, allows qualified customers to view new product offerings, place orders, check open order shipping status and review past orders. We believe that www.myRC2.com leverages our internal sales force, inside sales group and customer service group by providing customers with greater information access and more convenient ordering capability.

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

•
Co-op Advertising. We work closely with retail chains to plan and execute ongoing retailer-driven promotions and advertising. The programs usually involve promotion of our products in retail customers’ print circulars, mailings and catalogs, and sometimes include placing our products in high-traffic locations within retail stores.

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

Competition

We compete with several large domestic and foreign companies, such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers and with other producers of collectibles, toys and infant products. Competition in the distribution of our products is intense, and the principal methods of competition consist of product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements for existing and new products to be sold through specific distribution channels or retail outlets. We believe that our competitive strengths include our knowledge of the markets we serve, our ability to bring products to market rapidly and efficiently, our dedicated and integrated suppliers, our multiple channels of distribution, our well-known brands supported by respected licenses, our diversified product categories and our established and loyal customer base. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we have.

Production

We believe we are an industry leader in bringing new products to market rapidly and efficiently. Our integrated design and engineering expertise, extensive library of product designs, molds and tools and dedicated suppliers enable us to be first to market with many innovative products.

Far East Product Sourcing. We have operations in Kowloon, Hong Kong and in the RC2 Industrial Zone in Dongguan City, China and employ 184 people in Hong Kong and China who oversee the sourcing of the majority of our products. This group assists our suppliers in sourcing raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilities third-party safety testing and coordinates the delivery of shipments for export from China.

Far East Production. All of our products are manufactured in China, except for certain plastic ride-ons, certain infant products, sports trading cards and certain apparel and souvenirs. Our China-based product sourcing accounted for approximately 84.1% of our total product purchases in 2004. We primarily use six third-party, dedicated suppliers who manufacture only our products in eight factories, four of which are located in the RC2 Industrial Zone. The RC2 Industrial Zone is the name of a factory complex developed in 1997 and located in Dongguan City, China (approximately 50 miles from Hong Kong) where four of our third-party, dedicated suppliers operate freestanding factory facilities. These six third-party, dedicated suppliers produced approximately 59.6% of our China-based product purchases in 2004. In order to supplement our third-party, dedicated suppliers, we use approximately fifteen other suppliers in China. All products are manufactured to our specifications using molds and tooling that we own. These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production. We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers. Most of our suppliers have been supplying us for more than five years. We use only purchase orders and not long-term contracts with our foreign suppliers.

Die-Casting. All of our die-cast products are manufactured in China. Die-casting for our products involves the use of custom molds to shape melted zinc alloy into our die-cast products. Our suppliers purchase zinc alloy and conduct the die-cast manufacturing process at their facilities.

Domestic Production. The production of certain plastic ride-ons, certain infant products, sports trading cards and certain apparel and souvenirs is completed primarily by U.S.-based suppliers. We create the product design and specifications and coordinate the manufacturing activities. We generally prefer to coordinate the production of these products through a limited number of suppliers and believe that a number of alternate suppliers are available.

Tooling. To create new products, we continuously invest in new tooling. These tooling expenditures represent the majority of our capital expenditures. Depending on the size and complexity of the product, the cost of tooling a product generally ranges from $3,000 to $250,000. For many of our products, we eliminate significant tooling time by utilizing our extensive tooling library of more than 25,000 tools. We own all of our tools and provide them to our suppliers during production. Tools are returned to us when a product is no longer in production and are stored for future use.

Product Safety. Our products are designed, manufactured, packaged and labeled to conform with all safety requirements under U.S. federal and other applicable laws and regulations, industry developed voluntary standards and product specific standards, and are periodically reviewed and approved by independent safety testing laboratories. We carry product liability insurance coverage with a limit of over $50 million per occurrence.

Logistics. Our customers purchase our products either in the United States, United Kingdom, Australia, Canada or Germany or directly from China. We own distribution facilities in Dyersville, Iowa and Avon, Massachusetts, lease distribution facilities in Bolingbrook and Rochelle, Illinois, Mishawaka, Indiana, and Australia, and use independent warehouses in California, Canada, the United Kingdom and Germany.

Seasonality

We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 63.4% of our net sales for the three years ended December 31, 2004, were generated in the second half of the year, with September, October and November being the largest shipping months. As a result, consistent with industry practices, our investment in working capital, mainly inventory and accounts receivable, is highest during the third and fourth quarters and lowest during the first quarter.

Customers

We derive a significant portion of our sales from some of the world’s largest retailers and OEM dealers. Our top five customers accounted for 35.3%, 38.0% and 37.9% of total net sales in 2002, 2003 and 2004, respectively. Toys “R” Us/Babies “R” Us, our largest customer, accounted for 10.5% of total net sales in 2004. Other than Toys “R” Us/Babies “R” Us, no customer accounted for more than 10% of our total net sales in 2004. Other than Wal-Mart, no customer accounted for more than 10% of our total net sales in 2003. Other than the John Deere dealer network and Wal-Mart, no customer accounted for more than 10% of total net sales in 2002. Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers.

Employees

As of December 31, 2004, we had 742 employees, 41 of whom were employed part-time. We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within RC2 Corporation. A collective bargaining agreement covers 75 of our employees, all of whom work in the distribution facility in Dyersville, Iowa. We consider our employee relations to be good. Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

Available Information

We maintain our corporate website at www.rc2corp.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the Commission), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information on our website is not part of this report. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.

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

Our net sales and profitability depend on our ability to continue to conceive, design and market products that appeal to consumers.

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

We market a significant portion of our products with licenses from other parties. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on a nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability. For example, we do not expect renewal of our licenses with Hendrick Motorsports for racing vehicle replicas, apparel and souvenirs for its NASCAR Nextel Cup drivers, including Jimmie Johnson. These licenses expire during 2005. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers and with other producers of collectibles, toys and infant products. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the collectible, toy and infant product industries have limited barriers to entry. We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths. We acquired Learning Curve International, Inc. effective February 28, 2003, Playing Mantis, Inc. effective June 1, 2004 and The First Years Inc. effective September 15, 2004. The integration of acquired companies and their operations into our operations involves a number of risks including:

•	the acquired business may experience losses which could adversely affect our profitability;

•	unanticipated costs relating to the integration of acquired businesses may increase our expenses;

•	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;

•	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;

•	difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;

•	diversion of management’s attention could impair their ability to effectively manage our business operations; and

•	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

Additionally, to finance our strategic acquisitions, we have borrowed funds under our credit facility and we may borrow additional funds to complete future acquisitions. This debt leverage could adversely affect our profit margins and limit our ability to capitalize on future business opportunities. A portion of this debt is also subject to fluctuations in interest rates.

Management has not yet evaluated the internal control over financial reporting of TFY and its subsequent evaluation of such internal control may find material weaknesses that may affect the Company’s financial reporting with respect to TFY for the year ended December 31, 2004.

In reliance on guidance from the Commission, management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2004 in Item 9A of this report did not include TFY, a material business acquired by the Company on September 15, 2004. Although effective January 1, 2005, TFY’s internal controls were fully integrated with the Company’s internal control framework, management has not yet conducted any testing of TFY’s internal controls. In connection with management’s evaluation of internal control over financial reporting as of December 31, 2005, testing of the effectiveness of TFY’s internal controls will occur which may find material weaknesses or significant deficiencies that may affect the Company’s financial reporting with respect to TFY for the year ended December 31, 2004. The Company cannot make any assurance as to the effectiveness of TFY’s internal controls as of December 31, 2004.

We depend on the continuing willingness of chain retailers to purchase and provide shelf space for our products.

In 2004, we sold 52.3% of our products to chain retailers. Our success depends upon the continuing willingness of these retailers to purchase and provide shelf space for our products. We do not have long-term contracts with our customers. In addition, our access to shelf space at retailers may be reduced by store closings, consolidation among these retailers and competition from other products. An adverse change in our relationship with or the financial viability of one or more of our customers could reduce our net sales and profitability.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers. Our profitability may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell. We only maintain credit insurance for some of our major customers and the amount of this insurance generally does not cover the total amount of the accounts receivable. At December 31, 2003 and 2004, our credit insurance covered approximately 10.6% and 8.4%, respectively, of our total gross accounts receivable. Insurance coverage for future sales is subject to reduction or cancellation.

We rely on a limited number of foreign suppliers in China to manufacture a majority of our products.

We rely on six third-party, dedicated suppliers in China to manufacture a majority of our products in eight factories, four of which are located in close proximity to each other in the RC2 Industrial Zone manufacturing complex in China. Our China-based product sourcing accounted for approximately 84.1% of our total product purchases in 2004. The six third-party, dedicated suppliers who manufacture only our products accounted for approximately 59.6% of our China-based product purchases in 2004. We have only purchase orders, not long-term contracts with our foreign suppliers. Because we rely on these suppliers for flexible production and have integrated these suppliers with our development and engineering teams, if these suppliers do not continue to manufacture our products exclusively, our product sourcing would be adversely affected. Difficulties encountered by these suppliers such as a fire, accident, natural disaster or an outbreak of severe acute respiratory syndrome (SARS) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. Any of these risks could increase our expenses or reduce our net sales.

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

Our net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars, Euros or Canadian dollars. Our purchases of finished goods from Chinese manufacturers are denominated in Hong Kong dollars. Expenses for these manufacturers are denominated in Chinese Renminbi. As a result, any material increase in the value of the Hong Kong dollar or the Renminbi relative to the U.S. dollar or the U.K. pound would increase our expenses and therefore could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States. Historically, we have not hedged our foreign currency risk.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to the risks including:

•	economic and political instability;

•	restrictive actions by foreign governments;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

•	changes in import duties or import or export restrictions;

•	timely shipping of product and unloading of product through West Coast ports, as well as timely rail/truck delivery to the Company’s warehouse and/or a customer’s warehouse;

•	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes; and

•	complications in complying with trade and foreign tax laws.

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

Because we sell collectibles, toys and infant products to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage and we may incur significant costs in complying with recall requirements. In addition, substantially all of our licenses give the licensor the right to terminate if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.

Trademark infringement or other intellectual property claims relating to our products could increase our costs.

Our industry is characterized by frequent litigation regarding trademark and patent infringement and other intellectual property rights. We are and have been a defendant in trademark and patent infringement claims and claims of breach of license from time to time, and we may continue to be subject to such claims in the future. The defense of intellectual property litigation is both costly and disruptive of the time and resources of our management even if the claim is without merit. We also may be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

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

Sales of our products are seasonal. Historically, our net sales and profitability have peaked in the third and fourth quarters due to the holiday season buying patterns. Seasonal variations in operating results may cause us to increase our debt levels and interest expense in the second and third quarters and may tend to depress our stock price during the first and second quarters.

The trading price of our common stock has been volatile and investors in our common stock may experience substantial losses.

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

A securities class action lawsuit was filed against us in 2000 following a decline in the trading price of our common stock from $17.00 per share on June 21, 1999 to $6.50 per share on June 28, 1999. We settled this lawsuit in 2002 with a $1.8 million payment, covered by insurance, after incurring legal costs of $1.0 million that were not covered by insurance. Future volatility in the price of our common stock may result in additional securities class action lawsuits against us, which may require that we pay substantial damages or settlement costs in excess of our insurance coverage and incur substantial legal costs, and which may divert management’s attention and resources from our business.

A limited number of our shareholders can exert significant influence over us.

As of February 25, 2005, our executive officers and directors collectively beneficially owned 12.5% of the outstanding shares of our common stock. This share ownership would permit these stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Various restrictions in our charter documents, Delaware law and our credit agreement could prevent or delay a change in control of us which is not supported by our board of directors.

We are subject to a number of provisions in our charter documents, Delaware law and our credit agreement that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These anti-takeover provisions include:

•	advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings;

•
covenants in our credit agreement restricting mergers, asset sales and similar transactions and a provision in our credit agreement that triggers an event of default upon the acquisition by a person or group of persons of beneficial ownership of 33 1/3% or more of our outstanding common stock; and

•	the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

Section 203 of the Delaware General Corporation Law prohibits a merger, consolidation, asset sale or other similar business combination between RC2 and any stockholder of 15% or more of our voting stock for a period of three years after the stockholder acquires 15% or more of our voting stock, unless (1) the transaction is approved by our board of directors before the stockholder acquires 15% or more of our voting stock, (2) upon completion of the transaction the stockholder owns at least 85% of our voting stock outstanding at the commencement of the transaction, or (3) the transaction is approved by our board of directors and the holders of 66 2/3% of our voting stock excluding shares of our voting stock owned by the stockholder.

Item 2. Properties

As of December 31, 2004, our facilities were as follows:

Description	Square Feet	Location	Lease Expiration
Corporate headquarters	27,050	Oak Brook, IL	April 2013
RC2 Brands, Inc. warehouse (1)	325,144	Bolingbrook, IL	August 2011
RC2 Brands, Inc. warehouse	400,000	Rochelle, IL	November 2019
RC2 Brands, Inc. office (2)	15,309	Chicago, IL	May 2007
RC2 Brands, Inc. office and warehouse	368,000	Dyersville, IA	Owned
RC2 Brands, Inc. warehouse (3)	166,000	Dyersville, IA	Owned
RC2 Brands, Inc. office and warehouse (4)	37,750	Mishawaka, IN	June 2005
RC2 Brands, Inc. office and warehouse (5)	127,000	Avon, MA	Owned
RC2 Brands, Inc. office	2,755	Bentonville, AK	October 2005
RC2 Brands, Inc. office	106	Kansas City, MO	May 2007
RC2 Brands, Inc. office	288	Danbury, CT	March 2005
RC2 Brands, Inc. office (4)	793	Lake Forest, CA	February 2005
RC2 Brands, Inc. showroom	9,240	New York, NY	April 2009
RC2 Brands, Inc. office	1,670	New York, NY	December 2004
RC2 Brands, Inc. company store	5,500	Oak Brook Terrace, IL	July 2010
RC2 South, Inc. office	6,864	Charlotte, NC	April 2007
Green’s Racing Souvenirs, Inc. office (6)	814	South Boston, VA	Month-to-month
Hong Kong office	10,296	Kowloon, Hong Kong	July 2006
RC2 Industrial Zone office, warehouse, quarters and storage	99,186	Dongguan City, China	March 2006
Racing Champions International Limited office	5,419	Exeter, United Kingdom	October 2013
Racing Champions International Limited office (4)	1,269	Glouscester, United Kingdom	March 2005
Racing Champions International Limited showroom	987	Northhampton, United Kingdom	December 2005
RC2 Canada Corporation office	2,220	New Market, Ontario	March 2007
RC2 Canada Corporation warehouse (7)	47,000	Concord, Ontario	May 2010
Learning Curve Deutschland GmbH office (8)	2,067	Mannheim, Germany	March 2005
RC2 Australia, Pty. Ltd. office and warehouse (9)	22,000	Springvale, Victoria, Australia	November 2006

(1)
We expect to vacate our facility in Bolingbrook, IL by the end of the first quarter of 2005, as we occupied the Rochelle, IL warehouse beginning in December 2004. The Bolingbrook lease will be assumed by our Rochelle, IL lessor upon our vacating the facility.

(2)	As of April 2004, the Chicago office is no longer being used in our operations. The space is currently being offered for sublease.
(3)	38,000 square feet of the Dyersville, IA warehouse has been sublet and is not being used in our operations.
(4)	This facility is currently not being used in our operations. We will allow the lease to expire.
(5)	The Avon, MA office and warehouse is being offered for sale. The office will be relocating to another facility when the sale is complete.
(6)	As of November 30, 2004, the South Boston, VA office has been extended on a month-to-month basis.
(7)	As of January 1, 2004, the Canadian warehouse was no longer being used in our operations and has been subsequently sublet. Canadian distribution is now fulfilled from the Dyersville, IA, warehouse.
(8)
In January 2005, we entered into a lease agreement for a 2,621 square foot office facility in Marsdof, Germany, and the Mannheim, Germany office was relocated to this facility at that time. We will allow the Mannheim, Germany lease to expire.

(9)
We have entered into a lease agreement for a 49,127 square foot warehouse and office facility in Mount Waverly, Victoria, Australia which we occupied beginning in January 2005. At that time, we vacated our facility in Springvale, Victoria, Australia and the facility is being offered for sublease.

Item 3. Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq National Market under the symbol “RCRC.” The following table sets forth the high and low closing sales prices for our common stock as reported by Nasdaq for the periods indicated.

2003:	High	Low
First Quarter	$15.63	$10.99
Second Quarter	$18.70	$14.64
Third Quarter	$20.32	$15.26
Fourth Quarter	$22.43	$19.64

2004:	High	Low
First Quarter	$28.18	$20.75
Second Quarter	$35.54	$25.47
Third Quarter	$35.31	$29.86
Fourth Quarter	$34.13	$27.23

As of December 31, 2004, there were approximately 140 holders of record of our common stock. We believe the number of beneficial owners of our common stock on that date was substantially greater.

We have not paid any cash dividends on our common stock. We intend to retain any earnings for use in operations, to repay indebtedness and for expansion of our business, and therefore, do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement prohibits the Company from declaring or paying any dividends on any class or series of our capital stock. This prohibition will apply as long as any credit is available or outstanding under the credit agreement that currently has a maturity date of September 14, 2008.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements and the notes to those statements and with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20. The consolidated statements of earnings for the years ended December 31, 2002, 2003 and 2004, and the consolidated balance sheet data as of December 31, 2003 and 2004, are derived from our audited consolidated financial statements included elsewhere herein. The consolidated statements of earnings for the years ended December 31, 2000 and 2001, and the consolidated balance sheet data as of December 31, 2000, 2001 and 2002, are derived from our audited consolidated financial statements which are not included herein. Certain reclassifications provided in our accompanying consolidated statements of earnings for 2001, 2002, 2003 and 2004 have not been presented for the year ended December 31, 2000, as this information was not available.

	Year Ended December 31,
	2000	2001	2002	2003	2004
Consolidated Statements of Earnings:	(In thousands, except per share data)
Net sales	$214,806	$204,661	$214,925	$310,946	$381,425
Cost of sales (1)	116,328	99,481	102,763	148,908	193,497
Gross profit	98,478	105,180	112,162	162,038	187,928
Selling, general and administrative expenses (1) (2)	71,636	69,266	70,238	104,467	126,265
Impairment of intangible assets	—	—	—	327	4,318
Amortization of goodwill and intangible assets	3,795	3,376	—	30	94
Operating income	23,047	32,538	41,924	57,214	57,251
Interest expense, net	11,375	6,470	1,835	3,477	4,063
Other (income) expense	662	277	(603)	(145)	(508)
Income before income taxes	11,010	25,791	40,692	53,882	53,696
Income tax expense	5,120	10,668	15,947	15,465	19,718
Net income	$5,890	$15,123	$24,745	$38,417	$33,978
Net income per share:
Basic	$0.40	$1.03	$1.55	$2.25	$1.82
Diluted	$0.39	$1.00	$1.47	$2.12	$1.72
Weighted average shares outstanding:
Basic	14,827	14,663	15,981	17,060	18,687
Diluted	15,085	15,159	16,829	18,105	19,761

	As of December 31,
	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data:
Working capital	$38,955	$26,392	$49,540	$70,471	$112,931
Total assets	251,907	235,523	236,287	381,829	585,748
Total debt	97,000	62,000	8,000	85,000	131,250
Total stockholders’ equity	$104,196	$118,099	$170,881	$225,299	$346,762

(1)	Depreciation expense was approximately $9.6 million, $9.2 million, $9.1 million, $12.0 million and $15.3 million for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.
(2)
Selling, general and administrative expenses for 2000 include a charge of $2.5 million related to minimum guaranteed royalty payments on NASCAR-related licensing agreements, which exceeded royalties earned on product sales.

General Note: Results for 2003 include the results of LCI from March 1, 2003. Results for 2004 include the results of Playing Mantis from June 1, 2004 and TFY from September 16, 2004. As these acquisitions were accounted for using the purchase method, periods prior to the acquisition effective dates do not include any results for LCI, Playing Mantis or TFY.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles, hobby and infant care products that are targeted to consumers of all ages. We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific. Our product categories include (i) collectible products; (ii) children’s toys; and (iii) infant products. We market virtually all of our products under licenses from other parties, and we are currently a party to over 700 license agreements.

The First Years Acquisition. On September 15, 2004, we acquired The First Years Inc. (TFY). TFY is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Disney's Winnie the Pooh. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in our consolidated statements of earnings since the effective date of the acquisition.

Playing Mantis Acquisition. On June 7, 2004, we acquired substantially all the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Playing Mantis designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands and collectible figures under the Memory Lane™ brand. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our consolidated statements of earnings since the effective date of the acquisition.

Learning Curve Acquisition. On March 4, 2003, with an effective date of February 28, 2003, we acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve. LCI develops and markets a variety of high-quality, award-winning children’s and infant toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in our consolidated statements of earnings since the effective date of the acquisition.

Integration Initiatives. During 2004, we focused on integrating our Playing Mantis and TFY acquisitions. As of December 31, 2004, Playing Mantis was fully integrated. During 2005, we will continue to focus our efforts on integrating TFY with numerous initiatives to achieve synergies and cost savings, including payroll, systems development and maintenance, corporate and administrative, and sales and marketing expenses. We expect to realize over $10 million in cost savings in 2005 and we also expect that the cumulative cost savings realized in the 24 months after the acquisitions will approximate $13 to $15 million.

Sales. Our sales are primarily derived from the sale of collectible, toy and infant products and are recognized upon transfer of title of product to our customers. We market our products through a variety of distribution channels, including chain retailers, specialty and hobby wholesalers and retailers, OEM dealers, corporate promotional accounts and direct to consumers. For the years ended December 31, 2002, 2003 and 2004, sales to chain retailers comprised 37.5%, 48.8% and 52.3%, respectively, of our net sales.

Our products are marketed and distributed in North America, Europe, Australia and Asia Pacific. International sales constituted 8.3%, 14.9% and 13.3% of our net sales for the years ended December 31, 2002, 2003 and 2004, respectively. We expect international sales to increase over the next several years as we expand our geographic reach. Our net sales have not been materially impacted by foreign currency fluctuations.

We derive a significant portion of our sales from some of the world’s largest retailers and OEM dealers. Our top five customers accounted for 35.3%, 38.0% and 37.9% of our net sales in 2002, 2003 and 2004, respectively. Toys “R” Us/Babies “R” Us, our largest customer, accounted for 10.5% of total net sales in 2004. Wal-Mart accounted for 11.7% and 10.8% of total net sales in 2002 and 2003, respectively. The John Deere dealer network accounted for 14.9% of total net sales in 2002. Other than Wal-Mart and the John Deere dealer network, no customer accounted for more than 10% of our total net sales in 2002. In 2003, other than Wal-Mart, no customer accounted for more than 10% of our total net sales. In 2004, other than Toys “R” Us/Babies “R” Us, no customer accounted for more than 10% of our total net sales.

We provide certain customers the option to take delivery of our products either in the United States, United Kingdom, Australia, Canada or Germany with credit terms generally ranging from 30 to 90 days or directly in China with payment made by irrevocable letter of credit or wire transfer. We generally grant price discounts of 15.0% to 25.0% on direct sales from China resulting in lower gross margins. However, shipments direct from China lower our distribution and administrative costs, so we believe that our operating income margin is comparable for products delivered in China versus products shipped in the United States, United Kingdom, Australia, Canada or Germany. For the years ended December 31, 2002, 2003 and 2004, direct sales from China constituted 11.0%, 9.6% and 13.0%, respectively, of our net sales.

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

Expenses. Our products are manufactured by third-parties, principally located in China. Cost of sales primarily consists of purchases of finished products, which accounted for 80.1%, 80.4% and 84.1% of our cost of sales in 2002, 2003 and 2004, respectively. The remainder of our cost of sales primarily includes tooling depreciation, freight-in from suppliers and concept and design expenses. Substantially all of our purchases of finished products from the Far East are denominated in Hong Kong dollars, and therefore, subject to currency fluctuations. Historically, we have not incurred substantial exposure due to currency fluctuations because the Hong Kong government has maintained a policy of linking the Hong Kong dollar and U.S. dollar since 1983. A future increase in the value of the Hong Kong dollar relative to the U.S. dollar may increase our cost of sales and decrease our gross margins.

Additionally, if our suppliers experience increased raw materials, labor or other costs and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease.

Our quarterly gross margins can also be affected by the mix of product that is shipped during each quarter. While all of our product categories approximated a similar gross margin prior to 2004, individual product lines within a category carried gross margins that varied significantly and caused quarterly fluctuations, based on the timing of individual shipments throughout the year. Prior to 2004, our gross margins on an annual basis historically fell within the general range of 51% to 53%. However, due to the 2004 acquisition of TFY, which has higher sales of non-licensed products that carry lower selling prices and gross margins than the Company has had historically, we anticipate our annual gross margins will now fall in the range of 47% to 51%.

Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing expenses, freight-out to customers and sales commissions. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. In 2004, aggregate royalties by product ranged from approximately 1% to 27% of our net sales price. Royalty expense was approximately 8.7%, 8.5% and 8.4% of our net sales for the years ended December 31, 2002, 2003 and 2004, respectively. Sales commissions ranged from approximately 1% to 15% of the net sales price and are paid quarterly to our external sales representative organizations. Sales subject to commissions represented 35.2%, 31.2% and 30.7% of our net sales for the years ended December 31, 2002, 2003 and 2004, respectively. Sales commission expense was 1.6% of our net sales for the years ended December 31, 2002, 2003 and 2004.

Seasonality. We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high customer demand for our products during the year-end holiday season. Approximately, 63.4% of our net sales for the three years ended December 31, 2004, were generated in the second half of the year. As a result, our investment in working capital, mainly inventory and accounts receivable, is generally highest during the third and fourth quarters and lowest during the first quarter.

Results of Operations

	Year Ended December 31,
	2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except per share data)
Net sales	$214,925	100.0%	$310,946	100.0%	$381,425	100.0%
Cost of sales	102,763	47.8	148,908	47.9	193,497	50.7
Gross profit	112,162	52.2	162,038	52.1	187,928	49.3
Selling, general and administrative expenses	70,238	32.7	104,467	33.6	126,265	33.1
Impairment of intangible assets	—	—	327	0.1	4,318	1.1
Amortization of intangible assets	—	—	30	—	94	—
Operating income	41,924	19.5	57,214	18.4	57,251	15.1
Interest expense, net	1,835	0.9	3,477	1.1	4,063	1.1
Other income	(603)	(0.3)	(145)	(0.1)	(508)	(0.1)
Income before income taxes	40,692	18.9	53,882	17.4	53,696	14.1
Income tax expense	15,947	7.4	15,465	5.0	19,718	5.2
Net income	$24,745	11.5%	$38,417	12.4%	$33,978	8.9%

Net income per share:
Basic	$1.55		$2.25		$1.82
Diluted	$1.47		$2.12		$1.72
Weighted average shares outstanding:
Basic	15,981		17,060		18,687
Diluted	16,829		18,105		19,761

Operating Highlights

Net sales for the year ended December 31, 2004, increased approximately 22.7% primarily due to the addition of LCI for the entire year of 2004 compared with only ten months of 2003, as well as the additions of Playing Mantis and TFY as of the respective effective dates of closing such acquisitions in 2004. Gross margins decreased to 49.3% for 2004 from 52.1% for 2003 primarily due to higher product and freight costs, as well as a less favorable product mix. Selling, general and administrative expenses as a percentage of net sales decreased to 33.1% for 2004 from 33.6% for 2003. Operating income increased to $57.3 million for 2004 from $57.2 million for 2003, although, as a percentage of net sales, operating income decreased to 15.0% for 2004 from 18.4% for 2003.

Results for 2004 were negatively impacted by the Company’s decision to discontinue certain low-performing product lines as well as its distribution at NASCAR trackside sales events. In 2004, the Company recorded a non-cash impairment charge of approximately $2.7 million, net of estimated income tax benefits, to write-off intangible license and trademark assets recorded at the time of the Learning Curve acquisition. In addition, charges to write-off undepreciated tooling costs and fixed assets and to provide inventory and royalty reserves related to the discontinued product lines and trackside sales distribution totaled approximately $2.7 million, net of income tax benefits. The Company also recorded an adjustment to income tax provision of approximately $598,000 in 2004. The combined impact of these charges on the Company’s diluted earnings per share was approximately $0.30 for the year ended December 31, 2004. Net income per diluted share for the year ended December 31, 2003 was positively impacted by $0.19 per diluted share as a result of a reduction in the income tax provision.

Results for 2004 include Playing Mantis from June 1, 2004 and TFY from September 16, 2004. Results for 2003 include LCI from March 1, 2003.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Net Sales. Net sales increased $70.5 million, or 22.7%, to $381.4 million for 2004 from $310.9 million for 2003. The increase was primarily attributable to the addition of the Learning Curve business for the entire year of 2004 compared with only ten months in 2003, as well as the additions of Playing Mantis and TFY as of the respective effective dates of closing such acquisitions in 2004. Net sales increases occurred in our children’s toys and infant products categories, but were partially offset by a decrease in our collectible products category.

Net sales in our children’s toys category increased 29.3% primarily due to strong sales in our Thomas & Friends and John Deere ride-on and toy vehicle product lines. Net sales in our infant products category increased 218.8% primarily due to the TFY acquisition and growth from Learning Curve’s Lamaze product line. Net sales in our collectible products category decreased 5.2% primarily due to the continued softness in the vehicle replica product lines, including The Fast and The Furious and NASCAR product lines, slightly offset by the Playing Mantis acquisition and the positive results from the new American Chopper/Orange County Chopper product line.

Net sales for the 2004 year excluding the Playing Mantis and TFY acquisitions increased by approximately 1.4% versus pro forma consolidated net sales for the year ended December 31, 2003. The pro forma consolidated net sales for 2003 assume that the Learning Curve acquisition occurred as of January 1, 2003.

Gross profit. Gross profit increased $25.9 million, or 16.0%, to $187.9 million for 2004 from $162.0 million for 2003. The gross profit margin (as a percentage of sales) decreased to 49.3% for 2004 from 52.1% for 2003 primarily due to increased product and freight costs, a less favorable product mix, the charges related to the write-off of undepreciated tooling and to provide for inventory related to the discontinued product lines and trackside distribution, and the impact of sales from Playing Mantis and TFY which generally carry lower gross profit margins than historical RC2 products. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $21.8 million, or 20.9%, to $126.3 million for 2004 from $104.5 million for 2003. The increase in selling, general and administrative expenses was primarily driven by the inclusion of the Playing Mantis and TFY acquisitions which have not yet been fully impacted by integration cost savings, as well as the establishment of royalty reserves related to discontinued products. As a percentage of net sales, selling, general and administrative expenses decreased to 33.1% for 2004 from 33.6% for 2003.

Operating income. Operating income increased slightly to $57.3 million for 2004 from $57.2 million for 2003. As a percentage of net sales, operating income decreased to 15.0% for 2004 from 18.4% for 2003.

Net interest expense. Net interest expense of $4.1 million for 2004 and $3.5 million for 2003 relates primarily to bank term loans and lines of credit. The increase in net interest expense for 2004 was primarily due to $0.5 million of deferred financing fees related to the March 4, 2003 credit facility which were written-off in conjunction with the new credit agreement dated September 15, 2004.

Income tax. Income tax expense of $19.7 million for 2004 includes an adjustment to the income tax provision of approximately $0.6 million, or $0.03 per diluted share. Income tax expense for 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 36.7%. Income tax expense of $15.5 million for 2003 includes a reduction of approximately $3.4 million, or $0.19 per diluted share, primarily due to the recognition of foreign net operating losses during the year and a reduction of income tax provision relating to the completion of an IRS tax audit for the fiscal years 1998 through 2000. Income tax expense, including the adjustments mentioned, includes provisions for federal, state and foreign income taxes at an effective tax rate of 28.7% for 2003.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Net Sales. Net sales increased $96.0 million, or 44.7%, to $310.9 million for 2003 from $214.9 million for 2002. This sales increase was attributable to the addition of LCI. Net sales increases occurred in our children’s toys and infant products categories, but were partially offset by a decrease in our collectible products category.

Sales in our children’s toys and infant products categories increased approximately 280.4% and 100.0%, respectively, primarily due to the acquisition of LCI, as these categories include all of the Learning Curve branded product lines. Sales in our collectible products category decreased approximately 9.8% primarily due to significant decreases in racing and custom and classic vehicle replicas, soft sales at our domestic agricultural OEM dealers, and lower sales of apparel and souvenirs at trackside events partially offset by the strong performance of our The Fast and The Furious product line.

On a pro forma basis, consolidated net sales for the year ended December 31, 2003, decreased by 6.2% to $327.5 million when compared to the pro forma consolidated net sales for the year ended December 31, 2002, of $349.3 million. The pro forma consolidated net sales assume that the LCI acquisition took place at the beginning of each applicable period.

Gross Profit. Gross profit increased $49.8 million, or 44.4%, to $162.0 million for 2003 from $112.2 million for 2002. The gross profit margin (as a percentage of net sales) remained relatively flat at 52.1% for 2003 compared to 52.2% for 2002. There were no major changes in the components of cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $34.3 million, or 48.9%, to $104.5 million for 2003 from $70.2 million for 2002. As a percentage of net sales, selling, general and administrative expenses increased to 33.6% for 2003 from 32.7% for 2002. The increase in selling, general and administrative expenses was primarily due to the addition of LCI.

Operating Income. Operating income increased $15.3 million, or 36.5%, to $57.2 million for 2003 from $41.9 million for 2002. As a percentage of net sales, operating income decreased to 18.4% for 2003 from 19.5% for 2002.

Net Interest Expense. Net interest expense of $3.5 million for 2003 and $1.8 million for 2002 related primarily to bank term loans and lines of credit. The increase in net interest expense was due to the increase in average outstanding debt balances as a result of the acquisition of LCI in 2003 and an increase in the Company’s incremental borrowing rate.

Income Tax. Income tax expense of $15.5 million for 2003 includes a reduction of approximately $3.4 million, or $0.19 per diluted share, primarily due to the recognition of foreign net operating losses during the year and a reduction of income tax provision relating to the completion of an IRS tax audit for the fiscal years 1998 through 2000. Income tax expense, including the adjustments mentioned, includes provisions for federal, state and foreign income taxes at an effective tax rate of 28.7% for 2003 compared to 39.2% for 2002.

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility. Our operating activities generated cash of approximately $64.3 million in 2004, $38.0 million in 2003 and $34.0 million in 2002.

Net cash used in investing activities was $185.0 million in 2004, $114.1 million in 2003 and $8.9 million in 2002. The increase in 2004 was primarily attributable to the purchases of Playing Mantis and TFY, as well as an increase in capital expenditures to $15.1 million in 2004 from $10.8 million in 2003. Capital expenditures for molds and tooling in 2004 and 2003 were $10.9 million and $8.9 million, respectively, and we expect capital expenditures for 2005, principally for molds and tooling, to be approximately $16.0 million.

Net cash generated by financing activities in 2004 and 2003 was $123.2 million and $74.8 million, respectively. Net cash used in financing activities was $25.3 million in 2002. In 2004, we borrowed $85.0 million on our term loans, repaying $53.8 million by year end. During 2004, we borrowed a total of $112.0 million and made total payments of $97.0 million on our line of credit. At December 31, 2004, we had $48.9 million available on our line of credit. Historically, we have used a significant portion of excess cash to pay down debt.

Working capital increased $42.4 million to $112.9 million at December 31, 2004, from $70.5 million at December 31, 2003. Cash and cash equivalents increased $3.6 million to $20.1 million at December 31, 2004, from $16.5 million at December 31, 2003. Our accounts receivable increased $21.4 million to $93.6 million at December 31, 2004, from $72.2 million at December 31, 2003, primarily due to the acquisitions of Playing Mantis and TFY. Our inventory level increased $17.5 million to $55.0 million at December 31, 2004, from $37.5 million at December 31, 2003, primarily due to the acquisitions of Playing Mantis and TFY.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. Forty million dollars of the term loan has an interest rate of 3.45% through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At December 31, 2004, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On December 31, 2004, the Company had $131.3 million outstanding on this credit facility and was in compliance with all covenants.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt.

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a credit facility to replace its April 2002 credit facility (see below). This credit facility was comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which were to mature on April 30, 2006. Thirty million dollars of the term loan had an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bore interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin was based on the Company’s ratio of consolidated debt to consolidated EBITDA and varied between 0.75% and 1.75%. The facility was replaced with the September 2004 credit facility discussed above.

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

Upon the closing of the public offering in April 2002, the Company entered into a credit facility to replace its previous credit facility. The credit facility was a three-year $50.0 million unsecured revolving loan that bore interest, at the Company’s option, at a base rate or at a LIBOR rate plus a margin that varied between 0.75% and 1.40%. The applicable margin was based on the Company’s ratio of consolidated debt to consolidated EBITDA. The facility was replaced with the March 2003 credit facility discussed above.

The Company’s Hong Kong subsidiary has a credit agreement with a bank that provides for a line of credit of up to $2.0 million, which is renewable annually on January 1. Amounts borrowed under this line of credit bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company. As of December 31, 2003 and 2004, there were no outstanding borrowings under this line of credit.

The Company’s United Kingdom subsidiary has a line of credit with a bank for $0.8 million which expires on July 31, 2005. The line of credit bears interest at 1.0% over the bank’s base rate, and the total amount is subject to a letter of guarantee given by the Company. At December 31, 2003 and 2004, there were no amounts outstanding on this line of credit.

The following table summarizes our significant contractual commitments at December 31, 2004:

(In thousands)		Payment Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	2010 and beyond
Long-term debt (including current portion)	$131,250	$16,563	$44,066	$70,621	$—
Minimum royalty guarantees	28,727	10,658	17,704	340	25
Operating leases	29,581	4,391	5,858	4,490	14,842
Purchase commitments	1,474	1,474	—	—	—
Total contractual cash obligations	$191,032	$33,086	$67,628	$75,451	$14,867

We believe that our cash flows from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs in 2005. Working capital financing requirements are usually highest during the third and fourth quarters due to seasonal increases in demand for our collectibles, toys and infant products. Although operating activities are expected to provide sufficient cash, any significant future product or property acquisitions, including up-front licensing payments, may require additional debt or equity financing.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their net realizable value and is disclosed on the face of the accompanying consolidated balance sheets. The Company’s allowance is based on management’s assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company has purchased credit insurance that covers a portion of its receivables from major customers. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Inventory. Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence, and is stated at lower of cost or market. Cost is determined by the first-in, first-out method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value. Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings. Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management could impact the inventory valuation.

Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Long-lived assets have been reviewed for impairment based on SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement requires that an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest changes) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. The Company’s management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill had been amortized over 40 years on a straight-line basis through December 31, 2001. Approximately $88.7 million of this goodwill is tax deductible over 15 years. As of December 31, 2003 and 2004, goodwill, net of accumulated amortization, was approximately $159.7 million and $282.4 million, respectively. The increase in goodwill at December 31, 2004, was primarily due to the acquisitions of Playing Mantis and TFY. The Company has completed its annual goodwill and intangible impairment tests as of October 1, 2003 and 2004. The goodwill impairment tests completed in October 2003 and 2004 resulted in no goodwill impairment. However, impairment charges for intangible assets in the North America segment of $0.3 million and $4.3 million have been included in the accompanying consolidated statements of earnings for the years ended December 31, 2003 and 2004, respectively. The impairment charges are based upon the Company’s decision to discontinue certain low-performing product lines.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those instruments. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt this statement for the quarter beginning July 1, 2005.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This FSP was issued to provide accounting and disclosure guidance for the repatriation provision of the American Jobs Creation Act of 2004 which was signed into law on October 22, 2004. This FSP was effective upon issuance and the required disclosures have been included in Note 6 - Income Taxes on page F20.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit agreement and foreign currency exchange rate risk associated with the Company’s foreign operations.

The Company’s credit agreement prior to April 2002 required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and a floor of 5.09%. The agreement, which had quarterly settlement dates, expired on June 3, 2002.  During 2002, the Company paid approximately $548,000 which is included in interest expense on the accompanying consolidated statement of earnings for the year ended December 31, 2002. Additionally, a benefit of approximately $542,000 was recorded in net interest expense related to the change in fair value of the Company’s interest rate collar during the year ended December 31, 2002.

Based on the Company’s interest rate exposure on variable rate borrowings at December 31, 2004, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately $76,042 per month and a five percentage point increase would increase future interest expense by approximately $380,208 per month. The Company determined these amounts based on approximately $91.3 million of variable rate borrowings at December 31, 2004, multiplied by 1% and 5%, respectively, and divided by 12. Since the expiration of the collar transaction described in the preceding paragraph, the Company has not used any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in U.K. pounds, Australian dollars, Euros and Canadian dollars. The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars. Expenses for these manufacturers are primarily denominated in Chinese Renminbi. The Hong Kong dollar and the Chinese Renminbi are currently pegged to the U.S. dollar. If the Hong Kong dollar and the Chinese Renminbi ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar or the Chinese Renminbi relative to the U.S. dollar or the U.K. pound would increase our expenses and therefore could adversely affect our profitability. A 10% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the year ended December 31, 2004 would have changed the total dollar amount of our gross profit by approximately 8%. A 10% change in the exchange rate of the U.S. dollar with respect to the U.K. pound, the Australian dollar, the Euro or the Canadian dollar for the year ended December 31, 2004 would not have had a significant impact on the Company’s earnings. The Company is also subject to exchange rate risk relating to transfers of funds denominated in U.K. pounds, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States. Historically, the Company has not used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Our consolidated financial statements and notes thereto are filed under this item beginning on page F1 of this report.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for 2003 and 2004. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Fiscal Year 2003
(In thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$42,352	$70,059	$97,711	$100,824
Cost of sales (1)	19,802	35,841	44,373	48,892
Gross profit	22,550	34,218	53,338	51,932
Selling, general and administrative expenses (1)	17,641	26,774	29,065	30,987
Impairment of intangible assets	—	—	—	327
Amortization of intangible assets	—	—	—	30
Operating income	4,909	7,444	24,273	20,588
Interest expense, net	360	1,061	1,072	984
Other expense (income)	(140)	359	(100)	(264)
Income before income taxes	4,689	6,024	23,301	19,868
Income tax expense	1,782	2,289	7,138	4,256
Net income	$2,907	$3,735	$16,163	$15,612
Net income per share:
Basic	$0.17	$0.22	$0.94	$0.90
Diluted	$0.17	$0.21	$0.89	$0.85
Weighted average shares outstanding:
Basic	16,666	17,142	17,145	17,277
Diluted	17,551	18,169	18,224	18,396

(1) Depreciation expense was approximately $2.6 million, $3.1 million, $3.2 million and $3.1 million for Q1, Q2, Q3 and Q4 2003, respectively.

	Fiscal Year 2004
(In thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$61,300	$69,399	$110,289	$140,437
Cost of sales (1)	30,291	32,661	54,283	76,262
Gross profit	31,009	36,738	56,006	64,175
Selling, general and administrative expenses (1)	25,582	26,559	33,497	40,627
Impairment of intangible assets	—	—	—	4,318
Amortization of intangible assets	—	—	—	94
Operating income	5,427	10,179	22,509	19,136
Interest expense, net	786	668	1,011	1,598
Other expense (income)	42	(127)	(345)	(78)
Income before income taxes	4,599	9,638	21,843	17,616
Income tax expense	1,657	3,468	7,864	6,729
Net income	$2,942	$6,170	$13,979	$10,887
Net income per share:
Basic	$0.17	$0.35	$0.72	$0.53
Diluted	$0.16	$0.33	$0.68	$0.51
Weighted average shares outstanding:
Basic	17,420	17,540	19,348	20,413
Diluted	18,501	18,655	20,443	21,418

(1) Depreciation expense was approximately $3.0 million, $3.0 million, $3.3 million and $6.0 million for Q1, Q2, Q3 and Q4 2004, respectively.

General Note: Results for 2003 include the results of LCI from March 1, 2003. Results for 2004 include the results of Playing Mantis from June 1, 2004 and the results of TFY from September 16, 2004. As these acquisitions were accounted for using the purchase method, periods prior to the acquisition effective dates do not include any results for LCI, Playing Mantis or TFY.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended]. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting [as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended] during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated subsidiaries except for The First Years, Inc. and its subsidiary (TFY), a material business acquired by the Company on September 15, 2004. The Company’s consolidated net sales for the year ended December 31, 2004 were approximately $381.4 million, of which TFY represented approximately $37.3 million. The Company’s consolidated total assets as of December 31, 2004 were approximately $585.7 million, of which TFY represented approximately $22.2 million.

KPMG LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F3 hereof.

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters-Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2005. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters-Code of Business Ethics” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are John J. Vosicky (Chairman), John S. Bakalar and Daniel M. Wright.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under “Executive Compensation” and “Compensation of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under “Security Ownership” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2005.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2004, for the Company’s equity compensation plans, including the Racing Champions Ertl Corporation Stock Incentive Plan, the Racing Champions Ertl Corporation Employee Stock Purchase Plan, the Racing Champions, Inc. 1996 Key Employees Stock Option Plan and the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan. All of these plans have been approved by the Company’s stockholders, other than the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan, which was approved by Wheels Sports Group’s stockholders and assumed by the Company following its acquisition of Wheels Sports Group in 1998. Both the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan and the Racing Champions, Inc. 1996 Key Employee Stock Plan are dormant, and no future issuances are allowed under those plans.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,549,079	$11.72	809,456
Equity compensation plans not approved by stockholders	—	—	—
Total	1,549,079	$11.72	809,456

Item 13. Certain Relationships and Related Party Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the discussions under “Executive Compensation-Employment Agreements” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2005.

Item 14. Principal Accountant Fees and Services

Information regarding the fees and services of the independent registered public accountanting firm is incorporated herein by reference to the discussion under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2005.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.  Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule for the Years Ended December 31, 2002, 2003 and 2004:

Schedule Number	Description	Page
II	Valuation and Qualifying Accounts	37

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.  Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company [incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)].

3.2
First Amendment to Amended and Restated Certificate of Incorporation of the Company [incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)].

3.3
Certificate of Ownership and Merger changing the Company’s name to Racing Champions Ertl Corporation [incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)].

3.4
Certificate of Ownership and Merger changing the Company’s name to RC2 Corporation [incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635)].

3.5	Amended and Restated By-Laws of the Company [incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-22635)].

10.1*	Employment Agreement, dated as of April 30, 2001, between the Company and Robert E. Dods [incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001(File No. 0-22635)].

10.2*	Employment Agreement, dated as of April 30, 2001, between the Company and Boyd L. Meyer [incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22635)].

10.3*	Employment Agreement, dated as of April 30, 2001, between Racing Champions Limited and Peter K.K. Chung [incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22635)].

10.4*	Employment Agreement, dated July 29, 2002, between the Company and Curtis W. Stoelting [incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

10.5*	Employment Agreement, dated July 29, 2002, between the Company and Peter J. Henseler [incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

10.6*	Employment Agreement, dated July 29, 2002, between the Company and Jody L. Taylor [incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

10.7*	Racing Champions, Inc. 1996 Key Employees Stock Option Plan [incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Registration No. 333-22493) filed with the Commission on February 27, 1997].

10.8*	Racing Champions Corporation Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

10.9*	Wheels Sports Group, Inc. 1996 Omnibus Stock Plan [incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)].

10.10*	Racing Champions Ertl Corporation Employee Stock Purchase Plan, as amended [incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)].

10.11
Agreement and Plan of Merger, dated February 3, 2003, among the Company, RBVD Sub I Inc., Racing Champions Worldwide Limited, Racing Champions Limited and Learning Curve International, Inc. [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 4, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 18, 2003].

10.12
Credit Agreement, dated March 4, 2003, by and among the Company, RC Ertl, Inc., Racing Champions South, Inc., Learning Curve International, Inc., Racing Champions Worldwide Limited, Harris Trust and Savings Bank, as lender and administrative agent, certain other corporations party thereto and the other lenders party thereto [incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 4, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 18, 2003].

10.13
First Amendment to Credit Agreement, dated June 27, 2003, among the Company, RC Ertl, Inc., Racing Champions South, Inc., Learning Curve International, Inc., Racing Champions Worldwide Limited, the lenders party thereto, and Harris Trust and Savings Bank, as agent, and certain other corporations party thereto [incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22635)].

10.14*	Employment Agreement, dated as of March 4, 2003, between the Company and Richard E. Rothkopf [incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22635)].

10.15*	Employment Agreement, dated as of March 4, 2003, between the Company and John Walter Lee II [incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22635)].

10.16	Agreement and Plan of Merger, dated as of June 4, 2004, among The First Years Inc., the Company and RBVD Acquisition Corp. [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 4, 2004 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on July 12, 2004].

10.17	Amended and Restated Credit Agreement, dated as of September 15, 2004, among the Company, certain of its subsidiaries, Harris Trust and Savings Bank, as lender and agent, and the other lenders named therein [incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 15, 2004 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on September 21, 2004].

10.18*	Employment Agreement, dated as of June 4, 2004, between the Company and Thomas Lowe.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

    *          Management contract or compensatory plan or arrangement.

  **         This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)       Exhibits
        The response to this portion of Item 15 is submitted as a separate section of this report.

(c)      Financial Statement Schedules
The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2005	RC2 CORPORATION

By	/s/ Curtis W. Stoelting
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

/s/ Robert E. Dods	Chairman of the Board and	March 4, 2005
Robert E. Dods	Director

/s/ Boyd L. Meyer	Vice Chairman and Director	March 4, 2005
Boyd L. Meyer

/s/ Curtis W. Stoelting	Chief Executive Officer and	March 4, 2005
Curtis W. Stoelting	Director (Principal Executive Officer)

/s/ Jody L. Taylor	Chief Financial Officer and Secretary	March 4, 2005
Jody L. Taylor	(Principal Financial and Accounting Officer)

/s/ Peter K.K. Chung	Director	March 4, 2005
Peter K.K. Chung

/s/ Paul E. Purcell	Director	March 4, 2005
Paul E. Purcell

/s/ John S. Bakalar	Director	March 4, 2005
John S. Bakalar

/s/ John J. Vosicky	Director	March 4, 2005
John J. Vosicky

/s/ Daniel M. Wright	Director	March 4, 2005
Daniel M. Wright

/s/ Richard E. Rothkopf	Director	March 4, 2005
Richard E. Rothkopf

/s/ Thomas M. Collinger	Director	March 4, 2005
Thomas M. Collinger

/s/ Michael J. Merriman, Jr.	Director	March 4, 2005
Michael J. Merriman, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

Under date of March 4, 2005, we reported on the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years in the three-year period ended December 31, 2004. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Chicago, Illinois
March 4, 2005

Schedule II

Description Valuation and Qualifying Accounts
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2002	$3,009,120	$753,849	—	$(1,162,393)	$2,600,576
Year ended December 31, 2003	$2,600,576	$2,077,735	$1,825,339	$(2,497,203)	$4,006,447
Year ended December 31, 2004	$4,006,447	$1,083,083	$481,182	$(2,374,153)	$3,196,559

INDEX TO FINANCIAL STATEMENTS

RC2 CORPORATION AND SUBSIDIARIES

Reports of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2003 and 2004	F4

Consolidated Statements of Earnings for the Years Ended
December 31, 2002, 2003 and 2004	F5

Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2002, 2003 and 2004	F6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002, 2003 and 2004	F7

Notes to Consolidated Financial Statements	F8

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited the accompanying consolidated financial statements of RC2 Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RC2 Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RC2 Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our reported dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Chicago, Illinois
March 4, 2005

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that RC2 Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RC2 Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that RC2 Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RC2 Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated subsidiaries except for The First Years, Inc. and its subsidiary (TFY), a material business acquired by the Company on September 15, 2004.  The Company's consolidated net sales for the year ended December 31, 2004 were approximately $381.4 million, of which TFY represented approximately $37.3 million.  The Company's consolidated total assets as of December 31, 2004 were approximately $585.7 million, of which TFY represented approximately $22.2 million.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois
March 4, 2005
F3

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$16,547,951	$20,123,395
Restricted cash	33,118	—
Accounts receivable, net of allowances for doubtful accounts of $4,006,447 and $3,196,559	72,164,500	93,616,367
Other receivables	3,624,233	6,565,341
Inventory	37,463,704	55,022,928
Assets held for sale	—	4,185,959
Deferred income taxes and prepaid taxes, net	4,336,494	8,263,659
Prepaid expenses	4,407,985	6,602,609
Total current assets	138,577,985	194,380,258
Property and equipment:
Land	699,498	699,498
Buildings and improvements	5,939,271	8,049,231
Tooling	64,146,444	85,253,552
Other equipment	16,178,642	19,087,076
	86,963,855	113,089,357
Less accumulated depreciation	(48,410,407)	(64,232,922)
	38,553,448	48,856,435
Goodwill	159,720,251	282,367,323
Intangible assets, net	44,042,417	58,243,316
Other assets	934,619	1,901,143
Total assets	$381,828,720	$585,748,475
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,290,001	$16,590,061
Taxes payable, net	2,688,336	—
Accrued expenses	9,247,947	14,263,873
Accrued allowances	12,099,143	18,563,026
Accrued royalties	10,853,721	14,623,280
Current maturities of term notes	15,000,000	16,562,500
Other current liabilities	4,927,573	846,618
Total current liabilities	68,106,721	81,449,358
Line of credit	35,000,000	50,000,000
Term notes, less current maturities	35,000,000	64,687,500
Deferred income taxes	6,105,203	31,632,972
Other long-term liabilities	12,317,413	11,216,229
Total liabilities	156,529,337	238,986,059
Commitments and contingencies
Stockholders’ equity
Common stock, voting, $0.01 par value, 28,000,000 shares authorized, 19,193,063 shares issued and 17,380,598 shares outstanding at December 31, 2003, and 22,294,833 shares issued and 20,462,659 shares outstanding at December 31, 2004	191,930	222,948
Additional paid-in capital	129,436,178	215,014,221
Accumulated other comprehensive income	3,880,567	6,543,964
Retained earnings	99,503,301	133,481,530
	233,011,976	355,262,663
Treasury stock, at cost, 1,812,465 shares at December 31, 2003, and 1,832,174 shares at December 31, 2004	(7,712,593)	(8,500,247)
Total stockholders’ equity	225,299,383	346,762,416
Total liabilities and stockholders’ equity	$381,828,720	$585,748,475
The accompanying notes are an integral part of these consolidated financial statements.

F4

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2002	2003	2004
Net sales	$214,925,278	$310,945,668	$381,424,739
Cost of sales, related party	9,589,712	8,255,626	7,846,269
Cost of sales, other	93,172,883	140,651,980	185,650,821
Gross profit	112,162,683	162,038,062	187,927,649
Selling, general and administrative expenses	70,238,398	104,467,274	126,264,737
Impairment of intangible assets	—	327,000	4,318,000
Amortization of intangible assets	—	30,000	93,750
Operating income	41,924,285	57,213,788	57,251,162
Interest expense, net	1,835,667	3,477,352	4,063,290
Other income	(602,931)	(145,447)	(508,160)
Income before income taxes	40,691,549	53,881,883	53,696,032
Income tax expense	15,946,840	15,464,620	19,717,803
Net income	$24,744,709	$38,417,263	$33,978,229
Net income per share:
Basic	$1.55	$2.25	$1.82
Diluted	$1.47	$2.12	$1.72
Weighted average shares outstanding:
Basic	15,980,958	17,059,589	18,687,057
Diluted	16,828,924	18,104,969	19,761,156

The accompanying notes are an integral part of these consolidated financial statements.

F5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock
	Shares	Amount	Stock Warrants Outstanding	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
BALANCE, DECEMBER 31, 2001	14,617,408	$164,515	$728,740	1,834,100	$(7,830,255)	$(593,837)	$89,288,930	$36,341,329	$118,099,422
Net income		—	—		—	—	—	24,744,709	24,744,709	$24,744,709
Public stock offering	1,545,000	15,450	—		—	—	24,721,460	—	24,736,910	—
Stock issued upon option exercise	31,200	312	—		—	—	296,678	—	296,990	—
Stock warrants exercised	265,958	2,659	(651,316)		—	—	4,282,772	—	3,634,115	—
Stock warrants expired		—	(77,424)		—	—	77,424	—	—	—
Reissue treasury stock	3,805	—	—	(3,805)	20,690	—	38,383	—	59,073	—
Other comprehensive income-foreign currency translation adjustments, net of tax		—	—		—	662,168	—	—	662,168	662,168
Other comprehensive loss-minimum pension liability adjustments, net of tax		—	—		—	(1,352,840)	—	—	(1,352,840)	(1,352,840)
Comprehensive income										$24,054,037
BALANCE, DECEMBER 31, 2002	16,463,371	$182,936	$—	1,830,295	$(7,809,565)	$(1,284,509)	$118,705,647	$61,086,038	$170,880,547
Net income		—	—		—	—	—	38,417,263	38,417,263	$38,417,263
Stock issued upon option exercise	232,731	2,327	—		—	—	1,384,395	—	1,386,722	—
Tax benefit of stock option exercise		—	—		—	—	1,407,763	—	1,407,763	—
Stock issued in acquisition	666,666	6,667	—		—	—	7,803,325	—	7,809,992	—
Stock issued under ESPP	10,580	—	—	(10,580)	57,548	—	83,087	—	140,635	—
Reissue treasury stock	7,250	—	—	(7,250)	39,424	—	51,961	—	91,385	—
Other comprehensive income-foreign currency translation adjustments		—	—		—	5,319,686	—	—	5,319,686	5,319,686
Other comprehensive loss- minimum pension liability adjustments, net of tax		—	—		—	(154,610)	—	—	(154,610)	(154,610)
Comprehensive income										$43,582,339
BALANCE, DECEMBER 31, 2003	17,380,598	$191,930	$—	1,812,465	$(7,712,593)	$3,880,567	$129,436,178	$99,503,301	$225,299,383
Net income		—	—		—	—	—	33,978,229	33,978,229	$33,978,229
Public stock offering	2,655,000	26,550	—		—	—	77,459,532	—	77,486,082	—
Stock issued upon option exercise	355,382	3,554	—		—	—	2,068,645	—	2,072,199	—
Tax benefit of stock option exercise		—	—		—	—	3,075,619	—	3,075,619	—
Stock issued in acquisition	91,388	914	—		—	—	2,867,390	—	2,868,304	—
Stock issued under ESPP	6,247	—	—	(6,247)	33,984	—	106,857	—	140,841	—
Treasury stock acquisition	(25,956)	—	—	25,956	(821,638)	—	—	—	(821,638)	—
Other comprehensive income-foreign currency translation adjustments		—	—		—	3,551,728	—	—	3,551,728	3,551,728
Other comprehensive loss- minimum pension liability adjustments, net of tax		—	—		—	(888,331)	—	—	(888,331)	(888,331)
Comprehensive income										$36,641,626
BALANCE, DECEMBER 31, 2004	20,462,659	$222,948	$—	1,832,174	$(8,500,247)	$6,543,964	$215,014,221	$133,481,530	$346,762,416

The accompanying notes are an integral part of these consolidated financial statements.

F6

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
Operating activities
Net income	$24,744,709	$38,417,263	$33,978,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,064,997	11,950,461	15,309,528
Impairment of intangible assets	—	327,000	4,318,000
Provision for uncollectible accounts	808,064	2,089,204	767,169
Interest on deferred financing costs	687,849	246,129	828,771
Amortization of intangible assets	—	30,000	93,750
Loss (gain) on disposition of assets	(314,241)	112,852	56,073
Deferred income taxes	3,157,440	(6,757,457)	8,385,752
Changes in operating assets and liabilities:
Accounts and other receivables	5,706,990	(26,766,961)	2,216,593
Inventory	(5,547,482)	7,032,219	5,488,130
Prepaid expenses	(1,011,260)	1,242,176	53,634
Accounts payable and accrued expenses	(3,833,820)	170,564	(2,574,645)
Other liabilities	537,001	9,857,813	(4,630,769)
Net cash provided by operating activities	34,000,247	37,951,263	64,290,215
Investing activities
Purchase of property and equipment	(9,515,679)	(10,752,389)	(15,091,603)
Proceeds from disposal of property and equipment	457,003	33,290	166,656
Purchase of LCI, net of cash acquired	—	(99,381,955)	—
Purchase of Playing Mantis, net of cash acquired	—	—	(17,238,056)
Purchase of TFY, net of cash acquired	—	—	(154,567,407)
Decrease (increase) in other non-current assets	123,615	(3,963,090)	1,745,373
Net cash used in investing activities	(8,935,061)	(114,064,144)	(184,985,037)
Financing activities
Net cash proceeds from public stock offering	24,736,910	—	77,486,082
Issuance of stock upon option exercises	296,990	1,386,722	2,072,199
Issuance of stock under employee stock purchase plan	—	140,635	140,841
Proceeds from bank term loans	—	60,000,000	85,000,000
Payment on bank term loans	(62,000,000)	(10,000,000)	(53,750,000)
Net borrowings on line of credit	8,000,000	27,000,000	15,000,000
Proceeds from stock warrants exercised	3,634,115	—	—
Purchase of stock to be held in treasury	—	—	(821,638)
Proceeds from reissuance of treasury stock	59,073	91,385	—
Payment of note payable	—	(2,861,816)	—
Financing fees paid	—	(935,297)	(1,942,193)
Net cash provided by (used in) financing activities	(25,272,912)	74,821,629	123,185,291
Effect of exchange rate changes on cash	802,334	768,163	1,051,857
Net increase (decrease) in cash and cash equivalents	594,608	(523,089)	3,542,326
Cash and cash equivalents, beginning of year	16,509,550	17,104,158	16,547,951
Restricted cash	—	(33,118)	33,118
Cash and cash equivalents, end of year	$17,104,158	$16,547,951	$20,123,395
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1,712,592	$3,439,022	$3,416,225
Cash paid for income taxes during the period	$14,845,702	$8,754,396	$11,986,769
Cash refund received for income taxes	$335,935	$777,527	$344,861
Non-cash write-off of pension liability against goodwill, net of income taxes	$1,055,695	—	—
Non-cash investing and financing activity during the period: 666,666 shares of stock issued for the purchase of LCI	—	$7,809,992	—
91,388 shares of stock issued for the purchase of Playing Mantis	—	—	$2,868,304

The accompanying notes are an integral part of these consolidated financial statements.

F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. DESCRIPTION OF BUSINESS

Founded in 1989, RC2 Corporation and Subsidiaries, (collectively, the Company), is a leading designer, producer and marketer of innovative, high-quality toys, collectibles, hobby and infant care products targeted to consumers of all ages. RC2’s infant and preschool products are marketed under its Learning Curve® family of brands which includes The First Years®, Eden®, and Lamaze brands as well as popular and classic licensed properties such as Thomas and Friends, Bob the Builder, Winnie the Pooh, John Deere and Sesame Street. RC2 markets its collectible and hobby products under a portfolio of brands including Racing Champions®, Ertl®, Ertl Collectibles®, American Muscle™, Johnny Lightning®, AMT®, Polar Lights®, Press Pass®,  JoyRide®, JoyRide Studios®, Memory Lane™, and W. Britain®. RC2 reaches its target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific.

2. RECAPITALIZATION AND ACQUISITIONS

Recapitalization

Purchase price in excess of the book value of the net assets acquired in connection with the Company’s recapitalization (Recapitalization) in 1996 of $88.7 million, which is deductible for tax purposes over 15 years, has been recorded as goodwill and through December 31, 2001, was being amortized on a straight-line basis over a 40-year period.

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

RC2 Corporation and Learning Curve International, Inc.

On March 4, 2003, with an effective date of February 28, 2003, the Company acquired LCI through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company’s common stock, including $12.0 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. Additional consideration of up to $6.5 million was contingent upon LCI product lines reaching certain sales and margin targets in 2003. The contingent consideration was not payable because the targets were not met in 2003. LCI develops and markets a variety of high-quality, award-winning children’s and infant toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in our consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with a credit facility (See Note 7 - “Debt” on page F22). Additionally, the Company purchased the remaining minority interest of several of the LCI affiliates subsequent to February 28, 2003. As a result, all subsidiaries of the Company are wholly owned. Minority interest income of $9,570 has been included in selling, general and administrative expenses in our accompanying consolidated statements of earnings for those periods prior to the remaining minority interest purchases. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $39.8 million and $49.6 million has been recorded as goodwill in the accompanying consolidated balance sheets at December 31, 2003 and 2004, respectively.

F8

During the quarter ended September 30, 2004, the Company became aware that a long-term deferred tax liability of approximately $11.5 million should have been recorded during the quarter ended December 31, 2003 with a corresponding increase in goodwill related to the LCI licenses that were determined through actuarial valuation to have a capitalizable fair value of approximately $40 million. This adjustment did not have any impact on the Company’s consolidated statement of earnings for the year ended December 31, 2004 nor would it have had an impact on the consolidated statement of earnings for the year ended December 31, 2003, had it been recorded at that time. This adjustment also did not have a material impact on the Company’s consolidated balance sheet or impact the Company’s compliance with debt covenants at December 31, 2004 nor would it have if it had been recorded at December 31, 2003. The $11.5 million deferred tax liability adjustment is presented in the liabilities line in the purchase price allocation table below.

The purchase price was allocated to the net assets of LCI based on their estimated relative fair values on February 28, 2003, and as of the dates of the remaining minority interest purchases, including the long-term deferred tax liability discussed above, as follows:

(In thousands)

Total purchase price, including expenses		$116,965
Less:
Current assets	$51,678
Property, plant and equipment	5,871
Intangible assets	39,627
Other long-term assets	4,353
Liabilities	(34,180)	(67,349)
Excess of purchase price over net assets acquired		$49,616

Twelve million dollars of the purchase price for Learning Curve was originally deposited in an escrow account to secure Learning Curve’s indemnification obligations under the merger agreement. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve’s representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve’s historical business. The Company may make indemnification claims against the escrow account until the later of March 31, 2005 or the 10th day following resolution of any tax audit or similar proceeding subject to potential indemnification under the merger agreement. The amount in escrow was reduced to $10 million in May 2003. During the quarter ended December 31, 2003, Learning Curve settled litigation involving Playwood Toys, Inc. and the settlement amount of $11.2 million was funded in part through a $10.1 million payment from the escrow account, which constituted all of the funds then in the escrow account. The Company was required to return a part of that amount to the escrow account based on the tax benefits realized by the Company relating to the settlement amount less other expenses relating to the litigation. On March 30, 2004, the Company made additional escrow claims of $295,908 relating primarily to alleged breaches of Learning Curve’s representations and warranties in the merger agreement. On August 31, 2004, the Company increased its additional escrow claims to $552,313. The Company and representatives of the former Learning Curve shareholders entered into a letter agreement dated December 14, 2004, which resolved all of the Company’s pending escrow claims and required the Company to return $2,825,424 to the escrow account which is available for future claims under the terms of the escrow until the escrow account is closed. Learning Curve is currently subject to a tax audit which is subject to potential indemnification under the merger agreement, and as a result, the escrow account will not close before the 10th day following the resolution of this tax audit. In February 2005, the Company notified the representatives of the former Learning Curve shareholders of the tax audit and an additional indemnification claim.

F9

RC2 Corporation and Playing Mantis, Inc.

On June 7, 2004, the Company acquired substantially all the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Closing consideration consisted of $17.0 million of cash (excluding transaction expenses) and 91,388 shares of the Company’s common stock. Additional cash consideration of up to $4.0 million may be earned in the transaction by Playing Mantis based on achieving net sales and margin targets for 2004 and net sales targets for 2005. The contingent consideration for 2004 was not payable because the net sales and margin targets were not met in 2004. Playing Mantis, based in Mishawaka, Indiana prior to the acquisition, designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands and collectible figures under the Memory Lane™ brand. Playing Mantis’ products are primarily sold at mass merchandising, hobby, craft, drug and grocery chains. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our consolidated statements of earnings since the effective date of the acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $14.1 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2004.

The purchase price was allocated to the net assets of Playing Mantis based on their estimated relative fair values on June 1, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$20,106
Less:
Current assets	$4,569
Property, plant and equipment	4,966
Liabilities	(3,549)	(5,986)
Excess of purchase price over net assets acquired		$14,120

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

RC2 Corporation and The First Years Inc.

On September 15, 2004, the Company acquired The First Years Inc. (TFY) for approximately $156.1 million in cash (excluding transaction expenses). TFY, based in Avon, Massachusetts, is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Disney's Winnie the Pooh. TFY’s products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in the accompanying consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with the Company’s new credit facility (See Note 7 - “Debt” on page F22). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $97.6 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2004.

F10

The purchase price was allocated to the net assets of TFY based on their estimated relative fair values on September 15, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$154,567
Less:
Current assets	$46,908
Property, plant and equipment	10,026
Intangible assets	18,250
Other long-term assets	60
Liabilities	(18,242)	(57,002)
Excess of purchase price over net assets acquired		$97,565

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

The following table presents the unaudited pro forma consolidated results of operations for the years ended December 31, 2003 and 2004. The unaudited pro forma consolidated results of operations for the year ended December 31, 2003 assume that the TFY and LCI acquisitions occurred as of January 1, 2003. The unaudited pro forma consolidated results of operations for the year ended December 31, 2004 assume that the TFY acquisition occurred as of January 1, 2003 (LCI was acquired effective February 28, 2003 and is therefore already included in the results of operations for the year ended December 31, 2004). The unaudited pro forma consolidated results of operations for the years ended December 31, 2003 and 2004 exclude Playing Mantis for the periods prior to the acquisition due to the immateriality of the results of operations of Playing Mantis.

(In thousands, except per share data)	2003	2004
Net sales	$463,087	$482,482
Net income	$41,469	$37,255
Net income per share:
Basic	$2.41	$1.99
Diluted	$2.28	$1.89

Pro forma data does not purport to be indicative of the results that would have been obtained had these acquisitions actually occurred at January 1, 2003 and is not intended to be a projection of future results.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of RC2 Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation/Transactions

Foreign subsidiary assets and liabilities are reported in the local currency and translated at the rates of exchange at the balance sheet date while income statement accounts and cash flows are translated at the average exchange rates in effect during the period. Exchange gains and losses resulting from translation for the years ended December 31, 2002, 2003 and 2004, have been recorded as a component of accumulated other comprehensive income in stockholders’ equity. The net exchange losses resulting from transactions in foreign currencies for the years ended December 31, 2002 and 2003 were $316,788 and $403,750, respectively. The net exchange gains resulting from transactions in foreign currencies for the year ended December 31, 2004 were $29,916. These net exchange gains and losses are included in other income on the accompanying consolidated statements of earnings.

F11

Revenue Recognition

The Company recognizes revenue based upon transfer of title of products to customers. The Company provides for estimated credits and other concessions at the time the sale is recorded, and these credits and other concessions are recorded as a reduction of gross sales. The Company’s revenue recognition policy is the same for each channel of distribution.

The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued throughout the year, as sales are recorded. Certain Learning Curve branded product carry a lifetime product warranty and certain TFY branded products carry a satisfaction guarantee. Historical results of these product warranties have shown that they have had an immaterial impact on the Company. Based upon the historical results, appropriate allowances for product warranty claims are accrued throughout the year.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. For the years ended December 31, 2002, 2003 and 2004, shipping and handling costs were $7.3 million, $11.0 million and $13.9 million, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Such investments are stated at cost, which approximates fair value.

The Company had restricted cash of $33,118 at December 31, 2003, relating to guarantees required for payroll expenses in Australia and rental payments for our facility in Germany. The Company did not have restricted cash at December 31, 2004.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence and is stated at lower of cost or market. Cost is determined by the first-in, first-out method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value. Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings. Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management could impact the inventory valuation.

F12

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

Asset Descriptions	Estimated Useful Life
Buildings and improvements	2-15 years
Tooling	2-7 years
Other equipment	2-10 years

Tooling impairments, related to discontinued product lines primarily in the North America segment, in the total of $2.5 million were recorded in 2004 and are included in cost of sales, other in the accompanying consolidated statement of earnings for the year ended Decmeber 21, 2004.

Goodwill and Intangible Assets

Intangible assets were $44.0 million and $58.2 million at December 31, 2003 and 2004, respectively, and are recorded at fair market value at date of acquisition less accumulated amortization. At December 31, 2003, intangible assets consist of a pension asset of $0.2 million and licenses and trademarks of $43.8 million. At December 31, 2004 intangible assets consist of a pension asset of $0.2 million, a non-compete agreement related to the TFY acquisition of $0.6 million, and licenses and trademarks of $57.4 million.

There are two intangible assets with defined lives. One was amortized in full as of December 31, 2003. The other intangible asset, which relates to the non-compete agreement, is being amortized over its defined life of two years. All other remaining intangible assets have been assigned indefinite lives. No amortization expense was recorded in 2002. Amortization expense for the years ended December 31, 2003 and 2004 was $30,000 and $93,750, respectively. Amortization expense of $375,000 is projected for the year ending December 31, 2005, pending the completion of the valuations to determine the fair value of any acquired identifiable intangible assets from the current year acquisitions.

On June 30, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather will be tested at least annually for impairment.  Intangible assets that have finite useful lives continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill had been amortized over 40 years on a straight-line basis through December 31, 2001. As of December 31, 2002, goodwill, net of accumulated amortization, was approximately $119.2 million. During 2002, the Company wrote off approximately $1.1 million of pension obligations (net of income tax of $0.7 million) and adjusted goodwill. As of December 31, 2003, goodwill, net of accumulated amortization, was approximately $159.7 million, with the increase primarily due to the acquisition of LCI. As of December 31, 2004, goodwill, net of accumulated amortization, was approximately $282.4 million, with the increase primarily due to the acquisitions of Playing Mantis and TFY. The Company has completed its transitional impairment test as of January 1, 2002, and its annual goodwill impairment tests as of October 1, 2002, 2003 and 2004, and impairment tests for intangible assets as of October 1, 2003 and 2004. The goodwill impairment tests completed in October 2002, 2003 and 2004 resulted in no goodwill impairment. However, impairment charges for intangible assets in the North America segment of $0.3 million and $4.3 million have been included in the accompanying consolidated statements of earnings for the years ended December 31, 2003 and 2004, respectively. The impairment charges are based upon the Company’s decision to discontinue certain low-performing product lines.

F13

The change in carrying value of goodwill by reporting unit for the years ended 2004 and 2003 is shown below.

(in thousands)	North America	International	Total
Balance at year end 2002	$107,686	$11,536	$119,222
Ertl acquisition	(445)	—	(445)
LCI acquisition	38,308	1,470	39,778
Impact of currency exchange rate changes	—	1,165	1,165
Balance at year end 2003	145,549	14,171	159,720
LCI acquisition	10,128	(290)	9,838
Playing Mantis acquisition	14,120	—	14,120
TFY acquisition	97,565	—	97,565
Impact of currency exchange rate changes	—	1,124	1,124
Balance at year end 2004	$267,362	$15,005	$282,367

Other Assets

Other assets at December 31, 2003, consist of deferred financing fees relating to the March 4, 2003, credit facility and refundable deposits for leased equipment. Other assets at December 31, 2004, consist primarily of deferred financing fees relating to the September 15, 2004, credit facility. The deferred financing fees are being amortized over the term of the debt agreement. Amortization of deferred financing fees for the years ended December 31, 2003 and 2004, was approximately $0.2 million and $0.8 million, respectively, and is included in interest expense in the accompanying consolidated statements of earnings. Interest expense for the year ended December 31, 2004 includes $0.5 million relating to the write-off of fees associated with the March 4, 2003 credit facility.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their net realizable value and is disclosed on the face of the accompanying consolidated balance sheets. The Company’s allowance is based on management’s assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company has purchased credit insurance that covers a portion of its receivables from major customers. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

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

Accrued Royalties

Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period as well as management’s estimates for additional royalty exposures. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. Royalty expense is included in selling, general and administrative expenses on the consolidated statements of earnings.

F14

Concentration of Credit Risk

Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers. There was one customer accounting for approximately 11.7% and 10.8% of net sales for the years ended December 31, 2002 and 2003, respectively, an additional customer accounting for approximately 14.9% of net sales for the year ended December 31, 2002 and one additional customer accounting for approximately 10.5% of net sales for the year ended December 31, 2004. Additionally, one customer accounted for approximately 21.5%, 15.0% and 14.5% of accounts receivable at December 31, 2002, 2003 and 2004, respectively, a second customer accounted for approximately 10.2% of accounts receivable at December 31, 2002, a third customer accounted for approximately 13.0% and 13.7% of accounts receivable at December 31, 2003 and 2004, and a fourth customer accounted for approximately 16.2% and 13.1% of accounts receivable at December 31, 2003 and 2004. The Company does not require collateral or other security to support customers’ receivables. The Company conducts periodic reviews of its customers’ financial condition and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased credit insurance, which covers a portion of its receivables from major customers.

Supplier Concentration

The Company’s purchases in 2002 from three of its third-party, dedicated suppliers were 24.9%, 18.0% and 11.6%, respectively, of its total product purchases. The Company’s purchases in 2003 from two of its third-party, dedicated suppliers were 15.2% and 13.2%, respectively, of its total product purchases. The Company’s purchases in 2004 from two of its third-party, dedicated suppliers were 16.1% and 14.3%, respectively, of its total product purchases. There were no other suppliers accounting for more than 10.0% of total product purchases during the years ended December 31, 2002, 2003 and 2004.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amount of the line of credit and the term notes approximates their fair value.

Derivative Instruments

The Company accounted for its interest rate collar under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, the Company had recorded the interest rate collar on the consolidated balance sheets at its fair value. Changes in fair value were recorded in interest expense in the consolidated statements of earnings. The interest rate collar expired in June 2002 and the related fair value was written off to interest expense at expiration.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2002, 2003 and 2004, was approximately $2.6 million, $1.9 million and $2.3 million, respectively.

Prepaid advertising expenses, such as prepayments on magazine advertisements and artwork costs of $148,032 and $271,064 are included in prepaid expenses on the accompanying consolidated balance sheets at December 31, 2003 and 2004, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carry-forwards using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed. Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets. In determining the required liability, management considers certain tax exposures and all available evidence.

F15

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options. To date, no compensation expense has been recorded related to stock-based compensation agreements with employees.

If compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan (ESPP), had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
(In thousands, except per share data)	2002	2003	2004
Net income as reported	$24,745	$38,417	$33,978
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(797)	(958)	(1,877)
Pro forma net income	$23,948	$37,459	$32,101
Basic net income per share
As reported	$1.55	$2.25	$1.82
Pro forma	$1.50	$2.20	$1.72
Diluted net income per share
As reported	$1.47	$2.12	$1.72
Pro forma	$1.42	$2.07	$1.62

The fair value of each stock option, excluding options issued for shares under the ESPP, is estimated on the date of grant based on the Black-Scholes option pricing model that assumes among other things, no dividend yield, risk-free rates of return from 3.53% to 5.74%, volatility factors of 76.84% to 87.76% and expected life of 7 to 10 years. The weighted-average fair value of options granted under the Company’s stock option plan for the years ended December 31, 2002, 2003 and 2004, was $15.61, $11.64 and $19.40 per share, respectively.

The fair value of each option for shares issued under the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free rates of return from 0.93% to 1.72%, volatility factors of 75.99% to 85.34% and expected life of three months. The weighted-average fair value of those purchase rights granted in 2002, 2003 and 2004 were $4.70, $4.86 and $8.43, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may be granted.

F16

Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The following table discloses the components of earnings per share as required by SFAS No. 128:

	For the Year Ended December 31, 2002
(In thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share: Net income	$24,745	15,981	$1.55
Plus effect of dilutive securities: Stock options and warrants	—	848	—
Diluted net income per share: Net income plus assumed conversions	$24,745	16,829	$1.47

Options to purchase 5,000 shares of common stock at $18.72 per share were outstanding during 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	For the Year Ended December 31, 2003
(In thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share: Net income	$38,417	17,060	$2.25
Plus effect of dilutive securities: Stock options	—	1,045	—
Diluted net income per share: Net income plus assumed conversions	$38,417	18,105	$2.12

Options to purchase 5,000 shares of common stock at $18.72 per share were outstanding during 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	For the Year Ended December 31, 2004
(In thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share: Net income	$33,978	18,687	$1.82
Plus effect of dilutive securities: Stock options	—	1,074	—
Diluted net income per share: Net income plus assumed conversions	$33,978	19,761	$1.72

Options to purchase 73,110 shares of common stock at prices between $29.94 and $34.66 per share were outstanding during 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

F17

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and minimum pension liability, as part of the consolidated statements of stockholders’ equity. The income tax benefit related to the components of comprehensive income in 2002, 2003 and 2004 was $(417,106), $(960,816) and $(393,559), respectively.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those instruments. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt this statement for the quarter beginning July 1, 2005.  We believe the best indication of the approximate impact on net income of adopting the provisions of this revised statement may be determined by reviewing the table under the heading "Accounting for Stock-Based Compensation."  We plan to use the prospective method and accordingly will not be restating prior periods upon adoption of SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This FSP was issued to provide accounting and disclosure guidance for the repatriation provision of the American Jobs Creation Act of 2004 which was signed into law on October 22, 2004. This FSP was effective upon issuance and the required disclosures have been included in Note 6 - Income Taxes on page F20.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. INSURANCE RECOVERY

During 2004, the Company received an insurance recovery of approximately $303,000 relating to the lost margin on product destroyed during a fire at the Company’s third-party warehouse in the United Kingdom in October 2003. The insurance recovery is included in the Company’s cost of sales, other in the accompanying consolidated statement of earnings for the year ended December 31, 2004.

5. BUSINESS SEGMENTS

The Company is a leading designer, producer and marketer of innovative, high-quality toys, collectibles, hobby and infant care products targeted to consumers of all ages. The Company has historically reported its results by geographic area in accordance with the enterprise wide disclosure requirements of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

The Company’s reportable segments are North America and International. The North America segment includes the United States, Canada and Mexico. The International segment includes non-North America markets.

Segment performance is measured at the operating income level. Segment assets are comprised of all assets, net of applicable reserves and allowances.

F18

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Year Ended December 31,
(In thousands)	2002	2003	2004
Net sales:
North America	$197,923	$276,893	$331,707
International	17,795	46,479	50,759
Sales and transfers between segments	(793)	(12,426)	(1,041)
Combined total	$214,925	$310,946	$381,425

Operating income:
North America	$38,760	$50,959	$49,595
International	3,164	6,255	7,656
Combined total	$41,924	$57,214	$57,251

Depreciation and amortization:
North America	$8,158	$10,497	$13,554
International	907	1,483	1,849
Combined total	$9,065	$11,980	$15,403

Capital expenditures:
North America	$8,672	$7,478	$14,232
International	844	3,274	860
Combined total	$9,516	$10,752	$15,092

		December 31,
		2003	2004
Total assets:
North America		$328,116	$525,526
International		53,713	60,222
Combined total		$381,829	$585,748

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by each group of product categories and by distribution channel. With the acquisitions of Playing Mantis and TFY, the Company has revised its product categories to reflect the Company’s three product platforms: collectible products, children’s toys and infant products. The presentation is consistent with how the Company views its business. Amounts for the years ended December 31, 2002, 2003 and 2004, are as shown in the tables below.

	Year Ended December 31,
(In thousands)	2002	2003	2004
Collectible products	$181,086	$163,355	$154,838
Children’s toys	33,839	128,715	166,406
Infant products	—	18,876	60,181
Net sales	$214,925	$310,946	$381,425

Chain retailers	$80,607	$151,883	$199,637
Specialty and hobby wholesalers and retailers	60,363	91,721	116,519
OEM dealers	41,043	38,613	37,810
Corporate promotional	19,869	17,842	18,216
Direct to consumers	13,043	10,887	9,243
Net sales	$214,925	$310,946	$381,425

F19

6. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
(In thousands)	2002	2003	2004
Income before income taxes:
United States	$37,517	$47,755	$47,072
Foreign	3,175	6,127	6,624
	$40,692	$53,882	$53,696

The significant components of income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2002	2003	2004
Current
Federal	$10,592	$11,492	$8,862
State	568	1,629	950
Foreign	926	468	1,520
	12,086	13,589	11,332
Deferred
Federal	3,378	2,122	8,278
State	483	(664)	236
Foreign	—	418	(128)
	3,861	1,876	8,386
Income tax expense	$15,947	$15,465	$19,718

During 2003, the Company recorded a reduction in the income tax provision of approximately $1.6 million primarily related to the recognition of foreign net operating losses and a reduction of approximately $1.8 million related to the reduction in income tax provision and accruals based on the completion of IRS audits for the fiscal years 1998 through 2000.

A reconciliation of the statutory federal tax rate and actual effective income tax rate is as follows:

	Year Ended December 31,
	2002	2003	2004
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.7	0.7	2.1
Foreign	(1.0)	(2.5)	(1.1)
Other	3.5	(4.5)	0.7
Effective rate	39.2%	28.7%	36.7%

F20

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2003	2004
Deferred tax assets
Bad debt allowance	$1,315	$961
Inventory allowance	2,624	2,587
Sales allowance	2,232	2,936
Foreign net operating loss carry-forwards	1,163	783
Accrued pension	1,197	1,304
Accrued legal	367	317
State net operating loss carry-forwards	315	195
Accrued royalties	337	228
Purchase accounting	1,895	1,857
Other	1,837	393
Total deferred tax assets	13,282	11,561
Deferred tax liabilities
Intangible assets	(10,735)	(30,205)
Property and equipment	(3,837)	(4,809)
Other	(479)	(1,012)
Total deferred tax liabilities	(15,051)	(36,026)
Net deferred tax liability	$(1,769)	$(24,465)

Current deferred income taxes are presented with net prepaid taxes in the accompanying consolidated balance sheets. Net prepaid (payable) taxes at December 31, 2003 and 2004, were $(2,688,336) and $1,095,350, respectively. Taxes in the amount of $3.9 million and $2.6 million were charged to goodwill in conjunction with the acquisitions of LCI, Playing Mantis and TFY during the years ended December 31, 2003 and 2004, respectively.

During the quarter ended September 30, 2004, the Company became aware that a long-term deferred tax liability of approximately $11.5 million should have been recorded during the quarter ended December 31, 2003 with a corresponding increase in goodwill related to the LCI licenses that were determined through actuarial valuation to have a capitalizable fair value of approximately $40 million. This adjustment did not have any impact on the Company’s consolidated statement of earnings for the year ended December 31, 2004 nor would it have had an impact on the consolidated statement of earnings for the year ended December 31, 2003, had it been recorded at that time. This adjustment also did not have a material impact on the Company’s consolidated balance sheet or impact the Company’s compliance with debt covenants at December 31, 2004 nor would it have if it had been recorded at December 31, 2003.

Pursuant to The American Jobs Creation Act of 2004 (the Act) enacted on October 22, 2004, the Company is in the process of evaluating those provisions relating to the repatriation of certain foreign earnings and their impact on the Company. The Act provides for a special one time tax deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act. The Company may elect to apply this provision in 2005. The Company has started its evaluation of the effects of the repatriation provision, but does not expect to complete the evaluation until after the Treasury Department provides additional clarifying language on key elements of the provision. Once such additional clarifying language is provided, the Company expects to be able to complete its evaluation within a reasonable time. The range of possible amounts the Company is considering repatriating is between zero and $5.5 million. The related range of income tax effects of such repatriation is between zero and $0.7 million.

F21

7. DEBT

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. Forty million dollars of the term loan has an interest rate of 3.45% through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At December 31, 2004, the margin in effect was 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On December 31, 2004, the Company had $131.3 million outstanding on this credit facility and was in compliance with all covenants.

In conjunction with the new credit facility, the Company expensed approximately $0.5 million of deferred financing fees related to the Company’s March 2003 credit facility in interest expense in the accompanying consolidated statement of earnings for the year ended December 31, 2004. In addition, the Company incurred approximately $1.9 million in financing fees on the new credit facility which is included in other assets in the accompanying consolidated balance sheet at December 31, 2004 and is being charged to interest expense through September 2008.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt.

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a credit facility to replace its April 2002 credit facility (see below). This credit facility was comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which were to mature on April 30, 2006. Thirty million dollars of the term loan had an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bore interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin was based on the Company’s ratio of consolidated debt to consolidated EBITDA and varied between 0.75% and 1.75%. The facility was replaced with the September 2004 credit facility discussed above.

In April 2002, the Company completed a public offering of 1,545,000 shares of common stock and certain selling stockholders sold 3,975,000 shares of common stock at a price of $17.25 per share. The Company received proceeds of $25.2 million from the offering, net of underwriting discount, and used $24.0 million of the proceeds to repay outstanding debt.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” During the second quarter of 2002, the Company elected early adoption of this Statement, and accordingly, included approximately $545,000 of deferred financing fees related to the Company’s previous credit facility in interest expense in the accompanying consolidated statement of earnings for the year ended December 31, 2002. In addition, in connection with the refinancing of the Company’s credit facility, the Company incurred approximately $284,000 in financing fees on the new credit facility, which was also included in interest expense during the year ended December 31, 2002.

Upon the closing of the public offering in April 2002, the Company entered into a credit facility to replace its previous credit facility. The credit facility was a three-year $50.0 million unsecured revolving loan that bore interest, at the Company’s option, at a base rate or at a LIBOR rate plus a margin that varied between 0.75% and 1.40%. The applicable margin was based on the Company’s ratio of consolidated debt to consolidated EBITDA. The facility was replaced with the March 2003 credit facility discussed above.

F22

The Company’s credit agreement prior to April 2002 required that the Company maintain an interest rate protection agreement. Effective June 3, 1999, the Company entered into an interest rate collar transaction covering $35.0 million of its debt, with a cap based on 30-day LIBOR rates of 8.0% and a floor of 5.09%. The agreement, which had quarterly settlement dates, was effective through June 3, 2002.  The Company paid $0.5 million on the agreement, which is included in interest expense on the accompanying consolidated statement of earnings for the year ended December 31, 2002.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the adoption of this statement, income of approximately $542,000 was recorded in interest expense related to the change in fair value of the interest rate collar during the year ended December 31, 2002.

The Company’s Hong Kong subsidiary has a credit agreement with a bank that provides for a line of credit of up to $2.0 million, which is renewable annually on January 1. Amounts borrowed under this line of credit bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company. As of December 31, 2003 and 2004, there were no outstanding borrowings under this line of credit.

The Company’s United Kingdom subsidiary has a line of credit with a bank for $0.8 million which expires on July 31, 2005. The line of credit bears interest at 1.0% over the bank’s base rate, and the total amount is subject to a letter of guarantee given by the Company. At December 31, 2003 and 2004, there were no amounts outstanding on this line of credit.

Long-term debt consists of the following:

	December 31,
(In thousands)	2003	2004
Term loan payable to banks, bearing interest at 3.45% and 4.22% as of December 31, 2004, with quarterly principal payments of $3,750 beginning December 31, 2004 through September 30, 2005, quarterly principal payments of $5,313 from December 31, 2005 through September 30, 2007, quarterly principal payments of $6,875 from December 31, 2007 through June 30, 2008	$—	$81,250
Term loan payable to banks, bearing interest at 4.36% and 2.92% as of December 31, 2003	50,000	—
Revolving line of credit, bearing interest at 4.16% as of December 31, 2004; matures on September 14, 2008	—	50,000
Revolving line of credit, bearing interest at 2.92% as of December 31, 2003	35,000	—
Less current maturities	(15,000)	(16,563)
	$70,000	$114,687

8. COMMITMENTS AND CONTINGENCIES

The Company markets a significant portion of its products with licenses from other parties. These licenses are generally limited in scope and duration and authorize the sales of specific licensed products on a nonexclusive basis. The Company has over 700 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. Aggregate future minimum guaranteed royalty payments are as follows:

Year Ending December 31,
(In thousands)
2005	$10,658
2006	9,443
2007	8,261
2008	310
2009	30
Thereafter	25
Total	$28,727

F23

Royalties expensed under licenses, including guaranteed minimums, were $18.7 million, $26.3 million and $32.0 million for 2002, 2003 and 2004, respectively.

Rental expense for office and warehouse space and equipment under cancelable and noncancelable operating leases amounted to approximately $2.3 million, $3.6 million and $4.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. Certain operating leases provide for scheduled increases in rental payments during the term of the lease or for no rent during a part of the term of the lease. For these leases, the Company generally recognizes total rent expense on a straight-line basis over the minimum lease term. Commitments for future minimum lease payments with terms extending beyond one year at December 31, 2004, for noncancelable operating leases are as follows:

Year Ending December 31,
(In thousands)
2005	$4,391
2006	3,319
2007	2,539
2008	2,279
2009	2,211
Thereafter	14,842
Total	$29,581

During the second quarter of 2004, the Company entered into a 15 year lease agreement for a 400,000 square foot distribution facility located in Rochelle, Illinois. Following the execution of this lease, the Company received approximately $1.2 million in the form of a grant and tax credits from the state and local governments in exchange for agreeing to certain covenants, including a minimum capital investment and job creation goals. The Company must employ a minimum of 50 employees in Rochelle from March 15, 2006 to December 31, 2008 to remain compliant with the terms of the award. Should the Company be unable to meet these minimum requirements, the Company may be required to forfeit or return a portion of benefits received.

Additionally in 2004, the Company received approval for a $300,000 forgivable loan and a 3-year interest free $100,000 loan from the state of Iowa to assist in the expansion of the Dyersville, Iowa distribution facility in exchange for agreeing to certain covenants, including minimum job creation goals and wage obligations. The Company must employ a minimum of 92 employees at a specified rate and retain these employees for at least ninety days past the project completion date to remain compliant with the terms of the promissory note. Should the Company be unable to meet these requirements, the Company may be required to forfeit or return a portion of the benefits received. The Company received the total amount of $400,000 in December 2004 and it is presented in other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2004.

In conjunction with the acquisition of TFY, the Company acquired purchase commitments with certain vendors relating to product and product components which are kept on hand to shorten lead times. In the event the product is discontinued, the Company would be required to reimburse the vendor for the cost of the products and product components on hand. At December 31, 2004, the total commitment to these vendors was approximately $1.5 million.

F24

9. LEGAL PROCEEDINGS

During the quarter ended December 31, 2003, Learning Curve settled the action brought by Playwood Toys, Inc. in the U.S. District Court for the Northern District of Illinois alleging that Learning Curve and certain of its officers and employees misappropriated one or more trade secrets relating to a toy wooden railroad track manufactured and sold by Learning Curve as Clickety Clack Track™. Pursuant to the settlement agreement, the Company, on behalf of Learning Curve, made a payment of $11.2 million to the plaintiff. The Company is entitled to indemnification for the settlement amount, less realizable tax benefits, pursuant to the merger agreement for the Company’s acquisition of Learning Curve, and the Company received $10.1 million from an escrow account as of December 31, 2003, to fund part of the settlement payment. On March 30, 2004, the Company made additional escrow claims of $295,908 relating primarily to alleged breaches of Learning Curve’s representations and warranties in the merger agreement. On August 31, 2004, the Company increased its additional escrow claims to $552,313. The Company and representatives of the former Learning Curve shareholders entered into a letter agreement, dated December 14, 2004, which resolved all of the Company’s pending escrow claims and required the Company to return $2,825,424 to the escrow account, which is available for future claims under the terms of the escrow until the escrow account is closed. Learning Curve is currently subject to a tax audit which is subject to potential indemnification under the merger agreement, and as a result the escrow account will not close before the 10th day following the resolution of this tax audit. In February 2005, the Company notified the representatives of the former Learning Curve shareholders of the tax audit and an additional indemnification claim.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

10. CAPITAL STOCK

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

	Authorized Shares	Par Value	Shares Outstanding at December 31, 2003	Shares Outstanding at December 31, 2004
Voting Common Stock	28,000,000	$0.01	17,380,598	20,462,659

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt. Additionally, the Company incurred $0.3 million of costs associated with the offering and these costs have been reflected as a reduction of stockholders’ equity on the Company’s consolidated balance sheet at December 31, 2004.

At December 31, 2004, the Company held 1,832,174 shares of its common stock in treasury. During the year ended December 31, 2004, the Company sold a total of 6,247 shares out of treasury to Company employees under the ESPP for $140,841. During the year ended December 31, 2003, the Company sold a total of 10,580 shares out of treasury to Company employees under the ESPP for $140,635. In March of 2003, the Company sold 6,500 shares out of treasury to three of the Company’s executive officers for $79,677 and issued 750 shares to key employees as compensation for an underlying value of $11,708. In conjunction with the public offering discussed above, in August 2004 certain selling stockholders surrendered a total of 25,956 shares of the Company’s common stock to the Company as payment for the exercise price of certain options exercised as well as to fund withholding taxes. These shares were placed into treasury for $821,638. There were no stock repurchases during 2003.

As discussed in Note 2, the Company issued 91,388 shares of the Company’s common stock in June 2004 in connection with its acquisition of Playing Mantis. The Company also issued 666,666 shares of the Company’s common stock in March 2003 in connection with its acquisition of LCI.

F25

11. STOCK OPTION PLAN

The Company has an employee stock option plan for its key employees. The employee stock option plan is administered by the Board of Directors. The Company has reserved 415,041 shares of common stock for issuance under the plan. On April 30, 1996 and June 1, 1996, the Company granted 311,281 and 20,752 options, respectively, to purchase shares of common stock at an exercise price equal to fair market value as determined by the Board of Directors in connection with the Recapitalization. These options vested in equal installments over a five-year period. The options will expire on the earlier of the 10th anniversary of the date of grant or 30 days after the date of termination of the employees’ employment with the Company. This plan is dormant, and no future issuances are authorized from this plan.

The Company maintains a stock incentive plan, under which the Board of Directors may grant options to purchase up to 2,300,000 shares of common stock to executives or key employees of the Company at an exercise price equal to fair value. Some of the options that have been granted vested immediately, and the rest vest over a five-year period. These options expire on the 10th anniversary of the date of grant or 90 days after the date of termination of the employees’ employment with the Company. Under this plan, cancelled options revert back into the plan and are available for future issuance.

The Company also maintains an omnibus stock plan, under which the Company has 400,000 shares of its common stock reserved for issuance. In 1997, 254,940 options to purchase shares of the Company’s common stock were granted under this plan. This plan is dormant, and no future issuances are authorized from this plan.

Stock option activity for the Company’s stock option plans for the years ended December 31, 2002, 2003 and 2004, is as follows:

	Shares	Price	Weighted Average Exercise Price	Shares Available for Future Grants
Outstanding as of December 31, 2001	1,666,820		$ 6.17	52,020
2002
Granted	5,000	$18.72	$18.72
Exercised	31,200	$ 0.13 - $11.57	$ 4.26
Canceled	47,365	$ 1.41 - $14.00	$ 8.54
Outstanding as of December 31, 2002	1,593,255		$ 6.17	870,220
2003
Granted	218,750	$13.39 - $15.10	$13.64
Exercised	232,731	$ 0.13 - $15.00	$ 5.96
Canceled	4,000	$14.05	$14.05
Outstanding as of December 31, 2003	1,575,274		$ 7.22	655,470
2004
Granted	346,135	$24.78 - $34.66	$26.18
Exercised	355,382	$ 0.13 - $18.72	$ 5.83
Canceled	18,175	$11.57 - $14.05	$13.18
Outstanding as of December 31, 2004	1,547,852		$11.71	327,510
Exercisable as of December 31, 2004	812,112		$ 7.60

The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13 to $ 1.56	314,470	4.9	$1.24	241,470	$1.16
$ 5.00 to $12.00	630,167	5.9	$8.17	449,267	$8.25
$13.39 to $18.72	257,080	7.0	$13.72	92,680	$13.75
$24.78 to $34.66	346,135	9.2	$26.18	28,695	$31.72

F26

12. EMPLOYEE STOCK PURCHASE PLAN

On October 1, 2002, the Company implemented the Racing Champions Ertl Corporation Employee Stock Purchase Plan to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The plan allows eligible employees to purchase shares of the Company’s common stock through quarterly offering periods commencing on each January 1, April 1, July 1 and October 1 with the first offering period commencing on October 1, 2002. The option price for each share of common stock purchased will equal 90% of the last quoted sales price of a share of the Company’s common stock as reported by the Nasdaq National Market on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower. The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan. The plan will terminate on July 1, 2007, unless sooner terminated by the Board of Directors. In 2004, the Company sold 6,247 shares out of treasury to Company employees under the ESPP for $140,841. In 2003, the Company sold 10,580 shares out of treasury to Company employees under the ESPP for $140,635. In January 2005, 1,227 shares were issued out of treasury relating to purchase rights granted on October 1, 2004.

13. RELATED PARTY TRANSACTIONS

The Company purchased approximately $9.6 million, $8.3 million and $7.8 million of product during 2002, 2003 and 2004, respectively, from a company controlled by a relative of one of the Company’s stockholders/directors. Accounts payable to this company were $0.2 million and $0.3 million as of December 31, 2003 and 2004, respectively.

The Company’s German subsidiary had sales transactions in 2003 and 2004 with a distributor that is owned by the former managing director of the Company’s German subsidiary. These sales transactions for the years ended December 31, 2003 and 2004 were approximately $160,000 and $130,000, respectively. This former managing director’s employment with the Company ended on August 31, 2004, and the relationship with this distributor was terminated as of December 31, 2004.

Rothkopf Enterprises, Inc., owned by a director of the Company, rented office space from the Company through April 30, 2004, for a monthly rental payment of $400. All rental payments were paid through that date.

At December 31, 2003, advances (including accrued interest) in the amount of $232,259 were due from three employees. A reserve of $67,771 was recorded on the advance from one employee. Interest on these advances range from 4% to the prime rate and the principal portion was due through December 31, 2006. As of December 31, 2004, all of these amounts were settled.

The Company leases office and warehouse space located in Mishawaka, Indiana from a company that is owned by the founder of Playing Mantis who is now an Executive Vice President of the Company. The term of the lease is one year and will expire on June 4, 2005. The monthly rental payment per the lease agreement is $15,025. All rental payments have been paid through December 31, 2004.

The Company paid consulting fees of $37,723 during the year ended December 31, 2004, to a not-for-profit organization for which one of the Company’s stockholders/Executive Vice Presidents holds the positions of president, co-founder and board member. The Company also made a charitable contribution of $50,000 to this same organization during the year ended December 31, 2004.

14. EMPLOYEE BENEFIT PLANS

The Company is self-insured on medical benefits offered to employees up to a limit of $50,000 per employee or $1.0 million in aggregate. Claims are expensed when incurred, and a provision is provided based on a monthly average of claims activity. The Company holds excess loss coverage for those amounts that exceed the self-insured limits.

The Company has a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute up to 100% of pre-tax gross wages, limited to a maximum annual amount as set periodically by the IRS. The Company makes matching contributions of 50% of the employees’ contributions up to 5% of employee wages. For the years ended December 31, 2002, 2003 and 2004, the Company contributions were approximately $0.3 million, $0.4 million and $0.6 million, respectively.

F27

Upon the acquisition of LCI in March 2003, the Company continued the Learning Curve International Retirement Plan through September 30, 2003. Under this plan, employees could contribute from 1% to 20% of their annual compensation, limited to a maximum annual amount as set periodically by the IRS. The Company matched employee contributions at 25% of the employees’ contributions up to 6.25% of employee wages, but not to exceed $2,500 annually. As of October 1, 2003, this plan merged with the RC2 Corporation plan. For the year ended December 31, 2003, the Company’s contributions under the Learning Curve plan were approximately $0.1 million.

Upon the acquisition of TFY in September 2004, the Company continued The First Years Inc. and Affiliates 401(k) Plan through November 30, 2004. Under this plan, employees could contribute up to 50% of pre-tax gross wages, limited to a maximum annual amount as set periodically by the IRS. The Company matched employee contributions at 25% of the employee’s contributions up to 5% of employee wages. As of December 1, 2004, this plan merged with the RC2 Corporation plan. In January 2005, the Company made contributions under The First Years plan related to the 2004 plan year of approximately $0.1 million.

Upon the acquisition of TFY in September 2004, the Company also continued The First Years Inc. and Affiliates Pension Plan through December 31, 2004. This Plan is a special type of qualified retirement plan commonly referred to as a money purchase pension plan. The Company made annual contributions at 7% of employees’ total compensation plus 5.7% of employee’s compensation in excess of the Social Security taxable wage base. As of January 1, 2005, this Plan will become dormant and the Plan will be amended to reflect future Company contributions at a rate of 0%. In February 2005, the Company made contributions under The First Years pension plan related to the 2004 plan year of approximately $0.9 million.

RC2 Corporation maintains a funded noncontributory defined benefit pension plan that covers a select group of the Company’s workforce. The plan provides defined retirement benefits based on employees’ years of service. The Company uses a December 31 measurement date for this plan.

Reconciliation of Beginning and End of Year Fair Value of Plan Assets and Obligations

(In thousands)	2002	2003	2004
Change in benefit obligation
Benefit obligation at beginning of year	$9,150	$10,329	$11,674
Service cost	131	122	111
Interest cost	637	668	688
Actuarial loss	759	926	1,499
Benefits paid and plan expenses	(348)	(371)	(389)
Benefit obligation at end of year	$10,329	$11,674	$13,583
Change in plan assets
Fair value of assets at beginning of year	$7,601	$7,148	$8,877
Actual return on plan assets	(680)	1,411	902
Employer contributions	575	689	1,197
Benefits paid	(348)	(371)	(389)
Fair value of assets at end of year	$7,148	$8,877	$10,587
Reconciliation of funded status
Funded status	$(3,181)	$(2,797)	$(2,996)
Unrecognized net actuarial loss	4,069	4,312	5,594
Unrecognized prior service cost	208	189	171
Prepaid benefit cost	$1,096	$1,704	$2,769

F28

Amounts Recognized in the Consolidated Balance Sheets

(In thousands)	2002	2003	2004
Accrued benefit cost	$(3,181)	$(2,797)	$(2,996)
Intangible assets	208	189	171
Accumulated other comprehensive income	4,069	4,312	5,594
Net amount recognized	$1,096	$1,704	$2,769

Accumulated benefit obligation	$10,329	$11,674	$13,583
Fair value of plan assets	7,148	8,877	10,587
Unfunded accumulated benefit obligation	$3,181	$2,797	$2,996

Components of Net Periodic Benefit Cost

	Year Ended December 31,
(In thousands)	2002	2003	2004
Service cost	$131	$122	$111
Interest cost	637	668	688
Expected return on plan assets	(772)	(804)	(866)
Amortization of prior service cost	19	19	19
Amortization of net loss	—	76	181
Net periodic benefit cost	$15	$81	$133

Additional information
Increase in minimum liability included in other comprehensive income	$2,211	$243	$1,282

Estimated Future Benefit Payments
2005	$422,551
2006	453,798
2007	475,215
2008	515,810
2009	563,723
2010 to 2015	3,443,195

Assumptions

	2002	2003	2004
Weighted-average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.50%	6.00%	5.75%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	7.00%	6.50%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A

F29

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

Projected Annual Returns

	Percentile Returns
Time Period	75th	50th	25th
1 year	0.13%	8.57%	17.71%
5 years	4.71%	8.57%	12.56%
10 years	5.82%	8.57%	11.38%
20 years	6.62%	8.57%	10.55%

Plan Assets

The allocation of assets between major asset categories as of December 31, 2003, and December 31, 2004, as well as the target allocation, are as follows:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation	2003	2004
Large cap domestic equity securities	40%	41%	46%
Small cap domestic equity securities	10	7	7
International equity securities	10	8	12
Fixed income securities	40	44	35
Total	100%	100%	100%

Explanation of Investment Strategies and Policies

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

Employer Contributions

RC2 expects to make approximately $1.2 million in contributions to the pension benefit plan for the 2005 fiscal year.

15. ASSETS HELD FOR SALE

Assets held for sale in the amount of $4.2 million represent the land and building located in Avon, Massachusetts of $4.1 million and other equipment related to the trackside operation of $0.1 million. The warehouse and office space acquired with the TFY acquisition and located in Avon, Massachusetts will be relocated and the building is expected to be sold during 2005. Additionally, the rigs associated with the trackside business were sold subsequent to year-end.

F30

CORPORATE DIRECTORY

Robert E. Dods Chairman and Director RC2 Corporation	Richard F. Schaub, Jr. Senior Vice President - Sales & Consumer Teams RC2 Brands, Inc.	Helena Lo Managing Director RC2 (H.K.) Limited
Boyd L. Meyer Vice Chairman and Director RC2 Corporation	Steven J. Coble Vice President - National Accounts RC2 Brands, Inc.	Rose Lam Senior Vice President - Marketing and Customer Service RC2 (H.K.) Limited
Peter K.K. Chung Director RC2 Corporation	Robert L. Jacobsen Vice President - Corporate and Promotional Sales RC2 Brands, Inc.	Kelvin Ng Senior Vice President - Engineering and Product Development RC2 (H.K.) Limited
Curtis W. Stoelting Chief Executive Officer and Director RC2 Corporation	Jeff Jones Vice President - Product Development RC2 Brands, Inc.	Damien Weight Managing Director - Finance & Operations Racing Champions International Limited
Peter J. Henseler President RC2 Corporation	Thomas E. Knaggs Vice President - Business Development RC2 Brands, Inc.	Clive Wooster Managing Director - Sales & Marketing Racing Champions International Limited
Jody L. Taylor Chief Financial Officer and Secretary RC2 Corporation	Eric L. Meyer Vice President - Sales and Marketing RC2 Brands, Inc.	John S. Bakalar Director, RC2 Corporation Former President and Chief Operating Officer, Rand McNally Corporation
Richard E. Rothkopf Executive Vice President and Director RC2 Corporation	Patrick A. Meyer Vice President - Licensing and Sales RC2 Brands, Inc.	Thomas M. Collinger Director, RC2 Corporation Associate Professor, The Medill Graduate School of Northwestern University
John W. Lee II Executive Vice President RC2 Corporation	Gregory R. Miller Vice President - Marketing RC2 Brands, Inc.	Michael J. Merriman, Jr. Director, RC2 Corporation Former Chief Executive Officer, Royal Appliance Manufacturing Company
Thomas Lowe Executive Vice President RC2 Corporation	Scott A. Sampson Vice President - Logistics and Distribution RC2 Brands, Inc	Paul E. Purcell Director, RC2 Corporation President and Chief Executive Officer, Robert W. Baird & Co. Incorporated
M. Kevin Camp Senior Vice President - Motorsports Licensing RC2 Brands, Inc.	Donald Toht Vice President - Design RC2 Brands, Inc.	John J. Vosicky Director, RC2 Corporation Chief Financial Officer, BFG Technologies Inc.
Gregory J. Kilrea Senior Vice President - Planning and Corporate Development RC2 Brands, Inc.	Robert J. Bove Managing Director RC2 South, Inc.	Daniel M. Wright Director, RC2 Corporation Former Partner, Arthur Andersen LLP
Doris M. Koopman Senior Vice President - Operations RC2 Brands, Inc.	Edward Eidam Vice President - Information Systems RC2 South, Inc.

CORPORATE INFORMATION

Corporate Office: RC2 Corporation 1111 West 22nd Street, Suite 320 Oak Brook, IL 60523 630-573-7200 Telephone 630-573-7575 Fax	Corporate Counsel: Reinhart Boerner Van Deuren s.c. 1000 North Water Street Milwaukee, WI 53202	Transfer Agent: EquiServe Boston Equiserve Division 150 Royall Street Canton, MA 02021
	Independent Registered Public Accountants: KPMG LLP 303 East Wacker Drive Chicago, IL 60601	For additional information about RC2 Corporation and its products, please visit our website: www.rc2corp.com