Form 10-Q
period 2005-03-31
RC2 CORP
filed 2005-05-09
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

Yes      X         No _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes      X         No _____

On May 2, 2005, there were outstanding 20,560,400 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

MARCH 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	March 31, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Assets
Cash and cash equivalents	$15,366	$20,123
Accounts receivable, net	78,610	93,616
Inventory	57,903	55,023
Assets held for sale	4,157	4,186
Other current assets	19,703	21,432
Total current assets	175,739	194,380
Property and equipment, net	48,273	48,857
Goodwill	280,865	282,367
Intangible assets, net	58,027	58,243
Other non-current assets	1,898	1,901
Total assets	$564,802	$585,748

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$57,192	$64,040
Current maturities of term loan	18,125	16,562
Other current liabilities	889	847
Total current liabilities	76,206	81,449
Revolving line of credit	32,000	50,000
Non-current portion of term loan	59,375	64,688
Other long-term liabilities	42,444	42,849
Total liabilities	210,025	238,986
Stockholders’ equity	354,777	346,762
Total liabilities and stockholders' equity	$564,802	$585,748

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net sales	$96,489	$61,300
Cost of sales	47,367	30,291
Gross profit	49,122	31,009
Selling, general and administrative expenses	35,561	25,582
Amortization of intangible assets	94	---
Operating income	13,467	5,427
Interest expense, net	1,321	786
Other (income) expense	(85)	42
Income before income taxes	12,231	4,599
Income tax expense	4,403	1,657
Net income	$7,828	$2,942
Net income per share:
Basic	$0.38	$0.17
Diluted	$0.37	$0.16
Weighted average shares outstanding:
Basic	20,496	17,420
Diluted	21,433	18,501

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$7,828	$2,942
Depreciation and amortization	3,536	2,965
Amortization of deferred financing costs	121	74
(Gain) loss on sale of assets	(12)	47
Changes in operating assets and liabilities	8,197	18,797
Net cash provided by operating activities	19,670	24,825

Cash flows from investing activities
Purchase of property and equipment	(3,300)	(2,330)
Purchase of TFY, net of cash acquired	33	---
Proceeds from disposal of property and equipment	423	32
(Increase) decrease in other non-current assets	(109)	17
Net cash used in investing activities	(2,953)	(2,281)

Cash flows from financing activities
Payments to bank on credit facility	(21,750)	(27,000)
Issuance of common stock upon option exercise	453	500
Issuance of common stock for ESPP	36	29
Net cash used in financing activities	(21,261)	(26,471)
Effect of exchange rate changes on cash	(213)	69
Net decrease in cash and cash equivalents	(4,757)	(3,858)
Cash and cash equivalents, beginning of year	20,123	16,548
Decrease in restricted cash	---	20
Cash and cash equivalents, end of period	$15,366	$12,710
Supplemental information:
Cash flows during the period for:
Interest	$1,345	$812
Income taxes	$1,113	$2,082
Income tax refunds received	$463	$84

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, the results of its operations for the three-month periods ended March 31, 2005 and 2004, and its cash flows for the three-month periods ended March 31, 2005 and 2004.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2004.

Due to the seasonality of our business, the results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

Note 2 - Business Combinations

RC2 Corporation and The First Years Inc.

On September 15, 2004, the Company acquired The First Years Inc. (TFY) for approximately $156.1 million in cash (excluding transaction expenses). TFY, based in Avon, Massachusetts, is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Disney’s Winnie the Pooh. TFY’s products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in our condensed consolidated statements of earnings since the effective date of acquisition. The purchase was funded with the Company’s new credit facility (See Note 7 - “Debt”). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $97.1 million and $97.6 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, respectively.

The purchase price was allocated to the net assets of TFY based on their estimated relative fair values on September 15, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$154,535
Less:
Current assets	$46,844
Property, plant and equipment	10,026
Intangible assets	18,250
Other long-term assets	175
Liabilities	(17,828)	(57,467)
Excess of purchase price over net assets acquired		$97,068

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

See table following the discussion of Playing Mantis, Inc. for pro forma combined results.

RC2 Corporation and Playing Mantis, Inc.

On June 7, 2004, the Company acquired substantially all the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Closing consideration consisted of $17.0 million of cash (excluding transaction expenses) and 91,388 shares of the Company’s common stock. Additional cash consideration of up to $4.0 million may be earned in the transaction by Playing Mantis of which $2.0 million was based on achieving net sales and margin targets for 2004 and the remaining $2.0 million is based on achieving net sales targets for 2005. The contingent consideration for 2004 was not payable because the net sales and margin targets were not met in 2004. Playing Mantis, based in Mishawaka, Indiana prior to the acquisition, designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands and collectible figures under the Memory Lane™ brand. Playing Mantis’ products are primarily sold at mass merchandising, hobby, craft, drug and grocery chains. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our condensed consolidated statements of earnings since the effective date of the acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $13.5 million and $14.1 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, respectively.

The purchase price was allocated to the net assets of Playing Mantis based on their estimated relative fair values on June 1, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$20,106
Less:
Current assets	$5,205
Property, plant and equipment	4,966
Liabilities	(3,549)	(6,622)
Excess of purchase price over net assets acquired		$13,484

The allocation of the purchase price is subject to final determination based on valuations and other determinations that will be completed as soon as practical but no later than by the end of the second quarter of 2005 including performing valuations to determine the fair value of any acquired identifiable assets. To the extent such assets are amortizable, amortization expense will be increased.

The following table presents the unaudited pro forma combined results of operations for the three months ended March 31, 2004 and assumes that the TFY and Playing Mantis acquisitions occurred as of January 1, 2004.

(In thousands, except per share data)

2004
(Unaudited)

Net sales	$102,390

Net income	$4,015
Net income per share:
Basic	$0.23
Diluted	$0.22

Pro forma data does not purport to be indicative of the results that would have been obtained had these acquisitions actually occurred at January 1, 2004 and is not intended to be a projection of future results.

RC2 Corporation and Learning Curve International, Inc.

On March 4, 2003, with an effective date of February 28, 2003, the Company acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company's common stock, including $12 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. LCI develops and markets a variety of high-quality, award-winning children’s and infant toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in our condensed consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with a credit facility (See Note 7 - “Debt”).

The escrow account to secure Learning Curve’s indemnification obligations under the merger agreement was approximately $2.8 million at March 31, 2005. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve’s representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve’s historical business. The Company may make indemnification claims against the escrow account until the later of March 31, 2005 or the 10th day following resolution of any tax audit or similar proceeding subject to potential indemnification under the merger agreement. Learning Curve is currently subject to a tax audit which is subject to potential indemnification under the merger agreement, and as a result, the escrow account will not close before the 10th day following the resolution of this tax audit. In February 2005, the Company notified the representatives of the former Learning Curve shareholders of the tax audit and an additional indemnification claim, and in April 2005, the Company notified the representatives of the former Learning Curve shareholders of another indemnification claim.

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

If compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan (ESPP), had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

	For the three months ended March 31,
	2005	2004
(In thousands, except per share data)	(Unaudited)	(Unaudited)

Net income as reported	$7,828	$2,942
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(441)	(286)

Pro forma net income	$7,387	$2,656
Basic net income per share
As reported	$0.38	$0.17
Pro forma	$0.36	$0.15
Diluted net income per share
As reported	$0.37	$0.16
Pro forma	$0.34	$0.14

The fair value of each stock option, excluding options issued for shares under the ESPP, is estimated on the date of grant based on the Black-Scholes option pricing model that assumes, among other things, no dividend yield, risk-free rates of return from 3.53% to 5.74%, volatility factors of 54.50% to 87.76% and expected life of 7 to 10 years. The weighted average fair value of options granted under the Company’s stock option plan during the first three months of 2005 and 2004 was $18.64 and $18.38, respectively.

The fair value of each option issued under the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free rates of return from 0.93% to 2.32%, volatility factors of 32.84% to 79.16% and expected life of three months. The weighted average fair value of those purchase rights granted during the first three months of 2005 and 2004 was $6.69 and $6.15, respectively.

During the first quarter of 2005, the Company evaluated the method that had historically been used to calculate the volatility factors used in valuing stock options issued, both under the stock option plan and the ESPP. The Company had been using historical Company results to compute the volatility used in valuing the stock options issued. As the Company’s business has changed significantly as a result of the acquisitions completed, the historical stock price movements are not a good indicator of expected future results. Therefore, the Company has changed the method used to calculate the volatility factor for those options issued under the stock option plan to correspond with the average volatility factor of those companies included in a recent peer group study. The Company also changed the method used to calculate the volatility factor for those options issued under the ESPP to that of the volatility during the most recent three month period, as it more accurately projects the expected volatility over the three month ESPP period being valued.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized as the options vest and additional awards may be granted.

Note 4 - Business Segments

The Company is a leading designer, producer and marketer of innovative, high-quality toys, collectibles, hobby and infant care products targeted to consumers of all ages, as measured by sales and brand recognition. The Company historically had reported its results by geographic area in accordance with the enterprise wide disclosure requirements of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

During the third quarter of 2004, in conjunction with the acquisition of TFY, the Company determined its reportable segments to be North America and International. The North America segment includes the United States, Canada and Mexico. The International segment includes non-North America markets.

Segment performance is measured at the operating income level. Segment assets are comprised of all assets, net of applicable reserves and allowances.

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
(In thousands)	2005	2004
Net sales:
North America	$84,175	$51,799
International	12,698	9,684
Sales and transfers between segments	(384)	(183)
Combined total	$96,489	$61,300

Operating income:
North America	$11,633	$4,025
International	1,834	1,402
Combined total	$13,467	$5,427

(In thousands)	March 31, 2005	December 31, 2004
Total assets:
North America	$502,914	$525,526
International	61,888	60,222
Combined total	$564,802	$585,748

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by each group of product categories and by distribution channel. With the acquisitions of Playing Mantis and TFY in 2004, the Company revised its product categories to reflect the Company’s three product platforms: collectible products, children’s toys and infant products. The presentation is consistent with how the Company views its business. The following table presents consolidated net sales by product category and by distribution channel for the three months ended March 31, 2005 and 2004:

(In thousands)	2005	2004
Collectible products	$24,712	$25,876
Children’s toys	33,980	30,465
Infant products	37,797	4,959
Net sales	$96,489	$61,300

Chain retailers	$60,145	$27,746
Specialty and hobby wholesalers and retailers	26,719	24,490
OEM dealers	6,372	4,156
Corporate promotional	2,547	3,163
Direct to consumers	706	1,745
Net sales	$96,489	$61,300

Note 5 - Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the three-month periods ended March 31, 2005 and 2004 is calculated as follows:

(In thousands)	2005	2004
Net income	$7,828	$2,942
Other comprehensive (loss) income - foreign currency
translation adjustments	(1,091)	664
Comprehensive income	$6,737	$3,606

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	March 31, 2005	December 31, 2004
Voting Common Stock	28,000,000	$0.01	20,549,744	20,462,659

At December 31, 2004, the Company held 1,832,174 shares of its common stock in treasury. In January of 2005 and 2004, the Company sold 1,227 shares and 1,634 shares, respectively, out of treasury to Company employees under the ESPP for $36,000 and $29,192, respectively.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt. Additionally, the Company incurred $0.3 million of costs associated with the offering and these costs have been reflected as a reduction of stockholders’ equity on the Company’s condensed consolidated balance sheets at March 31, 2005 and December 31, 2004.

As discussed in Note 2, the Company issued 91,388 shares of the Company’s common stock in June 2004 in connection with its acquisition of Playing Mantis.

Note 7 - Debt

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. Forty million dollars of the term loan has an interest rate of 3.45% through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At March 31, 2005, the margin in effect was 1.50% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2005, the Company had $109.5 million outstanding on this credit facility and was in compliance with all covenants.

In conjunction with the new credit facility, the Company expensed approximately $0.5 million of deferred financing fees related to the Company’s March 2003 credit facility in interest expense during the third quarter of 2004. In addition, the Company incurred approximately $1.9 million in financing fees on the new credit facility which is included in other non-current assets in the accompanying condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 and is being charged to interest expense through September 2008.

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

Note 8 - Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options to purchase 291,010 shares of common stock at prices between $31.27 and $34.65 per share were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares.

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

Note 12 - Related Party Transactions

The Company purchased some of its product during the first quarter of 2005 and 2004 from a company in which a relative of one of the Company’s stockholders/directors has ownership interests. Additionally, during the first quarter of 2005, the Company began purchasing product from a second company in which the same relative of one of the Company’s stockholders/directors has a partial ownership interest. The Company purchased approximately $0.9 million of product from the second company during the first quarter of 2005.

Note 13 - Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

The Company markets a significant portion of its products with licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has over 700 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the three months ended March 31, 2005 and 2004.

In conjunction with the acquisition of TFY during the third quarter of 2004, the Company acquired purchase commitments with certain vendors relating to product and product components which are kept on hand to shorten lead times. In the event the product is discontinued, the Company would be required to reimburse the vendor for the cost of the products and product components on hand. At March 31, 2005, the total commitment to these vendors was approximately $1.3 million.

Note 14 - Insurance Recovery

During the first quarter of 2004, the Company received an insurance recovery of approximately $232,000 relating to the lost margin on product destroyed during a fire at the Company’s third-party warehouse in the United Kingdom in October 2003. This insurance recovery is included in the Company’s cost of sales for the three months ended March 31, 2004.

Note 15 - Employee Benefit Plans

The Company maintains a funded noncontributory defined benefit pension plan that covers a select group of the Company’s workforce. The plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Service cost	$27	$28
Interest cost	192	172
Expected return on plan assets	(245)	(216)
Amortization of prior service costs	5	5
Amortization of net loss	93	45
Net periodic benefit cost	$72	$34

The Company contributed $209,238 to the pension benefit plan during the three months ended March 31, 2005. The Company expects to make additional contributions during the fiscal 2005 year of approximately $1.0 million.

Note 16 - Assets Held for Sale

Assets held for sale in the amount of $4.2 million primarily represents the land and building located in Avon, Massachusetts. The warehouse was relocated in the first quarter of 2005 and the office will be relocated in the second quarter of 2005.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the quarter ended March 31, 2005, increased approximately 57.4% primarily due to the addition of TFY. Gross margin increased to 50.9% for the first quarter of 2005 from 50.6% for the first quarter of 2004 primarily due to product sales mix. Selling, general and administrative expenses as a percentage of net sales decreased to 36.9% for the first quarter of 2005 from 41.8% for the first quarter of 2004. Operating income increased to $13.5 million for the first quarter of 2005 compared to $5.4 million for the first quarter of 2004. As a percentage of net sales, operating income increased to 14.0% for the first quarter of 2005 from 8.8% for the first quarter of 2004.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net sales. Net sales for the first quarter of 2005 increased $35.2 million, or 57.4%, to $96.5 million from $61.3 million for the first quarter of 2004. This sales increase was primarily attributable to the addition of TFY which is reflected in the significant increase in the infant products category. Net sales increases occurred in our children’s toys and our infant products categories, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our children's toy category increased approximately 11.5% primarily driven by the Thomas & Friends and John Deere ride-on and toy vehicle product lines. Net sales in our infant products category increased approximately 662.2% primarily due to the addition of TFY. Net sales in our collectible products category decreased approximately 4.5% primarily due to the continued tough comparisons to The Fast and The Furious product line in the first quarter of 2004, lower overall NASCAR product sales and the discontinuance of distribution at NASCAR events in the first quarter of 2005.

On a pro forma basis, net sales for the first quarter of 2005 excluding $0.7 million in net sales of discontinued product lines decreased 1.3% when compared to the first quarter of 2004 net sales excluding $5.3 million in net sales from these discontinued product lines. The pro forma net sales assume that the Playing Mantis and TFY acquisitions occurred as of January 1, 2004.

Gross profit. Gross profit increased $18.1 million, or 58.4%, to $49.1 million for the three months ended March 31, 2005 from $31.0 million for the three months ended March 31, 2004. The gross profit margin (as a percentage of net sales) increased slightly to 50.9% in the first quarter of 2005 compared to 50.6% in the first quarter of 2004 primarily due to a favorable product sales mix, the discontinuance of low volume and low margin product lines and the implementation of selective price increases which helped partially offset increased input costs. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. Historically, all of our product categories approximated a similar gross margin; however, individual product lines within a category carried gross margins that varied significantly and caused quarterly fluctuations, based on the timing of these individual shipments throughout the year. Due to the 2004 acquisition of TFY, which has higher sales of non-licensed products that carry lower selling prices and gross margins than the Company has had historically, our quarterly gross margins could not only significantly fluctuate, but could be lower than those historically reported. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $10.0 million, or 39.1%, to $35.6 million for the three months ended March 31, 2005 from $25.6 million for the three months ended March 31, 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 36.9% for the three months ended March 31, 2005 from 41.8% for the three months ended March 31, 2004. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to operating leverage gained from increased sales from the 2004 acquisitions, disciplined control over discretionary operating costs and the timing of certain marketing costs.

Operating income. Operating income increased to $13.5 million for the first quarter of 2005 from $5.4 million for the first quarter of 2004. As a percentage of net sales, operating income also increased to 14.0% of net sales in the first quarter of 2005 from 8.8% in the prior year first quarter.

Net interest expense. Net interest expense of $1.3 million for the three months ended March 31, 2005 and $0.8 million for the three months ended March 31, 2004 relates primarily to bank term loans and lines of credit. The increase in net interest expense was primarily due to the increase in average outstanding debt balances.

Income tax. Income tax expense for the three months ended March 31, 2005 and 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 36.0%.

Related Party Transactions

The Company purchased some of its product during the first quarter of 2005 and 2004 from a company in which a relative of one of the Company’s stockholders/directors has ownership interests. Additionally, during the first quarter of 2005, the Company began purchasing product from a second company in which the same relative of one of the Company’s stockholders/directors has a partial ownership interest. The Company purchased approximately $0.9 million of product from the second company during the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of approximately $19.7 million during the three months ended March 31, 2005. Capital expenditures for the three months ended March 31, 2005 were approximately $3.3 million, of which approximately $2.7 million was for molds and tooling. Cash and cash equivalents decreased by approximately $4.8 million during the three months ended March 31, 2005.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. Forty million dollars of the term loan has an interest rate of 3.45% through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At March 31, 2005, the margin in effect was 1.50% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2005, the Company had $109.5 million outstanding on this credit facility and was in compliance with all covenants.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt.

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a credit facility to replace its previous credit facility. This credit facility was comprised of a $60.0 million term loan and an $80.0 million revolving loan, both of which were to mature on April 30, 2006. Thirty million dollars of the term loan had an interest rate of 2.61% plus applicable margin through the maturity of the agreement. The remaining term loan and revolving loan bore interest, at the Company's option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin was based on the Company's ratio of consolidated debt to consolidated EBITDA and varied between 0.75% and 1.75%. This facility was replaced with the September 2004 credit facility discussed above.

During the three months ended March 31, 2005, the Company made total payments of $18.0 million on its line of credit and $3.8 million on its term loan. At March 31, 2005, the Company had $67.0 million available on its line of credit.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2005, principally for molds and tooling, will be approximately $16.0 million.

The Company believes that its cash flow from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2005. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those instruments. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This statement is effective as of the beginning of the first annual period beginning after June 15, 2005. The Company will adopt this statement for the quarter beginning January 1, 2006. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table provided under Note 3 - Accounting for Stock-Based Compensation. We plan to use the prospective method and accordingly will not be restating prior periods upon adoption of SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This FSP was issued to provide accounting and disclosure guidance for the repatriation provision of the American Jobs Creation Act of 2004 (the Act) which was signed into law on October 22, 2004. This FSP was effective upon issuance. Pursuant to the Act, the Company is in the process of evaluating those provisions relating to the repatriation of certain foreign earnings that are repatriated, as defined in the Act. The Company may elect to apply this provision in 2005. The Company has started its evaluation of the effects of the repatriation provision, but does not expect to complete the evaluation until after the Treasury Department provides additional clarifying language on key elements of the provision. Once such additional clarifying language is provided, the Company expects to be able to complete its evaluation within a reasonable time. The range of possible amounts the Company is considering repatriating is between zero and $5.5 million. The related range of income tax effects of such repatriation is between zero and $0.7 million.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the Company may experience unanticipated difficulties in integrating its acquisition of The First Years; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations could increase the Company’s expenses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with its credit agreement and foreign currency exchange rate risk associated with its foreign operations.

Based on the Company's interest rate exposure on variable rate borrowings at March 31, 2005, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $57,917 per month and a five percentage point increase would increase future interest expense by approximately $289,583 per month. The Company determined these amounts based on approximately $69.5 million of variable rate borrowings at March 31, 2005, multiplied by 1% and 5%, respectively, and divided by 12. The Company currently is not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

Dated this 9th day of May 2005.

RC2 CORPORATION

By:	/s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer

By:	/s/ Jody L. Taylor
Jody L. Taylor, Chief Financial Officer and Secretary