Form 10-Q
period 2005-06-30
RC2 CORP
filed 2005-08-08
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

On August 1, 2005, there were outstanding 20,642,239 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

JUNE 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	June 30, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Assets
Cash and cash equivalents	$11,264	$20,123
Accounts receivable, net	87,333	93,616
Inventory	78,361	55,023
Assets held for sale	5,547	4,186
Other current assets	14,375	21,432
Total current assets	196,880	194,380
Property and equipment, net	47,339	48,857
Goodwill	276,755	282,367
Intangible assets, net	60,793	58,243
Other non-current assets	1,755	1,901
Total assets	$583,522	$585,748

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$76,511	$64,040
Current maturities of term loan	19,688	16,562
Other current liabilities	857	847
Total current liabilities	97,056	81,449
Revolving line of credit	27,000	50,000
Non-current portion of term loan	54,062	64,688
Other long-term liabilities	41,226	42,849
Total liabilities	219,344	238,986
Stockholders’ equity	364,178	346,762
Total liabilities and stockholders' equity	$583,522	$585,748

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$108,811	$69,399	$205,300	$130,699
Cost of sales	56,067	32,661	103,434	62,952
Gross profit	52,744	36,738	101,866	67,747
Selling, general and administrative expenses	36,413	26,559	71,974	52,141
Amortization of intangible assets	156	---	250	---
Operating income	16,175	10,179	29,642	15,606
Interest expense, net	1,714	668	3,035	1,454
Other income	(266)	(127)	(351)	(85)
Income before income taxes	14,727	9,638	26,958	14,237
Income tax expense	4,964	3,468	9,367	5,125
Net income	$9,763	$6,170	$17,591	$9,112
Net income per share:
Basic	$0.47	$0.35	$0.86	$0.52
Diluted	$0.45	$0.33	$0.82	$0.49
Weighted average shares outstanding:
Basic	20,593	17,540	20,545	17,481
Diluted	21,545	18,655	21,488	18,576

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$17,591	$9,112
Depreciation and amortization	6,918	6,000
Amortization of deferred financing costs	241	148
(Gain) loss on sale of assets	(90)	40
Changes in operating assets and liabilities	2,599	15,207
Net cash provided by operating activities	27,259	30,507

Cash flows from investing activities
Purchase of property and equipment	(6,582)	(5,958)
Purchase of Playing Mantis, net of cash acquired	---	(16,272)
Purchase of TFY, net of cash acquired	38	---
Proceeds from disposal of property and equipment	527	87
Increase in other non-current assets	(87)	(17)
Net cash used in investing activities	(6,104)	(22,160)

Cash flows from financing activities
Proceeds from bank on credit facility	---	22,000
Payments to bank on credit facility	(30,500)	(35,750)
Issuance of common stock upon option exercise	928	666
Issuance of common stock for ESPP	82	59
Net cash used in financing activities	(29,490)	(13,025)
Effect of exchange rate changes on cash	(524)	(98)
Net decrease in cash and cash equivalents	(8,859)	(4,776)
Cash and cash equivalents, beginning of year	20,123	16,548
Decrease in restricted cash	---	33
Cash and cash equivalents, end of period	$11,264	$11,805
Supplemental information:
Cash flows during the period for:
Interest	$2,547	$1,372
Income taxes	$5,605	$5,364
Income tax refunds received	$4,564	$126

Non-cash investing and financing activity during the period:
91,388 shares of stock issued for the purchase of Playing Mantis	$ ---	$2,868

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, the results of its operations for the three-month and six-month periods ended June 30, 2005 and 2004, and its cash flows for the six-month periods ended June 30, 2005 and 2004.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2004.

Due to the seasonality of our business, the results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

Note 2 - Business Combinations

RC2 Corporation and The First Years Inc.

On September 15, 2004, the Company acquired The First Years Inc. (TFY) for approximately $156.1 million in cash (excluding transaction expenses). TFY is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Disney’s Winnie the Pooh. TFY’s products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in our condensed consolidated statements of earnings since the effective date of acquisition. The purchase was funded with the Company’s new credit facility (See Note 7 - “Debt”). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $95.8 million and $97.6 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at June 30, 2005 and December 31, 2004, respectively.

The purchase price was allocated to the net assets of TFY based on their estimated relative fair values on September 15, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$154,529
Less:
Current assets	$ 46,317
Property, plant and equipment	11,382
Intangible assets	18,250
Other long-term assets	175
Liabilities	(17,443)	(58,681)
Excess of purchase price over net assets acquired		$ 95,848

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

RC2 Corporation and Playing Mantis, Inc.

On June 7, 2004, the Company acquired substantially all of the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Closing consideration consisted of $17.0 million of cash (excluding transaction expenses) and 91,388 shares of the Company’s common stock. Additional cash consideration of up to $4.0 million may be earned in the transaction by Playing Mantis of which $2.0 million was based on achieving net sales and margin targets in 2004 and the remaining $2.0 million is based on achieving net sales targets for 2005. The contingent consideration for 2004 was not payable because the net sales and margin targets were not met in 2004. Playing Mantis designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands and collectible figures under the Memory Lane™ brand. Playing Mantis’ products are primarily sold at mass merchandising, hobby, craft, drug and grocery chains. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our condensed consolidated statements of earnings since the effective date of the acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $11.2 million and $14.1 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at June 30, 2005 and December 31, 2004, respectively.

The purchase price was allocated to the net assets of Playing Mantis based on their estimated relative fair values on June 1, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$20,106
Less:
Current assets	$ 5,424
Property, plant and equipment	4,111
Intangible assets	3,114
Liabilities	(3,701)	(8,948)
Excess of purchase price over net assets acquired		$11,158

The following table presents the unaudited pro forma combined results of operations for the three months and the six months ended June 30, 2004 and assumes that the TFY and Playing Mantis acquisitions occurred as of January 1, 2004.

(In thousands, except per share data)

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(Unaudited)	(Unaudited)

Net sales	$109,327	$211,717

Net income	$6,803	$10,818
Net income per share:
Basic	$0.39	$0.62
Diluted	$0.36	$0.58

Pro forma data does not purport to be indicative of the results that would have been obtained had these acquisitions actually occurred at January 1, 2004 and is not intended to be a projection of future results.

RC2 Corporation and Learning Curve International, Inc.

On March 4, 2003, with an effective date of February 28, 2003, the Company acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company's common stock, including $12.0 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. LCI develops and markets a variety of high-quality, award-winning children's and infant toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in our condensed consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with a credit facility (See Note 7 - “Debt”).

The escrow amount to secure Learning Curve’s indemnification obligations under the merger agreement was approximately $2.8 million at June 30, 2005. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve’s representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve’s historical business. The Company may make indemnification claims against the escrow account until the later of March 31, 2005 or the 10th day following resolution of any tax audit or similar proceeding subject to potential indemnification under the merger agreement. Learning Curve is currently subject to a tax audit which is subject to potential indemnification under the merger agreement, and as a result, the escrow account will not close before the 10th day following the resolution of this tax audit. In February 2005, the Company notified the representatives of the former Learning Curve shareholders of the tax audit and an additional indemnification claim, and in April 2005, the Company notified the representatives of the former Learning Curve shareholders of another indemnification claim.

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

If compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan (ESPP), had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
(In thousands, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income as reported	$9,763	$6,170	$17,591	$9,112
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(545)	(392)	(986)	(678)

Pro forma net income	$9,218	$5,778	$16,605	$8,434
Basic net income per share
As reported	$0.47	$0.35	$0.86	$0.52
Pro forma	$0.45	$0.33	$0.81	$0.48
Diluted net income per share
As reported	$0.45	$0.33	$0.82	$0.49
Pro forma	$0.43	$0.31	$0.77	$0.45

The fair value of each stock option, excluding options issued for shares under the ESPP, is estimated on the date of grant based on the Black-Scholes option pricing model that assumes, among other things, no dividend yield, risk-free rates of return from 3.53% to 5.74%, volatility factors of 54.50% to 87.76% and expected life of 7 to 10 years. The weighted average fair value of options granted under the Company’s stock option plan during the first six months of 2005 and 2004 was $18.65 and $18.98, respectively.

The fair value of each option issued under the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free rates of return from 0.93% to 2.80%, volatility factors of 31.57% to 79.16% and expected life of three months. The weighted average fair value of those purchase rights granted during the first half of 2005 and 2004 was $6.94 and $7.14, respectively.

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

The Company’s reportable segments under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” are North America and International. The North America segment includes the United States, Canada and Mexico. The International segment includes non-North America markets.

Segment performance is measured at the operating income level. Segment assets are comprised of all assets, net of applicable reserves and allowances.

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,
(In thousands)	2005	2004
Net sales:
North America	$93,868	$57,962
International	15,188	11,641
Sales and transfers between segments	(245)	(204)
Combined total	$108,811	$69,399

Operating income:
North America	$12,822	$7,993
International	3,353	2,186
Combined total	$16,175	$10,179

(In thousands)	June 30, 2005	December 31, 2004
Total assets:
North America	$520,598	$525,526
International	62,924	60,222
Combined total	$583,522	$585,748

	Six Months Ended June 30,
(In thousands)	2005	2004
Net sales:
North America	$178,043	$109,761
International	27,886	21,325
Sales and transfers between segments	(629)	(387)
Combined total	$205,300	$130,699

Operating income:
North America	$24,455	$12,018
International	5,187	3,588
Combined total	$29,642	$15,606

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by each group of product categories and by distribution channel. With the acquisitions of Playing Mantis and TFY in 2004, the Company revised its product categories to reflect the Company’s three product platforms: collectible products, children’s toys and infant products. The presentation is consistent with how the Company views its business. The following tables present consolidated net sales by product category and by distribution channel for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
(In thousands)	2005	2004
Collectible products	$30,627	$33,258
Children’s toys	39,598	31,589
Infant products	38,586	4,552
Net sales	$108,811	$69,399

Chain retailers	$65,166	$28,346
Specialty and hobby wholesalers and retailers	31,319	27,642
OEM dealers	7,444	7,098
Corporate promotional	4,385	3,754
Direct to consumers	497	2,559
Net sales	$108,811	$69,399

	Six Months Ended June 30,
(In thousands)	2005	2004
Collectible products	$55,339	$59,134
Children’s toys	73,578	62,054
Infant products	76,383	9,511
Net sales	$205,300	$130,699

Chain retailers	$125,311	$56,092
Specialty and hobby wholesalers and retailers	58,038	52,132
OEM dealers	13,816	11,254
Corporate promotional	6,932	6,917
Direct to consumers	1,203	4,304
Net sales	$205,300	$130,699

Note 5 - Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the six-month periods ended June 30, 2005 and 2004 is calculated as follows:

(In thousands)	2005	2004
Net income	$17,591	$9,112
Other comprehensive (loss) income - foreign currency
translation adjustments	(2,826)	25
Comprehensive income	$14,765	$9,137

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	June 30, 2005	December 31, 2004

Voting Common Stock	28,000,000	$0.01	20,631,893	20,462,659

At December 31, 2004, the Company held 1,832,174 shares of its common stock in treasury. During the first half of 2005, the Company sold a total of 2,883 shares out of treasury to Company employees under the ESPP for $82,486. During the first half of 2004, the Company sold a total of 3,251 shares out of treasury to Company employees under the ESPP for $59,695.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt. Additionally, the Company incurred $0.3 million of costs associated with the offering and these costs have been reflected as a reduction of stockholders’ equity on the Company’s condensed consolidated balance sheets at June 30, 2005 and December 31, 2004.

As discussed in Note 2, the Company issued 91,388 shares of the Company’s common stock in June 2004 in connection with its acquisition of Playing Mantis.

Note 7 - Debt

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At June 30, 2005, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On June 30, 2005, the Company had $100.8 million outstanding on this credit facility and was in compliance with all covenants.

In conjunction with the new credit facility, the Company expensed approximately $0.5 million of deferred financing fees related to the Company’s March 2003 credit facility in interest expense during the third quarter of 2004. In addition, the Company incurred approximately $1.9 million in financing fees on the new credit facility which is included in other non-current assets in the accompanying condensed consolidated balance sheets at June 30, 2005 and December 31, 2004 and is being charged to interest expense through September 2008.

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

Note 8 - Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options to purchase 2,752 shares of common stock at prices between $33.84 and $34.65 per share were outstanding during the six months ended June 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

Note 12 - Related Party Transactions

The Company purchased some of its product during the first half of 2005 and 2004, from a company in which a relative of one of the Company’s stockholders/directors has ownership interests. Additionally, in 2005, the Company began purchasing product from a second company in which the same relative of one of the Company’s stockholders/directors has a partial ownership interest.

Note 13 - Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

During the second quarter of 2005, the Company entered into a five year, three-month lease agreement for 21,650 square feet of office space located in Stoughton, Massachusetts. The Company’s total rent commitment over the five year, three-month term is $1.8 million, which equates to an average monthly rent payment of $28,036. The Avon, Massachusetts office was relocated to this facility. The Company has signed a letter of intent to sell the building in Avon, Massachusetts.

The Company markets a significant portion of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has over 700 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the six months ended June 30, 2005 and 2004.

In conjunction with the acquisition of TFY during the third quarter of 2004, the Company acquired purchase commitments with certain vendors relating to product and product components which are kept on hand to shorten lead times. In the event the product is discontinued, the Company would be required to reimburse the vendor for the cost of the products and product components on hand. At June 30, 2005, the total commitment to these vendors was approximately $0.5 million.

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

The components of net periodic benefit cost for the three months ended June 30, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Service cost	$27	$27
Interest cost	192	172
Expected return on plan assets	(245)	(216)
Amortization of prior service costs	5	5
Amortization of net loss	93	45
Net periodic benefit cost	$72	$33

The components of net periodic benefit cost for the six months ended June 30, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Service cost	$54	$55
Interest cost	384	344
Expected return on plan assets	(490)	(432)
Amortization of prior service costs	10	10
Amortization of net loss	186	90
Net periodic benefit cost	$144	$67

The Company contributed $0.7 million to the pension benefit plan during the six months ended June 30, 2005. The Company does not expect to make any additional contributions during the remainder of 2005.

Note 16 - Assets Held for Sale

During the second quarter of 2005, the Company accepted and signed a letter of intent related to the sale of the land and building located in Avon, Massachusetts. Assets held for sale in the amount of $5.5 million primarily represents the land and building at this location. The Company expects to close on this sale during the third quarter of 2005.

Note 17 - Subsequent Events

In July 2005, the Company invested in Meteor The Monster Truck Company, LLC (Meteor). After recovery of its capital contributions and preferred return, the Company will share in 7.5% of the profits and losses of Meteor.  The Company has committed to contribute $750,000 to Meteor, of which approximately $530,000 has been funded. The Company determined that the investment in Meteor will be accounted for using the equity method of accounting based on the Company’s ability to exercise significant influence over the operating and financial policies of Meteor as a result of its representation on the board of directors.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the quarter ended June 30, 2005 increased approximately 56.8% primarily due to the addition of TFY. Gross margin decreased to 48.4% for the second quarter of 2005 from 52.9% for the second quarter of 2004 primarily due to the impact of our 2004 acquisitions which historically have had gross margins lower than RC2, as well as a less favorable product mix and higher freight and product costs than that experienced in the second quarter of 2004. Selling, general and administrative expenses as a percentage of net sales decreased to 33.5% for the second quarter of 2005 from 38.3% for the second quarter of 2004. Operating income increased to $16.2 million for the second quarter of 2005 compared to $10.2 million for the second quarter of 2004. As a percentage of net sales, operating income increased to 14.9% for the second quarter of 2005 from 14.7% for the second quarter of 2004.

Net sales for the first half of 2005 increased approximately 57.1% primarily due to the addition of TFY. Gross margin decreased to 49.6% for the first half of 2005 from 51.8% for the first half of 2004 primarily due to the impact of our 2004 acquisitions which historically have had gross margins lower than RC2, as well as a less favorable product mix and higher freight and product costs than that experienced in the first half of 2004. Selling, general and administrative expenses as a percentage of net sales decreased to 35.1% for the first half of 2005 from 39.9% for the first half of 2004. Operating income increased to $29.6 million for the first half of 2005 compared to $15.6 million for the first half of 2004. As a percentage of net sales, operating income increased to 14.4% for the first half of 2005 from 11.9% for the first half of 2004.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net sales. Net sales for the second quarter of 2005 increased $39.4 million, or 56.8%, to $108.8 million from $69.4 million for the second quarter of 2004. The sales increase was primarily attributable to the addition of TFY which is reflected in the significant increase in our infant products category. Net sales also increased in our children’s toys category, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our children’s toys category increased approximately 25.4% primarily driven by Thomas & Friends and John Deere toy vehicles and initial shipments of the new Bob the Builder product line. Net sales in our infant products category increased approximately 747.7% primarily due to the addition of TFY. Net sales in our collectible products category decreased approximately 7.9% primarily due to the continued tough comparisons with both The Fast and The Furious and Orange County/American Chopper product lines in the second quarter of 2004, lower overall NASCAR product sales and the discontinuance of distribution at NASCAR trackside events in 2005.

Actual net sales for the second quarter of 2005, excluding $1.0 million in net sales of previously discontinued product lines, increased 3.9% when compared to the second quarter of 2004 pro forma net sales excluding $5.5 million in net sales from these same discontinued product lines. The pro forma net sales assume that the Playing Mantis and TFY acquisitions occurred as of January 1, 2004.

Gross profit. Gross profit increased $16.0 million, or 43.6%, to $52.7 million for the second quarter of 2005 from $36.7 million for the second quarter of 2004. The gross profit margin (as a percentage of net sales) decreased to 48.4% in the second quarter of 2005 compared to 52.9% in the second quarter of 2004 primarily due to the impact of our 2004 acquisitions which historically have had gross margins lower than RC2, as well as a less favorable product mix and higher freight and product costs than that experienced in the second quarter of 2004. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. Historically, all of our product categories approximated a similar gross margin; however, individual product lines within a category carried gross margins that varied significantly and caused quarterly fluctuations, based on the timing of these individual shipments throughout the year. Due to the 2004 acquisition of TFY, which has higher sales of non-licensed products that carry lower selling prices and gross margins than the Company has had historically, our quarterly gross margins could not only significantly fluctuate, but could be lower than those historically reported. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $9.8 million, or 36.8%, to $36.4 million for the second quarter of 2005 from $26.6 million for the second quarter of 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 33.5% for the second quarter of 2005 from 38.3% for the second quarter of 2004. The decrease in selling, general and administrative expenses as a percentage of net sales was due to operating leverage gained from increased sales from the 2004 acquisitions, disciplined control over discretionary operating costs and the timing of certain marketing costs.

Operating income. Operating income increased to $16.2 million for the second quarter of 2005 from $10.2 million for the second quarter of 2004. As a percentage of sales, operating income also increased to 14.9% of net sales in the second quarter of 2005 from 14.7% in the prior year second quarter.

Net interest expense. Net interest expense of $1.7 million for the second quarter of 2005 and $0.7 million for the second quarter of 2004 relates primarily to bank term loans and lines of credit. The increase in net interest expense was primarily due to the increase in average outstanding debt balances and an increase in the Company’s incremental borrowing rate.

Income tax. Income tax expense for the second quarter of 2005 and 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 33.7% and 36.0%, respectively. During the second quarter of 2005, the Company changed its tax rate to 37.4% based on updated estimates of projected state tax costs. Additionally during the second quarter of 2005, the Company released approximately $0.7 million, or $0.03 per diluted share, of income tax accruals stemming from the resolution of specific outstanding state and foreign tax issues.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net sales. Net sales for the first half of 2005 increased $74.6 million, or 57.1%, to $205.3 million from $130.7 million for the first half of 2004. This sales increase was primarily attributable to the addition of TFY which is reflected in the significant increase in the infant products category. Net sales also increased in our children’s toys category, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our children’s toys category increased approximately 18.6% primarily driven by strong performance of Thomas & Friends and John Deere toy vehicles and initial shipments of the new Bob the Builder product line. Net sales in our infant products category increased approximately 703.1% primarily due to the addition of TFY. Net sales in our collectible products category decreased approximately 6.4% primarily due to the continued tough comparisons to both The Fast and The Furious and Orange County/American Chopper product lines in the first half of 2004, lower overall NASCAR product sales and the discontinuance of distribution at NASCAR trackside events in 2005.

Actual net sales for the first half of 2005, excluding $1.7 million in net sales of previously discontinued product lines, increased 1.4% when compared to the first half of 2004 pro forma net sales, excluding $10.9 million in net sales from these same discontinued product lines. The pro forma net sales assume that the Playing Mantis and TFY acquisitions occurred as of January 1, 2004.

Gross profit. Gross profit increased $34.2 million, or 50.5%, to $101.9 million for the first half of 2005 from $67.7 million for the first half of 2004. The gross profit margin (as a percentage of net sales) decreased to 49.6% in the first half of 2005 compared to 51.8% in the first half of 2004 primarily due to the impact of the 2004 acquisitions which historically have had gross margins lower than RC2, a less favorable product mix and higher freight and product costs than that experienced in the first half of 2004. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $19.9 million, or 38.2%, to $72.0 million for the first half of 2005 from $52.1 million for the first half of 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 35.1% for the first half of 2005 from 39.9% for the first half of 2004. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to operating leverage gained from increased sales from the 2004 acquisitions, disciplined control over discretionary operating costs and the timing of certain marketing costs.

Operating income. Operating income increased to $29.6 million for the first half of 2005 from $15.6 million for the first half of 2004. As a percentage of net sales, operating income also increased to 14.4% of net sales in the first half of 2005 from 11.9% in the first half of 2004.

Net interest expense. Net interest expense of $3.0 million for the first half of 2005 and $1.5 million for the first half of 2004 relates primarily to bank term loans and lines of credit. The increase in net interest expense was primarily due to the increase in average outstanding debt balances and an increase in the Company’s incremental borrowing rate.

Income tax. Income tax expense for the first half of 2005 and 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 34.7% and 36%, respectively. During the second quarter of 2005, the Company changed its tax rate to 37.4% based on updated estimates of projected state tax costs. Additionally during the second quarter of 2005, the Company released approximately $0.7 million, or $0.03 per diluted share, of income tax accruals stemming from the resolution of specific outstanding state and foreign tax issues.

Related Party Transactions

The Company purchased some of its product during the first half of 2005 and 2004 from a company in which a relative of one of the Company’s stockholders/directors has ownership interests. Additionally, in 2005 the Company began purchasing product from a second company in which the same relative of one of the Company’s stockholders/directors has a partial ownership interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of approximately $27.3 million during the first half of 2005. Inventory increased approximately $23.3 million during the first six months of 2005 and was one of the primary uses of cash from operations. Capital expenditures for the first half of 2005 were approximately $6.6 million, of which approximately $5.6 million was for molds and tooling. Payments on the Company’s credit facility were approximately $30.5 million for the first six months of 2005. Cash and cash equivalents decreased by approximately $8.9 million during the first half of 2005.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At June 30, 2005, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On June 30, 2005, the Company had $100.8 million outstanding on this credit facility and was in compliance with all covenants.

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

During the first half of 2005, the Company made total payments of $23.0 million on its line of credit and $7.5 million on its term loan. At June 30, 2005, the Company had $72.0 million available on its line of credit.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2005, principally for molds and tooling, will be approximately $16.0 million.

The Company believes that its cash flows from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2005. However, if the Company’s capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This FSP was issued to provide accounting and disclosure guidance for the repatriation provision of the American Jobs Creation Act of 2004 (the Act) which was signed into law on October 22, 2004. This FSP was effective upon issuance. Pursuant to the Act, the Company is in the process of evaluating those provisions relating to the repatriation of certain foreign earnings that are repatriated, as defined in the Act. The Company expects to complete its evaluation during the last half of 2005 and anticipates that any repatriation of funds will occur during the fourth quarter, at which time the Company will incur an additional tax charge. Currently, the range of possible amounts the Company is considering repatriating is between zero and $10.0 million.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations, particularly in the Chinese Renminbi or the Hong Kong dollar, could increase the Company’s expenses; customers and consumers may not accept the Company's products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with its credit agreement and foreign currency exchange rate risk associated with its foreign operations.

Based on the Company's interest rate exposure on variable rate borrowings at June 30, 2005, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $55,037 per month and a five-percentage point increase would increase future interest expense by approximately $275,184 per month. The Company determined these amounts based on approximately $66.0 million of variable rate borrowings at June 30, 2005, multiplied by 1% and 5%, respectively, and divided by 12. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

During July 2005, China revalued the Chinese Renminbi, abandoning the former method of pegging the Chinese Renminbi to the U.S. dollar. As expenses for the Company’s Chinese manufacturers are primarily denominated in Chinese Renminbi, a material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company’s expenses and therefore could adversely affect the Company’s profitability.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 6, 2005. The matters voted upon, including the number of votes cast for, against or withheld as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal I (Election of Directors)

	FOR	WITHHELD

Robert E. Dods	16,698,554	1,456,115
Boyd L. Meyer	16,586,087	1,568,582
Peter K.K. Chung	11,625,823	6,528,846
Curtis W. Stoelting	16,377,489	1,777,180
John S. Bakalar	16,914,573	1,240,096
John J. Vosicky	16,757,002	1,397,667
Paul E. Purcell	16,586,962	1,567,707
Daniel M. Wright	16,914,123	1,240,546
Thomas M. Collinger	17,601,297	553,372
Richard E. Rothkopf	16,341,444	1,813,225
Michael J. Merriman, Jr.	17,712,889	441,780

Proposal II (Approval of the RC2 Corporation 2005 Stock Incentive Plan.)

   FOR                             AGAINST   ABSTAIN   BROKER NON-VOTES

12,598,104            4,185,199        57,521    1,313,845

Proposal III (Approval of the RC2 Corporation Incentive Bonus Plan and the RC2 Corporation Top Management Additional Bonus Plan.)

   FOR   AGAINST   ABSTAIN   BROKER NON-VOTES

15,306,064          1,467,480       67,279    1,313,846

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

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

10.1
RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.2
Form of Grant Agreement for the RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.3
RC2 Corporation Incentive Bonus Plan and RC2 Corporation Top Management Additional Bonus Plan (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005.)

10.4	Outside Director Compensation Plan.

10.5	Employment Agreement, dated as of April 4, 2005, between the Company and Curtis W. Stoelting.

10.6	Employment Agreement, dated as of April 4, 2005, between the Company and Peter J. Henseler.

10.7	Employment Agreement, dated as of April 4, 2005, between the Company and Jody L. Taylor.

10.8	Employment Agreement, dated as of April 4, 2005, between the Company and Helena Lo.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

Dated this 8th day of August, 2005.

RC2 CORPORATION

By:	/s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer

By:	/s/ Jody L. Taylor
Jody L. Taylor, Chief Financial Officer and Secretary