Form 10-Q
period 2005-09-30
RC2 CORP
filed 2005-11-09
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Yes	X	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	X	No

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

On November 1, 2005, there were outstanding 20,696,546 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

SEPTEMBER 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2005	December 30, 2004
	(Unaudited)
Assets
Cash and cash equivalents	$20,077	$20,123
Accounts receivable, net	113,861	93,616
Inventory	88,097	55,023
Assets held for sale	5,115	4,186
Other current assets	12,782	21,432
Total current assets	239,932	194,380
Property and equipment, net	47,015	48,857
Goodwill	253,575	282,367
Intangible assets, net	100,028	58,243
Other non-current assets	2,161	1,901
Total assets	$642,711	$585,748

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$85,495	$64,040
Current maturities of term loan	21,250	16,562
Other current liabilities	880	847
Total current liabilities	107,625	81,449
Revolving line of credit	47,000	50,000
Non-current portion of term loan	48,750	64,688
Other non-current liabilities	56,516	42,849
Total liabilities	259,891	238,986
Stockholders’ equity	382,820	346,762
Total liabilities and stockholders' equity	$642,711	$585,748

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$142,567	$110,289	$347,867	$240,988
Cost of sales	72,833	54,283	176,267	117,235
Gross profit	69,734	56,006	171,600	123,753
Selling, general and administrative expenses	39,943	33,497	111,917	85,638
Amortization of intangible assets	845	---	1,095	---
Gain on sale of W. Britain product line	(1,953)	---	(1,953)	---
Operating income	30,899	22,509	60,541	38,115
Interest expense, net	1,522	1,011	4,557	2,465
Other expense (income)	4	(345)	(347)	(430)
Income before income taxes	29,373	21,843	56,331	36,080
Income tax expense	11,113	7,864	20,480	12,989
Net income	$18,260	$13,979	$35,851	$23,091
Net income per share:
Basic	$0.88	$0.72	$1.74	$1.28
Diluted	$0.85	$0.68	$1.67	$1.20
Weighted average shares outstanding:
Basic	20,656	19,348	20,582	18,108
Diluted	21,594	20,443	21,525	19,205

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
	For the nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$35,851	$23,091
Depreciation and amortization	11,429	9,342
Amortization of deferred financing costs	362	709
(Gain) loss on sale of assets	(2,031)	44
Changes in operating assets and liabilities	(25,253)	979
Net cash provided by operating activities	20,358	34,165

Cash flows from investing activities
Purchase of property and equipment	(9,948)	(10,955)
Purchase of Playing Mantis, net of cash acquired	---	(17,238)
Purchase of TFY, net of cash acquired	39	(155,745)
Proceeds from disposal of property and equipment	608	92
Proceeds from sale of W. Britain product line	2,850	---
Investment in Meteor	(529)	---
Increase in other non-current assets	(84)	(16)
Net cash used in investing activities	(7,064)	(183,862)

Cash flows from financing activities
Net proceeds from public offering of common stock	---	77,498
Proceeds from bank on credit facility	20,000	197,000
Payments to bank on credit facility	(34,250)	(117,000)
Issuance of common stock upon option exercise	1,349	1,590
Purchase of treasury stock	---	(822)
Issuance of common stock for ESPP	139	104
Net cash (used in) provided by financing activities	(12,762)	158,370
Effect of exchange rate changes on cash	(578)	(126)
Net (decrease) increase in cash and cash equivalents	(46)	8,547
Cash and cash equivalents, beginning of year	20,123	16,548
Decrease in restricted cash	---	33
Cash and cash equivalents, end of period	$20,077	$25,128
Supplemental information:
Cash flows during the period for:
Interest	$4,356	$1,774
Income taxes	$13,080	$10,390
Income tax refunds received	$4,997	$216

Non-cash investing and financing activity during the period: 91,388 shares of stock issued for the purchase of Playing Mantis	$ ---	$2,868

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2). All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of its operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and its cash flows for the nine-month periods ended September 30, 2005 and 2004.

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

Due to the seasonality of our business, the results of operations for the interim periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

Note 2 - Business Combinations

RC2 Corporation and The First Years Inc.

On September 15, 2004, the Company acquired The First Years Inc. (TFY) for approximately $156.1 million in cash (excluding transaction expenses). TFY is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Disney’s Winnie the Pooh. TFY’s products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in our consolidated statements of earnings since the effective date of acquisition. The purchase was funded with the Company’s credit facility (see Note 8 - “Debt”). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $73.1 million and $97.6 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at September 30, 2005 and December 31, 2004, respectively. During the quarter ended September 30, 2005, the Company completed its valuation of the assets acquired in the TFY transaction. As a result, approximately $40 million in other intangible assets have been recorded on the balance sheet that previously were reflected in goodwill.

The purchase price was allocated to the net assets of TFY based on their estimated relative fair values as of September 15, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$154,528
Less:
Current assets	$45,965
Property, plant and equipment	11,100
Intangible assets	58,238
Other long-term assets	175
Liabilities	(34,043)	(81,435)
Excess of purchase price over net assets acquired		$73,093

See table following the discussion of Playing Mantis, Inc. for pro forma combined results.

RC2 Corporation and Playing Mantis, Inc.

On June 7, 2004, the Company acquired substantially all of the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Closing consideration consisted of $17.0 million of cash (excluding transaction expenses) and 91,388 shares of the Company’s common stock. Additional cash consideration of up to $4.0 million may be earned in the transaction by Playing Mantis of which $2.0 million was based on achieving net sales and margin targets in 2004 and the remaining $2.0 million is based on achieving net sales targets for 2005. The contingent consideration for 2004 was not payable because the net sales and margin targets were not met in 2004. Playing Mantis designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands and collectible figures under the Memory Lane™ brand. Playing Mantis’ products are primarily sold at mass merchandising, hobby, craft, drug and grocery chains. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our condensed consolidated statements of earnings since the effective date of the acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $11.0 million and $14.1 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at September 30, 2005 and December 31, 2004, respectively. During the quarter ended June 30, 2005, the Company completed its valuation of the assets acquired in the Playing Mantis transaction. As a result, approximately $3 million in other intangible assets have been recorded on the balance sheet that previously were reflected in goodwill.

The purchase price was allocated to the net assets of Playing Mantis based on their estimated relative fair values as of June 1, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$20,106
Less:
Current assets	$5,424
Property, plant and equipment	4,111
Intangible assets	3,314
Liabilities	(3,777)	(9,072)
Excess of purchase price over net assets acquired		$11,034

The following table presents the unaudited pro forma combined results of operations for the three months and the nine months ended September 30, 2004 and assumes that the TFY and Playing Mantis acquisitions occurred as of January 1, 2004.

(In thousands, except per share data)

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Net sales	$137,328	$349,045

Net income	$14,666	$25,484
Net income per share:
Basic	$0.76	$1.40
Diluted	$0.72	$1.32

Pro forma data does not purport to be indicative of the results that would have been obtained had these acquisitions actually occurred at January 1, 2004 and is not intended to be a projection of future results.

RC2 Corporation and Learning Curve International, Inc.

On March 4, 2003, with an effective date of February 28, 2003, the Company acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company's common stock, including $12.0 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. LCI develops and markets a variety of high-quality, award-winning children's and infant toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in our consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with a credit facility (see Note 8 - “Debt”).

The escrow amount to secure Learning Curve’s indemnification obligations under the merger agreement was approximately $2.9 million at September 30, 2005. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve’s representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve’s historical business. The Company may make indemnification claims against the escrow account until the later of March 31, 2005 or the 10th day following resolution of any tax audit or similar proceeding subject to potential indemnification under the merger agreement. Learning Curve is currently subject to a tax audit which is subject to potential indemnification under the merger agreement, and as a result, the escrow account will not close before the 10th day following the resolution of this tax audit. In February 2005, the Company notified the representatives of the former Learning Curve shareholders of the tax audit and an additional indemnification claim, and in April 2005, the Company notified the representatives of the former Learning Curve shareholders of another indemnification claim.

Note 3 - Intangible Assets and Goodwill

The components of intangible assets, net are as follows:

(In thousands)
	September 30, 2005	December 31, 2004
Carrying amount of amortizable intangible assets:
Customer relationships	$8,703	$	---
Other	2,962		750
	$11,665		$750

Accumulated amortization of amortizable intangible assets:
Customer relationships	$222	$	---
Other	966		94
	$1,188		$94

Intangible assets not subject to amortization:
Licenses and trademarks	$89,380		$57,416
Other	171		171
	$89,551		$57,587

Total intangible assets, net	$100,028		$58,243

Other amortizable intangible assets consist primarily of patents, non-compete agreements and licenses. The future quarterly amortization expense of amortizable intangible assets is approximately $0.3 million.

Goodwill consists of the following:

(In thousands)
	North America	International	Total
Balance as of January 1, 2005	$267,362	$15,005	$282,367
Playing Mantis acquisition	(3,085)	---	(3,085)
TFY acquisition	(24,472)	---	(24,472)
Impact of currency exchange rate changes	---	(1,235)	(1,235)
Balance as of September 30, 2005	$239,805	$13,770	$253,575

Note 4 - Accounting for Stock-Based Compensation

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

If compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan (ESPP), had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
(In thousands, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income as reported	$18,260	$13,979	$35,851	$23,091
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(541)	(799)	(1,527)	(1,478)

Pro forma net income	$17,719	$13,180	$34,324	$21,613
Basic net income per share
As reported	$0.88	$0.72	$1.74	$1.28
Pro forma	$0.86	$0.68	$1.67	$1.19
Diluted net income per share
As reported	$0.85	$0.68	$1.67	$1.20
Pro forma	$0.82	$0.64	$1.59	$1.13

The fair value of each stock option, excluding options issued for shares under the ESPP, is estimated on the date of grant based on the Black-Scholes option pricing model that assumes, among other things, no dividend yield, risk-free rates of return from 3.53% to 5.74%, volatility factors of 54.50% to 87.76% and expected life of 7 to 10 years. The weighted average fair value of options granted under the Company’s stock option plan during the nine months ended September 30, 2005 and 2004 was $18.69 and $19.39, respectively.

The fair value of each option issued under the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free rates of return from 0.93% to 3.17%, volatility factors of 29.79% to 79.16% and expected life of three months. The weighted average fair value of those purchase rights granted during the nine months ended September 30, 2005 and 2004 was $7.18 and $8.03, respectively.

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

Note 5 - Business Segments

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,
(In thousands)	2005	2004
Net sales:
North America	$121,661	$97,237
International	21,378	13,303
Sales and transfers between segments	(472)	(251)
Combined total	$142,567	$110,289

Operating income:
North America	$24,079	$19,916
International	6,820	2,593
Combined total	$30,899	$22,509

(In thousands)	September 30, 2005	December 31, 2004
Total assets:
North America	$571,394	$525,526
International	71,317	60,222
Combined total	$642,711	$585,748

	Nine Months Ended September 30,
(In thousands)	2005	2004
Net sales:
North America	$299,704	$206,998
International	49,264	34,628
Sales and transfers between segments	(1,101)	(638)
Combined total	$347,867	$240,988

Operating income:
North America	$48,534	$31,934
International	12,007	6,181
Combined total	$60,541	$38,115

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by each group of product categories and by distribution channel. With the acquisitions of Playing Mantis and TFY in 2004, the Company revised its product categories to reflect the Company’s three product platforms: collectible products, children’s toys and infant products. The presentation is consistent with how the Company views its business. The following tables present consolidated net sales by product category and by distribution channel for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
(In thousands)	2005	2004
Collectible products	$34,862	$51,505
Children’s toys	66,543	47,227
Infant products	41,162	11,557
Net sales	$142,567	$110,289

Chain retailers	$88,901	$57,969
Specialty and hobby wholesalers and retailers	34,252	31,710
OEM dealers	13,268	13,436
Corporate promotional	5,643	4,488
Direct to consumers	503	2,686
Net sales	$142,567	$110,289

	Nine Months Ended September 30,
(In thousands)	2005	2004
Collectible products	$90,201	$110,639
Children’s toys	140,121	109,281
Infant products	117,545	21,068
Net sales	$347,867	$240,988

Chain retailers	$214,212	$114,061
Specialty and hobby wholesalers and retailers	92,290	83,842
OEM dealers	27,084	24,690
Corporate promotional	12,575	11,405
Direct to consumers	1,706	6,990
Net sales	$347,867	$240,988

Note 6 - Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the nine month periods ended September 30, 2005 and 2004 is calculated as follows:

(In thousands)	2005	2004
Net income	$35,851	$23,091
Other comprehensive (loss) income - foreign currency
translation adjustments	(3,742)	45
Comprehensive income	$32,109	$23,136

Note 7 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	September 30, 2005	December 31, 2004
Voting Common Stock	28,000,000	$0.01	20,686,339	20,462,659

At December 31, 2004, the Company held 1,832,174 shares of its common stock in treasury. During the nine months ended September 30, 2005, the Company sold a total of 4,729 shares out of treasury to Company employees under the ESPP for $138,973. During the nine months ended September 30, 2004, the Company sold a total of 5,006 shares out of treasury to Company employees under the ESPP for $104,094.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt. Additionally, the Company incurred $0.3 million of costs associated with the offering and these costs have been reflected as a reduction of stockholders’ equity on the Company’s condensed consolidated balance sheets at September 30, 2005 and December 31, 2004.

As discussed in Note 2, the Company issued 91,388 shares of the Company’s common stock in June 2004 in connection with its acquisition of Playing Mantis.

Note 8 - Debt

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At September 30, 2005, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On September 30, 2005, the Company had $117.0 million outstanding on this credit facility and was in compliance with all covenants.

In conjunction with the new credit facility, the Company expensed approximately $0.5 million of deferred financing fees related to the Company’s March 2003 credit facility in interest expense during the third quarter of 2004. In addition, the Company incurred approximately $1.9 million in financing fees on the new credit facility, which is included in other non-current assets in the accompanying condensed consolidated balance sheets at September 30, 2005 and December 31, 2004 and is being charged to interest expense through September 2008.

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

Note 9 - Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options to purchase 2,927 shares of common stock at $36.54 per share were outstanding during the nine months ended September 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 851 shares of common stock at $34.65 per share were outstanding during the three months ended September 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 82,192 shares of common stock at prices between $29.02 and $34.65 per share were outstanding during the nine months ended September 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

Note 13 - Related Party Transactions

The Company purchased some of its product during the nine months ended September 30, 2005 and 2004, from a company in which a relative of one of the Company’s stockholders/directors has ownership interests. Additionally, in 2005, the Company began purchasing product from a second company in which the same relative of one of the Company’s stockholders/directors has a partial ownership interest.

Note 14 - Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has over 700 licenses with various vehicle and equipment manufacturers, race team owners, drivers, sponsors, agents and entertainment and media companies, generally for terms of one to three years. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the nine months ended September 30, 2005 and 2004.

In conjunction with the acquisition of TFY during the third quarter of 2004, the Company acquired purchase commitments with certain vendors relating to product and product components which are kept on hand to shorten lead times. In the event the product is discontinued, the Company would be required to reimburse the vendor for the cost of the products and product components on hand. At September 30, 2005, the total commitment to these vendors was approximately $45,000.

Note 15 - Insurance Recovery

During the nine months ended September 30, 2004, the Company received an insurance recovery of approximately $303,000 relating to the lost margin on product destroyed during a fire at the Company’s third-party warehouse in the United Kingdom in October 2003. This insurance recovery is included in the Company’s cost of sales for the nine months ended September 30, 2004.

Note 16 - Employee Benefit Plans

The Company maintains a funded noncontributory defined benefit pension plan that covers a select group of the Company’s workforce. The plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months ended September 30, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Service cost	$27	$27
Interest cost	192	172
Expected return on plan assets	(244)	(216)
Amortization of prior service costs	5	5
Amortization of net loss	93	45
Net periodic benefit cost	$73	$33

The components of net periodic benefit cost for the nine months ended September 30, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Service cost	$81	$82
Interest cost	576	516
Expected return on plan assets	(734)	(648)
Amortization of prior service costs	15	15
Amortization of net loss	279	135
Net periodic benefit cost	$217	$100

The Company contributed $0.7 million to the pension benefit plan during the nine months ended September 30, 2005. The Company does not expect to make any additional contributions during the remainder of 2005.

Note 17 - Assets Held for Sale

During the second quarter of 2005, the Company accepted and signed a letter of intent related to the sale of the land and building located in Avon, Massachusetts. Assets held for sale in the amount of $5.1 million primarily represents the land and building at this location. The Company expects to close on the sale of the land and building during the fourth quarter of 2005.

Note 18 - Investment in Meteor The Monster Truck Company, LLC

In July 2005, the Company invested in Meteor The Monster Truck Company, LLC (Meteor). After recovery of its capital contributions and preferred returns, the Company will share in 7.5% of the profits and losses of Meteor. The Company has committed to contribute $750,000 to Meteor, of which approximately $530,000 has been funded. The Company determined that the investment in Meteor will be accounted for using the equity method of accounting based on the Company’s ability to exercise significant influence over the operating and financial policies of Meteor as a result of its representation on the board of directors. The investment in Meteor of $0.5 million is included in other non-current assets on the accompanying condensed consolidated balance sheet at September 30, 2005.

Subsequent to the third quarter-end, the Company funded the remainder of its commitment, bringing its total investment in Meteor to $750,000.

Note 19 - Sale of Product Line

During the third quarter of 2005, the Company completed the sale of its W. Britain product line of collectible pewter toy soldiers and accessories for $2.9 million in cash. The sale resulted in a gain of $2.0 million which is included in operating income on the accompanying condensed consolidated statements of earnings.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the quarter ended September 30, 2005 increased approximately 29% primarily due to the addition of TFY. Gross margin decreased to 48.9% for the third quarter of 2005 from 50.8% for the third quarter of 2004 primarily due to the impact of the TFY acquisition which had historical gross margins lower than RC2’s historical gross margins, as well as a less favorable product mix and higher freight and product costs than that experienced in the third quarter of 2004. Selling, general and administrative expenses as a percentage of net sales decreased to 28.0% for the third quarter of 2005 from 30.4% for the third quarter of 2004. Operating income increased to $30.9 million for the third quarter of 2005 compared to $22.5 million for the third quarter of 2004. As a percentage of net sales, operating income increased to 21.7% for the third quarter of 2005 from 20.4% for the third quarter of 2004.

Net sales for the nine months ended September 30, 2005 increased approximately 44% primarily due to the addition of TFY. Gross margin decreased to 49.3% for the nine months ended September 30, 2005 from 51.4% for the nine months ended September 30, 2004 primarily due to the impact of the 2004 acquisitions which had historical gross margins lower than RC2’s historical gross margins, as well as a less favorable product mix and higher freight and product costs than that experienced in the first nine months of 2004. Selling, general and administrative expenses as a percentage of net sales decreased to 32.2% for the nine months ended September 30, 2005 from 35.5% for the nine months ended September 30, 2004. Operating income increased to $60.5 million for the nine months ended September 30, 2005 compared to $38.1 million for the nine months ended September 30, 2004. As a percentage of net sales, operating income increased to 17.4% for the nine months ended September 30, 2005 from 15.8% for the nine months ended September 30, 2004.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net sales. Net sales for the third quarter of 2005 increased $32.3 million, or 29%, to $142.6 million from $110.3 million for the third quarter of 2004. The sales increase was primarily attributable to the addition of TFY which is reflected in the significant increase in our infant products category. Net sales also increased in our children’s toys product category, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our infant products category increased approximately 256% primarily due to the addition of TFY. Net sales in our children’s toys category increased approximately 41% primarily driven by Thomas & Friends and John Deere toy vehicles and our ride-on products, as well as sales of our new Bob the Builder product line. Net sales in our collectible products category decreased approximately 32% primarily due to the continued tough comparisons with both The Fast and The Furious and Orange County/American Chopper product lines in the third quarter of 2004, the discontinuance of the Memory Lane seasonal figures which primarily shipped during the second half of 2004, lower overall NASCAR product sales and the discontinuance of distribution at NASCAR trackside events in 2005.

Actual net sales for the third quarter of 2005, excluding $0.8 million in net sales of previously discontinued product lines, increased 8% when compared to the third quarter of 2004 pro forma net sales excluding $6.5 million in net sales from these same discontinued product lines. The pro forma net sales assume that the Playing Mantis and TFY acquisitions occurred as of January 1, 2004.

Gross profit. Gross profit increased $13.7 million, or 25%, to $69.7 million for the third quarter of 2005 from $56.0 million for the third quarter of 2004. The gross profit margin (as a percentage of net sales) decreased to 48.9% in the third quarter of 2005 compared to 50.8% in the third quarter of 2004 primarily due to the impact of the TFY acquisition which had historical gross margins lower than RC2’s historical gross margins, as well as a less favorable product mix and higher freight and product costs than experienced in the third quarter of 2004. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. Historically, all of our product categories approximated a similar gross margin; however, individual product lines within a category carried gross margins that varied significantly and caused quarterly fluctuations, based on the timing of these individual shipments throughout the year. Due to the 2004 acquisition of TFY, which has higher sales of non-licensed products that carry lower selling prices and gross margins than the Company has had historically, our quarterly gross margins could not only significantly fluctuate, but could be lower than those historically reported. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.4 million, or 19%, to $39.9 million for the third quarter of 2005 from $33.5 million for the third quarter of 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 28.0% for the third quarter of 2005 from 30.4% for the third quarter of 2004. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to operating leverage gained from increased sales and integration cost savings from the 2004 acquisitions and disciplined control over discretionary operating costs.

Operating income. Operating income increased to $30.9 million for the third quarter of 2005 from $22.5 million for the third quarter of 2004. As a percentage of net sales, operating income increased to 21.7% of net sales in the third quarter of 2005 from 20.4% in the prior year third quarter. Operating income for the third quarter of 2005 includes $2.0 million in gain on the sale of assets related to the sale of our W. Britain product line. Operating income also includes $0.8 million in amortization expense, $0.6 million of which is “catch-up” amortization for the period September 16, 2004 through September 30, 2005 recorded in the third quarter related to the completion of the valuation of the assets acquired in the TFY transaction.

Net interest expense. Net interest expense of $1.5 million for the third quarter of 2005 and $1.0 million for the third quarter of 2004 relates primarily to bank term loans and lines of credit. The increase in net interest expense was primarily due to the increase in average outstanding debt balances.

Income tax. Income tax expense for the third quarter of 2005 and 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 37.8% and 36.0%, respectively. During the third quarter of 2005, the Company changed its tax rate to 37.1% based on updated estimates of projected state tax costs.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net sales. Net sales for the nine months ended September 30, 2005 increased $106.9 million, or 44%, to $347.9 million from $241.0 million for the nine months ended September 30, 2004. This sales increase was primarily attributable to the addition of TFY which is reflected in the significant increase in the infant products category. Net sales also increased in our children’s toys category, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our infant products category increased approximately 458% primarily due to the addition of TFY. Net sales in our children’s toys category increased approximately 28% primarily driven by strong performance of Thomas & Friends and John Deere toy vehicles and our ride-on products, as well as sales of our new Bob the Builder product line. Net sales in our collectible products category decreased approximately 19% primarily due to the continued tough comparisons to both The Fast and The Furious and Orange County/American Chopper product lines in the first nine months of 2004, the discontinuance of the Memory Lane seasonal figures, lower overall NASCAR product sales and the discontinuance of distribution at NASCAR trackside events in 2005.

Actual net sales for the nine months ended September 30, 2005, excluding $2.5 million in net sales of previously discontinued product lines, increased 4% when compared to the nine months ended September 30, 2004 pro forma net sales, excluding $17.4 million in net sales from these same discontinued product lines. The pro forma net sales assume that the Playing Mantis and TFY acquisitions occurred as of January 1, 2004.

Gross profit. Gross profit increased $47.8 million, or 39%, to $171.6 million for the nine months ended September 30, 2005 from $123.8 million for the nine months ended September 30, 2004. The gross profit margin (as a percentage of net sales) decreased to 49.3% in the nine months ended September 30, 2005 compared to 51.4% in the nine months ended September 30, 2004 primarily due to the impact of the TFY acquisition which had historical gross margins lower than RC2’s historical gross margins, a less favorable product mix and higher freight and product costs than that experienced in the first nine months of 2004. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $26.3 million, or 31%, to $111.9 million for the nine months ended September 30, 2005 from $85.6 million for the nine months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 32.2% for the nine months ended September 30, 2005 from 35.5% for the nine months ended September 30, 2004. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to operating leverage gained from the increased sales from the 2004 acquisitions and disciplined control over discretionary operating expenses.

Operating income. Operating income increased to $60.5 million for the nine months ended September 30, 2005 from $38.1 million for the nine months ended September 30, 2004. As a percentage of net sales, operating income increased to 17.4% of net sales in the nine months ended September 30, 2005 from 15.8% in the nine months ended September 30, 2004. Operating income for the nine months ended September 30, 2005 includes $2.0 million in gain on the sale of assets related to the sale of our W. Britain product line. Operating income also includes $1.1 million in amortization expense, $0.6 million of which is “catch-up” amortization for the period September 16, 2004 through September 30, 2005 recorded in the third quarter related to the completion of the valuation of the assets acquired in the TFY transaction.

Net interest expense. Net interest expense of $4.6 million for the nine months ended September 30, 2005 and $2.5 million for the nine months ended September 30, 2004 relates primarily to bank term loans and lines of credit. The increase in net interest expense was primarily due to the increase in average outstanding debt balances and an increase in the Company’s incremental borrowing rate.

Income tax. Income tax expense for the nine months ended September 30, 2005 and 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 36.4% and 36.0%, respectively. During the third quarter of 2005, the Company changed its tax rate to 37.1% based on updated estimates of projected state tax costs. Additionally during the second quarter of 2005, the Company released approximately $0.7 million, or $0.03 per diluted share, of income tax accruals stemming from the resolution of specific outstanding state and foreign tax issues.

Related Party Transactions

The Company purchased some of its product during the nine months ended September 30, 2005 and 2004 from a company in which a relative of one of the Company’s stockholders/directors has ownership interests. Additionally, in 2005 the Company began purchasing product from a second company in which the same relative of one of the Company’s stockholders/directors has a partial ownership interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of approximately $20.4 million during the nine months ended September 30, 2005. Inventory increased approximately $33.0 million and accounts receivable increased approximately $20.0 million during the nine months ended September 30, 2005 and were two of the primary uses of cash from operations. Capital expenditures for the nine months ended September 30, 2005 were approximately $9.9 million, of which approximately $8.3 million was for molds and tooling. Payments on the Company’s credit facility were approximately $34.3 million for the nine months ended September 30, 2005. Borrowings on the Company’s credit facility were $20.0 million during the nine months ended September 30, 2005. Cash and cash equivalents remained relatively constant during the nine months ended September 30, 2005.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). This credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the agreement. The remaining term loan and revolving loan bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At September 30, 2005, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving loan. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On September 30, 2005, the Company had $117.0 million outstanding on this credit facility and was in compliance with all covenants.

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

During the nine months ended September 30, 2005, the Company made total payments of $23.0 million on its line of credit and $11.3 million on its term loan and borrowed $20 million on its line of credit. At September 30, 2005, the Company had $52.2 million available on its line of credit.

The Company has met its working capital needs through funds generated from operations and available borrowings under the credit agreement. The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2005, principally for molds and tooling, will be approximately $15.0 million.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Goodwill and other intangible assets have been reviewed for impairment based on Statement No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather are tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those instruments. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This statement is effective as of the beginning of the first annual period beginning after June 15, 2005. The Company will adopt this statement for the quarter beginning January 1, 2006. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table provided under Note 4 - Accounting for Stock-Based Compensation. We plan to use the prospective method and accordingly will not be restating prior periods upon adoption of SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This FSP was issued to provide accounting and disclosure guidance for the repatriation provision of the American Jobs Creation Act of 2004 (the Act) which was signed into law on October 22, 2004. This FSP was effective upon issuance. Pursuant to the Act, the Company is in the process of evaluating those provisions relating to the repatriation of certain foreign earnings that are repatriated, as defined in the Act. The Company expects to complete its evaluation during the fourth quarter of 2005 and anticipates that any repatriation of funds will occur during the fourth quarter, at which time the Company will incur an additional tax charge. Currently, the range of possible amounts the Company is considering repatriating is between zero and $10.0 million.

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

Based on the Company's interest rate exposure on variable rate borrowings at September 30, 2005, a one-percentage-point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $70,049 per month and a five-percentage point increase would increase future interest expense by approximately $350,245 per month. The Company determined these amounts based on approximately $84.1 million of variable rate borrowings at September 30, 2005, multiplied by 1% and 5%, respectively, and divided by 12. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

    Dated this 9th day of November 2005.

RC2 CORPORATION

By  /s/ Curtis W. Stoelting
        Curtis W. Stoelting,
       Chief Executive Officer

By    /s/ Jody L. Taylor
Jody L. Taylor,
Chief Financial Officer and Secretary