Form 10-K
period 2005-12-31
RC2 CORP
filed 2006-03-01
CIK 1034239

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]    Annual Report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2005.

[     ]    Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission file number 0-22635

RC2 Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware	36-4088307
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1111 West 22nd Street, Suite 320, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 630-573-7200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NA	NA

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.01 Per Share
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes    X      No  ___

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.
Yes ___     No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2.
Large accelerated filer [ X ]       Accelerated filer [   ]            Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___     No    X

Aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2005 (the last business day of the Registrant’s most recently completed second quarter): $713,141,868. Shares of common stock held by any executive officer or director of the Registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant’s common stock outstanding as of February 24, 2006:  20,739,752

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “RC2 Corporation,” “RC2” and the “Company” mean RC2 Corporation and its subsidiaries, unless the context indicates another meaning, and the term “common stock” means our common stock, par value $0.01 per share.

Special Note Regarding Forward-Looking Statements

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “hope,” “plan,” “potential,” “should,” “estimate,” “predict,” “continue,” “future,” “will,” “would” or the negative of these terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Our actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the caption “Risk Factors” in Item 1A of this report. We undertake no obligation to make any revisions to the forward-looking statements contained in this filing or to update them to reflect events or circumstances occurring after the date of this filing.

Part I

Item 1.   Business

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles, hobby and infant care products that are targeted to consumers of all ages. Our leadership position is measured by sales and brand recognition. Our infant and preschool products are marketed under our Learning Curve® family of brands which include The First Years® by Learning Curve and Lamaze brands as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere and Sesame Street. We market our collectible and hobby products under a portfolio of brands including Johnny Lightning®, Racing Champions®, Ertl®, Ertl Collectibles®, AMT®, Press Pass®, JoyRide® and JoyRide Studios®. We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific.

Our die-cast replicas are produced in various sizes such as 1:9, 1:18, 1:24 and 1:64 scales. The “scale” measures the size of the product in proportion to the car, truck, tractor or other item being replicated, and a larger scale results in a smaller replica. For example, a 1:24 scale vehicle replica is approximately eight inches long whereas a 1:64 scale vehicle replica is approximately three inches long. For additional information regarding the process of die-casting, see “Production - Die-Casting.”

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

Corporate History

We are a Delaware corporation that was originally formed in April 1996 as a holding company to combine the domestic operations of a privately held Illinois corporation formed in 1989 and the operations of four affiliated foreign corporations. We were originally named Collectible Champions, Inc. In 1997, we changed our name to Racing Champions Corporation before our initial public offering. In 2002, we changed our name to Racing Champions Ertl Corporation to reflect our integration of the business of The Ertl Company, Inc. (Ertl). In 2003, following our acquisition of Learning Curve International, Inc., we changed our name to RC2 Corporation.

On March 4, 2003, with an effective date of February 28, 2003, we acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through a merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of our common stock, including $12.0 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. LCI develops and markets a variety of high-quality, award-winning traditional children’s toys for every stage from birth through age eight. This transaction was accounted for under the purchase method of accounting, and accordingly, the operating results of LCI have been included in our consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with a credit facility (See Note 7 to the consolidated financial statements).

The escrow amount to secure Learning Curve’s indemnification obligations under the merger agreement was approximately $2.9 million at December 31, 2005. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve’s representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve’s historical business. In February and April 2005, the Company had notified the representatives of the former Learning Curve stockholders of certain claims relating to a tax audit and other matters. Subsequent to December 31, 2005, an agreement was reached with the representatives of the former Learning Curve stockholders resolving all open escrow claims and disbursing all amounts in escrow other than approximately $0.3 million which will remain in the escrow to pay certain of our expenses to pursue a pending malpractice litigation claim.

On June 7, 2004, the Company acquired substantially all of the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Closing consideration consisted of $17.0 million of cash (excluding transaction expenses) and 91,388 shares of the Company’s common stock. Additional cash consideration of up to $4.0 million could have been earned in the transaction by Playing Mantis of which $2.0 million was based on achieving net sales and margin targets in 2004 and the remaining $2.0 million was based on achieving net sales targets in 2005. The contingent consideration was not payable because the net sales and margin targets were not met in either 2004 or 2005. Playing Mantis designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands. Playing Mantis’ products are primarily sold at mass merchandising, hobby, craft, drug and grocery chains. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our consolidated statements of earnings since the effective date of the acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $11.0 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2005.

On September 15, 2004, the Company acquired The First Years Inc. (TFY) for approximately $156.1 million in cash (excluding transaction expenses). TFY is an international developer and marketer of infant and toddler care and play products sold under The First Years® by Learning Curve brand name and under various licenses, including Disney’s Winnie the Pooh. TFY’s products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in the accompanying consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with the Company’s new credit facility (See Note 7 to the consolidated financial statements). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $73.4 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2005.

Products

We group our products into three product categories:  infant products; children’s toys; and collectible products. This presentation is consistent with how we view our business. We provide a diverse offering of highly detailed, authentic replicas and stylized toys and infant products known for their quality workmanship. Our products currently retail from $0.99 to $599.99. We have successfully expanded our product offering and, by offering a wide range of products at varying price points, we believe our products appeal to a broad range of consumers. The following chart summarizes our current product categories:

Category	Key Licensed Properties	Key Brands	Price Range
Infant Products	Lamaze	Learning Curve	$0.99 - $149.99
	Winnie the Pooh	Lamaze
	Disney Princess	The First Years by Learning Curve
Finding Nemo
Sesame Street

Children’s Toys	Thomas & Friends	Learning Curve	$1.99 - $599.99
	Bob the Builder	Thomas Wooden Railway
	John Deere	Take Along Thomas
Bob the Builder Project: Build It
Take Along Bob the Builder
John Deere Preschool
Johnny Lightning Monsters of Destruction

Collectible Products	Ford	Johnny Lightning	$1.00 - $179.99
	General Motors	Ertl
	DaimlerChrysler	Ertl Collectibles
	Chip Foose	AMT
	NASCAR	JL Full Throttle
	NHRA	American Muscle
	John Deere	JoyRide
	Halo	JoyRide Studios
Racing Champions
Press Pass

Infant Products. This category includes a wide range of infant products including products relating to feeding, care/safety and play. Products in this category include:

•	Lamaze infant toys with features that encourage developmental and interactive play; and

•	The First Years by Learning Curve, a full line of feeding, care/safety and play products for infants, including the Take & Toss®, Soothie and Nature Sensations™ product lines.

In 2005, we introduced new products under the Lamaze Infant Development System line which incorporate features such as lights and sounds. Under The First Years by Learning Curve brand, we introduced the Nature Sensations product line which encourages baby to achieve fundamental milestones by using the sensations of nature, such as sights, sounds and touch, to learn. Additionally under The First Years by Learning Curve brand, we introduced a full line of Finding Nemo bath accessories, as well as Sesame Street Beginnings feeding and teething products which feature the Sesame Street baby characters.

In 2006, we will introduce the Soothie bottles product line under The First Years by Learning Curve brand. These wide-mouth bottles will offer the same shaped, medical grade silicone nipple as those used on Soothie pacifiers. Additionally under The First Years by Learning Curve brand, we will expand the Take & Toss product line to include sippy and straw cups featuring such licensed properties as Thomas & Friends, Bob the Builder, The Wiggles, Barney, Sesame Street, Disney Princess, Winnie the Pooh, Finding Nemo and Spiderman. We will also introduce the Lamaze Two Can Play product line which encourages parent/caregiver and baby to interact and play together.

Children’s Toys. This category includes product lines that are marketed to parents, grandparents, caregivers and giftgivers of children. Products in this category include:

•
Thomas Wooden Railway and Take Along Thomas, wooden and die-cast engines, vehicles, destinations and playsets marketed under our Learning Curve brand, as well as foot-to-floor and battery-operated ride-ons;

•	Bob the Builder Project: Build It and Take Along Bob the Builder, characters, vehicles, playsets and role-play toys marketed under our Learning Curve brand;

•	John Deere farm, construction, ride-on and role-play activity toys; and

•	Monsters of Destruction monster trucks marketed under our Johnny Lightning brand.

In 2005, we launched the Bob the Builder product lines. The Bob the Builder product lines pair classic construction play with all new and exciting characters. The debut of this product line coincided with new episodes of the Bob the Builder television series on PBS and PBS KIDS Sprout. Additionally in 2005, we introduced foot-to-floor and battery-operated Thomas ride-ons which were carried exclusively at Toys “R” Us and the battery-operated John Deere Buck ATV.

In 2006, we will expand the distribution of our ride-ons, as well as introduce our first Bob the Builder ride-on. We will introduce new Thomas Wooden Railway destinations and engines and offer new sets and a track system for the Take Along Thomas product line. We will launch the Monsters of Destruction product line under the Johnny Lightning brand which will include monster trucks that compete in the Monsters of Destruction live events and as seen on The Outdoor Channel. Each monster truck will include detailed decorations, working suspensions, cool wheels and other play features. We will expand our John Deere toy line to include a radio controlled tractor complete with lights and sounds, as well as a 21 inch construction “Big Loader.”

Collectible Products. Our collectible products category consists of automotive, high performance and racing vehicle replicas, agricultural, construction and outdoor sports vehicle replicas, sports trading cards, apparel and collectible figures. Products in this category include:

•	Johnny Lightning, American Muscle and JoyRide collectible die-cast classic, high performance, entertainment-themed and late model automobiles and trucks;

•
Ertl Collectibles die-cast custom imprint cars and trucks, various scales of delivery trucks and tractor trailers and vintage and modern tractors, farm implements and construction vehicles of major original equipment manufacturers (OEMs) such as John Deere and Case New Holland;

•	AMT plastic model kits principally of vintage and high performance automobiles, stylized cars, trucks and SUV’s and entertainment-themed vehicles;

•	JL Full Throttle, highly detailed and stylized die-cast vehicle replicas which incorporate the latest automotive looks and trends from Southern California and around the world;

•	JoyRide Studios collectible figures of characters from Microsoft Xbox's Halo and Halo 2; and

•
Racing Champions die-cast funny cars, top fuel dragsters, pro stock cars and pro stock motorcycles representing a large number of the vehicles competing in the National Hot Rod Association (NHRA) Drag Racing Series.

We market our 1:64th scale die-cast replicas to consumers for purchase as either toys or collectibles. Our larger scaled, highly detailed die-cast replicas are primarily targeted to adult collectors. Collectors, by their nature, make multiple purchases of die-cast replicas because of their affinity for classic, high performance and late model cars, trucks, hot rods and tuners, vintage and modern tractors, farm implements, construction vehicles and all-terrain vehicles. Tuners are cars that are extensively modified by enthusiasts for performance and style. These collectors value the authenticity of these replicas and the enjoyment of building their own unique collections. Our model kits are primarily 1:25th scale and are purchased by adult hobbyists who enjoy building and collecting a range of models. We also produce die-cast replicas, sports trading cards and apparel under licenses from a number of NASCAR and NHRA race teams.

In 2005, we expanded our Johnny Lightning and JoyRide vehicle replica product lines. A series of 1:24th scale collectible vehicles was introduced under the Johnny Lightning product line. These vehicles featured die-cast bodies and chassis with opening hoods, factory paint schemes and customized details. We also introduced die-cast replicas under the JoyRide collectible vehicle brand, including replicas of vehicles seen on the American Hot Rod television series, in RIDES magazine and at Formula D drifting events. Formula D drifting events showcase vehicles that have the ability to drive sideways at high speeds and at extreme angles without losing control. Additionally, we introduced die-cast replicas of the Dukes of Hazzard and Disney’s Herbie The Love Bug vehicles, as well as model kits of the Star Wars vehicles, in conjunction with the related movie releases in 2005.

In 2006, we will launch the new JL Full Throttle product line featuring highly detailed and stylized cars, trucks and SUV’s incorporating the latest automotive looks and trends from Southern California and around the world. This product line will feature the original customized designs of Chip Foose, including vehicles from the hit TLC show Overhaulin’. Additionally, we will introduce new vehicles in our The Fast and The Furious product line to coincide with the release in 2006 of The Fast and The Furious: Tokyo Drift movie.

Licenses

We market a significant portion of our products with licenses from other parties. We have license agreements with entertainment publishing and media companies; automotive and truck manufacturers; agricultural, construction and outdoor sports vehicle and equipment manufacturers; major race sanctioning bodies; and race team owners, sponsors and drivers. A significant element of our strategy depends on our ability to identify and obtain licenses for recognizable and respected brands and properties. Our licenses reinforce our brands and establish our products’ authenticity, credibility and quality with consumers, and in some cases, provide for new product development opportunities and expand distribution channels. Our licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  For the year ended December 31, 2005, net sales of the Company’s products with the licensed properties of Thomas & Friends and John Deere each accounted for more than 10.0% of our net sales. No other licensed property accounted for more than 10.0% of our net sales for the year ended December 31, 2005.  As of December 31, 2005, approximately 60.0% of our licenses required us to make minimum guaranteed royalty payments whether or not we meet specific sales targets. Aggregate future minimum guaranteed royalty payments as of December 31, 2005 is approximately $20.0 million, with the individual license minimum guarantees ranging from $1.00 to $7.5 million.  Royalty expense related to licenses with minimum guarantees for the year ended December 31, 2005 was $13.6 million. We have over 700 license agreements, with terms generally of two to three years. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability. Over the next two years, license agreements in connection with several of our key licensed properties, including licenses for certain Thomas & Friends, Winnie the Pooh, Disney Princess, Finding Nemo and DaimlerChrysler Corporation products, are scheduled to expire. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses.

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

Chain Retailers. Our products marketed through this channel are targeted predominately at price conscious end-users. As a result, the majority of our products marketed through this channel are designed to span lower price points and generally retail for less than $30.00. Customers included in this channel have more than ten retail locations and can include a wide range of retailers such as book, farm and ranch, automotive and craft/hobby stores, as well as the national discount retailers. Key customers in our chain retailer channel include Toys “R” Us/Babies “R” Us, Wal-Mart, Target, Tractor Supply Company, Kohl’s and Michaels Stores, Inc. Sales in 2005 to chain retailers were 62.3% of our net sales.

Specialty and Hobby Wholesalers and Retailers. We sell many of the products available at chain retailers as well as higher priced products with special features to specialty and hobby wholesalers and retailers which comprised 25.5% of our net sales in 2005. We reach these customers directly through our internal telesales group and business-to-business website located at www.myRC2.com and through specialty toy representatives and collectible and toy trade shows. Key customers in our specialty and hobby wholesaler and retailer channel include Learning Express, Great Planes Model Manufacturing Company, All Aboard Toys and Horizon Hobby.

OEM Dealers. We often sell licensed products to the licensing OEM’s dealer network. OEM licensing partners benefit from our OEM dealer sales through the opportunity to receive royalties from additional product sales through the OEM’s dealer network. We often provide OEM dealers with a short-term exclusivity period where the OEM dealers have the opportunity to purchase new products for a short period (generally 90 to 360 days) before the products become available through other distribution channels. Key customers in our OEM dealer channel include John Deere, Case New Holland and Polaris. Sales in 2005 to OEM dealers were 8.1% of our net sales.

Corporate Promotional Accounts. We believe we have the top position in North America in the die-cast vehicle corporate promotional channel. Corporate promotional products allow a company to promote its products, reinforce its brands and reward employees and customers. In this channel, we can cost-effectively accommodate both large-unit orders and lower-unit orders due to our extensive tooling library, our flexible, dedicated suppliers and the nature of our operations. This gives us a competitive advantage over our larger competitors because it allows our product sourcing to be flexible enough to accommodate small production runs. Key customers in our corporate promotional channel include Matco Tools and Texaco. Corporate promotional accounts comprised 3.6% of our net sales in 2005.

Direct to Consumers. In 2005, we made certain products available for direct sales to consumers through company stores and a business-to-consumer website located at www.diecastexpress.com. Effective January 1, 2005, we discontinued our trackside distribution. Individual products sold directly to consumers sell at prices similar to those found at retailers, hobby stores and dealers and constituted 0.5% of our net sales in 2005.

Trademarks

We have registered several trademarks with the U.S. Patent and Trademark Office, including the trademarks RC2®, Learning Curve®, The First Years®, Johnny Lightning®, Ertl®, AMT®, Racing Champions®, Press Pass®, and Polar Lights®. A number of these trademarks are also registered in foreign countries. We believe our trademarks hold significant value, and we plan to build additional value through increased consumer awareness of our many other trade names and trademarks.

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

Our internal sales force is supplemented by external sales representative organizations. These external sales representative organizations provide more frequent customer contact and solicitation of the national, regional and specialty retailers and supported 30.4% of our net sales in 2005. External sales representatives generally earn commissions of 1.0% to 15.0% of the net sales price from their accounts. Their commissions are unaffected by the involvement of our internal sales force with a customer or sale.

The Company maintains a business-to-business website under the name www.myRC2.com. This website, targeted at smaller volume accounts, allows qualified customers to view new product offerings, place orders, check open order shipping status and review past orders. We believe that www.myRC2.com leverages our internal sales force, inside sales group and customer service group by providing customers with greater information access and more convenient ordering capability.

Our marketing programs are directed toward adult collectors, parents and children, current consumers and potential new consumers that fit the demographic profile of our target market. Our objectives include increasing awareness of our product offerings and brand names, as well as executing consumer promotions. We utilize the following media vehicles in our marketing plans.

•
Advertising. We place print advertisements in publications with high circulation and targeted penetration in key vertical categories such as parenting, gift, hobby, die-cast, trading cards and action figures. We run commercials on a selective basis on television programs that target key consumers.

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

•
Internet. The Internet is an increasingly important part of our marketing plan because consumers have quickly adopted the Internet as a preferred way to communicate with others about their product preferences and purchases. Our website, www.rc2corp.com, highlights our products, lists product release dates and collects market data directly from consumers. We also gather consumer information through consumer letters, e-mails, telephone calls, product surveys and focus groups.

Competition

We compete with several large domestic and foreign companies, such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers and with other producers of infant products, toys and collectibles. Competition in the distribution of our products is intense, and the principal methods of competition consist of product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements for existing and new products to be sold through specific distribution channels or retail outlets. We believe that our competitive strengths include our knowledge of the markets we serve, our ability to bring products to market rapidly and efficiently, our dedicated and integrated suppliers, our multiple channels of distribution, our well-known brands supported by respected licenses, our diversified product categories and our established and loyal consumer base. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we have.

Production

We believe we are an industry leader in bringing new products to market rapidly and efficiently. Our integrated design and engineering expertise, extensive library of product designs, molds and tools and dedicated suppliers enable us to be first to market with many innovative products.

Far East Product Sourcing. We have operations in Kowloon, Hong Kong and in the RC2 Industrial Zone in Dongguan City, China and employ 215 people in Hong Kong and China who oversee the sourcing of the majority of our products. This group assists our suppliers in sourcing raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilities third-party safety testing and coordinates the delivery of shipments for export from China.

Far East Production. All of our products are manufactured in China, except for certain plastic ride-ons, certain infant products, sports trading cards and certain apparel items. Our China-based product sourcing accounted for approximately 91.6% of our product purchases in 2005. We primarily use seven third-party, dedicated suppliers who manufacture only our products in eight factories, three of which are located in the RC2 Industrial Zone. The RC2 Industrial Zone is the name of a factory complex developed in 1997 and located in Dongguan City, China (approximately 50 miles from Hong Kong) where three of our third-party, dedicated suppliers operate three freestanding factory facilities. Most of our third-party, dedicated suppliers have been supplying us for more than ten years. These seven third-party, dedicated suppliers produced approximately 48.4% of our China-based product purchases in 2005. In order to supplement our third-party, dedicated suppliers, we use several other suppliers in China. All products are manufactured to our specifications using molds and tooling that we own. These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production. We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers. We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts.

Die-Casting. All of our die-cast products are manufactured in China. Die-casting for our products involves the use of custom molds to shape melted zinc alloy into our die-cast products. Our suppliers purchase zinc alloy and conduct the die-cast manufacturing process at their facilities.

Domestic Production. The production of certain plastic ride-ons, certain infant products, sports trading cards and certain apparel items is completed primarily by U.S.-based suppliers. We create the product design and specifications and coordinate the manufacturing activities. We generally prefer to coordinate the production of these products through a limited number of suppliers and believe that a number of alternate suppliers are available.

Tooling. To create new products, we continuously invest in new tooling. Tooling represents the majority of our capital expenditures. Depending on the size and complexity of the product, the cost of tooling a product generally ranges from $3,000 to $250,000. For many of our products, we eliminate significant tooling time by utilizing our extensive tooling library of more than 25,000 tools. We own all of our tools and provide them to our suppliers during production. Tools are returned to us when a product is no longer in production and are stored for future use.

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

Logistics. Our customers purchase our products either in the United States, United Kingdom, Australia, Canada or Germany or directly from China. We own a distribution facility in Dyersville, Iowa, lease distribution facilities in Rochelle, Illinois and Australia, and use independent warehouses in California, Canada, the United Kingdom, Belgium and Germany.

Seasonality

We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 62.5% of our net sales for the three years ended December 31, 2005, were generated in the second half of the year, with September, October and November being the largest shipping months. As a result, consistent with industry practice, our investment in working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first quarter.

Customers

We derive a significant portion of our sales from some of the world’s largest retailers and OEM dealers. Our top five customers accounted for 38.0%, 37.9% and 47.6% of our net sales in 2003, 2004 and 2005, respectively. Toys “R” Us/Babies “R” Us, our largest customer, accounted for 10.5% and 14.8% of our net sales in 2004 and 2005, respectively. Wal-Mart accounted for 10.8% and 13.1% of our net sales in 2003 and 2005, respectively. Target accounted for 11.7% of our net sales in 2005. Other than Toys “R” Us/Babies “R” Us, Wal-Mart and Target, no customer accounted for more than 10.0% of our net sales in 2005. Other than Toys “R” Us/Babies “R” Us, no customer accounted for more than 10.0% of our net sales in 2004. Other than Wal-Mart, no customer accounted for more than 10.0% of our net sales in 2003. Many of our retail customers generally purchase large quantities of our product on credit, which may cause a concentration of accounts receivable among some of our largest customers.

Employees

As of December 31, 2005, we had 842 employees, 62 of whom were employed part-time. We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within RC2. A collective bargaining agreement covers 117 of our employees, all of whom work in the distribution facility in Dyersville, Iowa. We consider our employee relations to be good. Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

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

Item 1A.   Risk Factors

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

The introduction of new products is critical in our industry and to our growth strategy. Our business depends on our ability to continue to conceive, design and market new products and upon continuing market acceptance of our product offering. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or what new products will be successful. Our current products may not continue to be popular or new products that we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Competition for licenses could increase our licensing costs or limit our ability to market products.

We market a significant portion of our products with licenses from other parties. These licenses are limited in scope and duration and generally authorize the sale of specific licensed products on a nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability.  For the year ended December 31, 2005, net sales of the Company’s products with the licensed properties of Thomas & Friends and John Deere each accounted for more than 10.0% of our net sales.  Over the next two years, license agreements in connection with several key licensed properties, including licenses for certain Thomas & Friends, Winnie the Pooh, Disney Princess, Finding Nemo and DaimlerChrysler Corporation products, are scheduled to expire. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers and with other producers of infant products, toys and collectibles. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the collectible, toy and infant product industries have limited barriers to entry. We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths. We acquired Learning Curve International, Inc. effective February 28, 2003, Playing Mantis, Inc. effective June 1, 2004 and The First Years Inc. effective September 15, 2004. The integration of acquired companies and their operations into our operations involves a number of risks including:

•	the acquired business may experience losses which could adversely affect our profitability;
•	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
•	possible failure to obtain any necessary consents to the transfer of licenses or agreements of the acquired company;
•	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
•	difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;
•	diversion of management’s attention could impair their ability to effectively manage our business operations; and
•	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

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

In 2005, we sold 62.3% of our products to chain retailers. Our success depends upon the continuing willingness of these retailers to purchase and provide shelf space for our products. We do not have long-term contracts with our customers. In addition, our access to shelf space at retailers may be reduced by store closings, consolidation among these retailers and competition from other products. An adverse change in our relationship with or the financial viability of one or more of our customers could reduce our net sales and profitability.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers. Our profitability may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell. We only maintain credit insurance for some of our major customers and the amount of this insurance generally does not cover the total amount of the accounts receivable. At December 31, 2004 and 2005, our credit insurance covered approximately 8.4% and 7.2%, respectively, of our gross accounts receivable. Insurance coverage for future sales is subject to reduction or cancellation.

We rely on a limited number of foreign suppliers in China to manufacture a majority of our products.

We rely on seven third-party, dedicated suppliers in China to manufacture a majority of our products in eight factories, three of which are located in close proximity to each other in the RC2 Industrial Zone manufacturing complex in China. Our China-based product sourcing accounted for approximately 91.6% of our product purchases in 2005. The seven third-party, dedicated suppliers who manufacture only our products accounted for approximately 48.4% of our China-based product purchases in 2005. We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts. Because we rely on these suppliers for flexible production and have integrated these suppliers with our development and engineering teams, if these suppliers do not continue to manufacture our products exclusively, our product sourcing would be adversely affected. Difficulties encountered by these suppliers such as fire, accident, natural disaster or an outbreak of a contagious disease at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. Any of these risks could increase our expenses or reduce our net sales.

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

Our net sales are primarily denominated in U.S. dollars, with approximately 14.1% of our net sales in 2005 denominated in British pounds sterling, Australian dollars, Euros or Canadian dollars. Our purchases of finished goods from Chinese manufacturers are denominated in Hong Kong dollars. Expenses for these manufacturers are denominated in Chinese Renminbi. As a result, any material increase in the value of the Hong Kong dollar or the Renminbi relative to the U.S. dollar or the British pounds sterling would increase our expenses and therefore could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States. Historically, we have not hedged our foreign currency risk.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks including:

•	economic and political instability;
•	restrictive actions by foreign governments;
•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
•	changes in import duties or import or export restrictions;
•	timely shipping of product and unloading of product through West Coast ports, as well as timely rail/truck delivery to the Company’s warehouses and/or a customer’s warehouse;
•	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes; and
•	complications in complying with trade and foreign tax laws.

Any of these risks could disrupt the supply of our products or increase our expenses. The costs of compliance with trade and foreign tax laws increases our expenses, and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs.

Product liability, product recalls and other claims relating to the use of our products could increase our costs.

Because we sell infant products, toys and collectibles to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage and we may incur significant costs in complying with recall requirements. In addition, substantially all of our licenses give the licensor the right to terminate if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.

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

The trading price of our common stock has been volatile and may become volatile again in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

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
•
covenants in our credit agreement restricting mergers, asset sales and similar transactions and a provision in our credit agreement that triggers an event of default upon the acquisition by a person or a group of persons of beneficial ownership of 33 1/3% or more of our outstanding common stock; and

•	the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

Section 203 of the Delaware General Corporation Law prohibits a merger, consolidation, asset sale or other similar business combination between RC2 and any stockholder of 15% or more of our voting stock for a period of three years after the stockholder acquires 15% or more of our voting stock, unless (1) the transaction is approved by our board of directors before the stockholder acquires 15% or more of our voting stock, (2) upon completing the transaction the stockholder owns at least 85% of our voting stock outstanding at the commencement of the transaction, or (3) the transaction is approved by our board of directors and the holders of 66 2/3% of our voting stock excluding shares of our voting stock owned by the stockholder.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

As of December 31, 2005, our facilities were as follows:

Description	Square Feet	Location	Lease Expiration
Corporate headquarters	27,050	Oak Brook, IL	April 2013
RC2 Brands, Inc. warehouse	400,000	Rochelle, IL	November 2019
RC2 Brands, Inc. office and warehouse	368,000	Dyersville, IA	Owned
RC2 Brands, Inc. warehouse (1)	166,000	Dyersville, IA	Owned
RC2 Brands, Inc. office	21,650	Stoughton, MA	August 2010
RC2 Brands, Inc. office	108	Kansas City, MO	May 2007
RC2 Brands, Inc. office	320	Danbury, CT	Month-to-month
RC2 Brands, Inc. office	1,932	Huntington Beach, CA	May 2007
RC2 Brands, Inc. office	2,755	Bentonville, AR	October 2008
RC2 Brands, Inc. office (2)	15,309	Chicago, IL	May 2007
RC2 Brands, Inc. office (3)	1,100	Bentonville, AR	February 2007
RC2 Brands, Inc. showroom	9,240	New York, NY	April 2009
RC2 Brands, Inc. company store	5,500	Oakbrook Terrace, IL	July 2010
RC2 South, Inc. office	6,864	Charlotte, NC	April 2007
Hong Kong office	10,296	Kowloon, Hong Kong	July 2006
RC2 Industrial Zone office, warehouse, and storage	61,398	Dongguan City, China	March 2006
RC2 Industrial Zone quarters	70,345	Dongguan City, China	August 2008
Racing Champions International Limited office	8,419	Exeter, United Kingdom	October 2013
Racing Champions International Limited showroom	987	Northhampton, United Kingdom	March 2006
Racing Champions International Limited office	667	Saint Germain en Laye, France	December 2012
Racing Champions International Limited office	603	Laren, Holland	December 2010
RC2 Canada Corporation office	2,220	New Market, Ontario	March 2007
RC2 Canada Corporation warehouse (4)	47,000	Concord, Ontario	May 2010
RC2 Deutschland GmbH office	2,621	Marsdof, Germany	December 2007
RC2 Australia, Pty. Ltd. office and warehouse	49,127	Mount Waverly, Victoria, Australia	December 2009

(1)	38,000 square feet of the Dyersville, IA warehouse has been sublet and is not being used in our operations.
(2)	As of April 2004, the Chicago office was no longer being used in operations. The space is currently being offered for sublease.
(3)	This facility is no longer being used in our operations. We will allow the lease to expire.
(4)	As of January 1, 2004, the Canadian warehouse was no longer being used in our operations and has been subsequently sublet.

Item 3.   Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Our common stock trades on the Nasdaq National Market under the symbol “RCRC.” The following table sets forth the high and low closing sales prices for our common stock as reported by Nasdaq for the periods indicated.

2004:	High	Low
First Quarter	$28.18	$20.75
Second Quarter	$35.54	$25.47
Third Quarter	$35.31	$29.86
Fourth Quarter	$34.13	$27.23

2005:	High	Low
First Quarter	$34.64	$28.56
Second Quarter	$38.40	$31.82
Third Quarter	$41.27	$33.24
Fourth Quarter	$37.26	$31.90

As of December 31, 2005, there were approximately 149 holders of record of our common stock. We believe the number of beneficial owners of our common stock on that date was substantially greater.

Dividend Policy

We have not paid any cash dividends on our common stock. We intend to retain any earnings for use in operations to repay indebtedness and for expenses of our business, and therefore, do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement prohibits the Company from declaring or paying any dividends on any class or series of our capital stock. This prohibition will apply as long as any credit is available or outstanding under the credit agreement that currently has a maturity date of September 14, 2008.

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program

October 1, 2005 - October 31, 2005	-	$-	-	-
November 1, 2005 - November 30, 2005	5,092	$38.14	-	-
December 1, 2005 - December 31, 2005	-	$-	-	-
Total	5,092	$38.14	-	-

The shares reflected on the table above represent shares of the Company's common stock surrendered in lieu of payment on a receivable. The Company does not currently have a stock repurchase program in effect.

Item 6.   Selected Financial Data

The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements and the notes to those statements and with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The consolidated statements of earnings for the years ended December 31, 2003, 2004 and 2005, and the consolidated balance sheet data as of December 31, 2004 and 2005, are derived from our audited consolidated financial statements included elsewhere herein. The consolidated statements of earnings for the years ended December 31, 2001 and 2002, and the consolidated balance sheet data as of December 31, 2001, 2002 and 2003, are derived from our audited consolidated financial statements which are not included herein.

	Year Ended December 31,
	2001	2002	2003	2004	2005
Consolidated Statements of Earnings:	(In thousands, except per share data)
Net sales	$204,661	$214,925	$310,946	$381,425	$504,445
Cost of sales (1)	99,481	102,763	148,908	193,497	258,948
Gross profit	105,180	112,162	162,038	187,928	245,497
Selling, general and administrative expenses (1)	69,266	70,238	104,467	126,265	155,413
Impairment of intangible assets	—	—	327	4,318	—
Amortization of intangible assets	3,376	—	30	94	1,385
Gain on sale of W. Britain product line	—	—	—	—	(1,953)
Operating income	32,538	41,924	57,214	57,251	90,652
Interest expense, net	6,470	1,835	3,477	4,063	5,983
Other expense (income)	277	(603)	(145)	(508)	146
Income before income taxes	25,791	40,692	53,882	53,696	84,523
Income tax expense	10,668	15,947	15,465	19,718	31,393
Net income	$15,123	$24,745	$38,417	$33,978	$53,130
Net income per share:
Basic	$1.03	$1.55	$2.25	$1.82	$2.58
Diluted	$1.00	$1.47	$2.12	$1.72	$2.47
Weighted average shares outstanding:
Basic	14,663	15,981	17,060	18,687	20,613
Diluted	15,159	16,829	18,105	19,761	21,532

	As of December 31,
	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data:
Working capital	$26,392	$49,540	$70,471	$112,931	$113,286
Total assets	235,523	236,287	381,829	585,748	629,736
Total debt	62,000	8,000	85,000	131,250	82,647
Total stockholders’ equity	$118,099	$170,881	$225,299	$346,762	$398,951

(1) Depreciation expense was approximately $9.2 million, $9.1 million, $12.0 million, $15.3 million and $14.5 million for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

General Note: Results for 2003 include the results of LCI from March 1, 2003. Results for 2004 include the results of Playing Mantis from June 1, 2004 and TFY from September 16, 2004. As these acquisitions were accounted for using the purchase method of accounting, periods prior to the acquisition effective dates do not include any results for LCI, Playing Mantis or TFY.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles, hobby and infant care products that are targeted to consumers of all ages. We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific. Our product categories include (i) infant products; (ii) children’s toys; and (iii) collectible products. We market a significant portion of our products with licenses from other parties, and we are currently a party to over 700 license agreements.

The First Years Acquisition. On September 15, 2004, we acquired The First Years Inc. (TFY). TFY is an international developer and marketer of infant and toddler care and play products sold under The First Years® by Learning Curve brand name and under various licenses, including Disney’s Winnie the Pooh. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in our consolidated statements of earnings since the effective date of the acquisition.

Playing Mantis Acquisition. On June 7, 2004, we acquired substantially all of the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Playing Mantis designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our consolidated statements of earnings since the effective date of the acquisition.

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

Integration Initiatives.  During 2004 and 2005, we focused on integrating our Playing Mantis and TFY acquisitions. As of December 31, 2004, Playing Mantis was fully integrated. During 2005, we continued our efforts integrating TFY with numerous initiatives to achieve synergies and cost savings in several areas including payroll, systems development and maintenance, corporate and administrative, and sales and marketing expenses. We believe that the cumulative cost savings to be realized in the 24 months after the acquisitions will be approximately $15.0 million.

Sales. Our sales are primarily derived from the sale of collectible, toy and infant products and are recognized upon transfer of title of product to our customers. We market our products through a variety of distribution channels, including chain retailers, specialty and hobby wholesalers and retailers, OEM dealers, corporate promotional accounts and direct to consumers. For the years ended December 31, 2003, 2004 and 2005, sales to chain retailers comprised 48.8%, 52.3% and 62.3%, respectively, of our net sales.

Our products are marketed and distributed in North America, Europe, Australia and Asia Pacific. International sales constituted 14.9%, 13.3% and 14.2% of our net sales for the years ended December 31, 2003, 2004 and 2005, respectively. We expect international sales to increase over the next several years as we expand our geographic reach. Our net sales have not been materially impacted by foreign currency fluctuations.

We derive a significant portion of our sales from some of the world’s largest retailers and OEM dealers. Our top five customers accounted for 38.0%, 37.9% and 47.6% of our net sales in 2003, 2004 and 2005, respectively. Toys “R” Us/Babies “R” Us, our largest customer, accounted for 10.5% and 14.8% of our net sales in 2004 and 2005, respectively. Wal-Mart accounted for 10.8% and 13.1% of our net sales in 2003 and 2005, respectively. Target accounted for 11.7% of our net sales in 2005. Other than Wal-Mart, no customer accounted for more than 10.0% of our net sales in 2003. In 2004, other than Toys “R” Us/Babies “R” Us, no customer accounted for more than 10.0% of our net sales. In 2005, other than Toys “R” Us/Babies “R” Us, Wal-Mart and Target, no customer accounted for more than 10.0% of our net sales.

We provide certain customers the option to take delivery of our products either in the United States, United Kingdom, Australia, Canada or Germany with credit terms generally ranging from 30 to 90 days or directly in China with payment made by irrevocable letter of credit or wire transfer. We generally grant price discounts on direct sales from China resulting in lower gross margins. However, shipments direct from China lower our distribution and administrative costs, so we believe that our operating income margin is comparable for products delivered in China versus products shipped in the United States, United Kingdom, Australia, Canada or Germany. For the years ended December 31, 2003, 2004 and 2005, direct sales from China constituted 9.6%, 13.0% and 10.3%, respectively, of our net sales.

We do not ordinarily sell our products on consignment, and we generally accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Returns and allowances on an annual basis have ranged from 3.4% to 6.3% of our net sales over the last three years.

Expenses. Our products are manufactured by third-parties, principally located in China. Cost of sales primarily consists of purchases of finished products, which accounted for 80.4%, 79.5% and 81.7% of our cost of sales in 2003, 2004 and 2005, respectively. The remainder of our cost of sales primarily includes tooling depreciation, freight-in from suppliers and concept and design expenses. Substantially all of our purchases of finished products from the Far East are denominated in Hong Kong dollars, and therefore, subject to currency fluctuations. Historically, we have not incurred substantial exposure due to currency fluctuations because the Hong Kong government has maintained a policy of linking the Hong Kong dollar and the U.S. dollar since 1983. A future increase in the value of the Hong Kong dollar relative to the U.S. dollar may increase our cost of sales and decrease our gross margins.

Additionally, if our suppliers experience increased raw material, labor or other costs and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease.

Our quarterly gross margins can also be affected by the mix of product that is shipped during each quarter.  Individual product lines within each category carry gross margins that vary significantly and can cause quarterly fluctuations, based on the timing of these individual shipments throughout the year. Due to the 2004 acquisition of TFY, which has higher sales of non-licensed products that carry lower selling prices and gross margins than the Company had historically prior to 2004, we anticipate our annual gross margins will fall in the range of 47% to 51%.

Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing expenses, freight-out to customers and sales commissions. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. In 2005, aggregate royalties by product ranged from approximately 1.0% to 22.0% of our net sales price. Royalty expense was approximately 8.5%, 8.4% and 6.8% of our net sales for the years ended December 31, 2003, 2004 and 2005, respectively. Sales commissions ranged from 1.0% to 15.0% of the net sales price and are generally paid quarterly to our external sales representative organizations. Sales subject to commissions represented 31.2%, 30.7% and 30.4% of our net sales for the years ended December 31, 2003, 2004 and 2005, respectively. Sales commission expense was 1.6%, 1.6% and 1.3% of our net sales for the years ended December 31, 2003, 2004 and 2005, respectively.

Seasonality. We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 62.5% of our net sales for the three years ended December 31, 2005, were generated in the second half of the year. As a result, our investment in working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first quarter.

Results of Operations

	Year Ended December 31,
	2003		2004		2004 Pro Forma		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands, except per share data)
Net sales	$310,946	100.0%	$381,425	100.0%	$489,481	100.0%	$504,445	100.0%
Cost of sales	148,908	47.9	193,497	50.7	254,818	52.1	258,948	51.3
Gross profit	162,038	52.1	187,928	49.3	234,663	47.9	245,497	48.7
Selling, general and administrative expenses	104,467	33.6	126,265	33.1	163,150	33.3	155,413	30.8
Impairment of intangible assets	327	0.1	4,318	1.1	4,318	0.9	—	—
Amortization of intangible assets	30	—	94	—	375	—	1,385	0.3
Gain on sale of W. Britain product line	—	—	—	—	—	—	(1,953)	(0.4)
Operating income	57,214	18.4	57,251	15.1	66,820	13.7	90,652	18.0
Interest expense, net	3,477	1.1	4,063	1.1	8,352	1.7	5,983	1.3
Other (income) expense	(145)	(0.1)	(508)	(0.1)	(687)	(0.1)	146	—
Income before income taxes	53,882	17.4	53,696	14.1	59,155	12.1	84,523	16.7
Income tax expense	15,465	5.0	19,718	5.2	22,784	4.7	31,393	6.2
Net income	$38,417	12.4%	$33,978	8.9%	$36,371	7.4%	$53,130	10.5%

Net income per share:
Basic	2.25		1.82		1.94		2.58
Diluted	2.12		1.72		1.84		2.47
Weighted average shares outstanding:
Basic	17,060		18,687		18,726		20,613
Diluted	18,105		19,761		19,800		21,532

Note: 2004 pro forma amounts assume that the Playing Mantis and The First Years acquisitions occurred as of January 1, 2004.

Operating Highlights

Net sales for the year ended December 31, 2005, increased approximately 32.2% primarily due to the addition of TFY. Gross margin decreased to 48.7% for 2005 from 49.3% for 2004. The gross margin for 2004 includes $3.0 million in charges related to the write-off of undepreciated tooling and to provide for inventory related to the discontinued product lines and trackside distribution. Selling, general and administrative expenses as a percentage of net sales decreased to 30.8% for 2005 from 33.1% for 2004. Operating income increased to $90.7 million for 2005 compared to $57.3 million for 2004. Operating income for 2005 includes $2.0 million in gain on the sale of assets related to the sale of our W. Britain product line.  Operating income for 2004 includes $8.5 million in non-recurring charges related to the discontinuance of certain product lines and our NASCAR trackside distribution. As a percentage of net sales, operating income increased to 18.0% for 2005 from 15.0% for 2004.

Results for 2005 were negatively impacted by a tax charge of approximately $0.5 million incurred as a result of repatriation of foreign earnings and by additional depreciation expense of approximately $0.5 million, net of income tax benefit, for tooling on discontinued product lines. These negative impacts were offset by a gain of $1.2 million, net of income tax expense, on the sale of the W. Britain product line and an income tax benefit of approximately $0.7 million due to a reduction of income tax accruals stemming from the resolution of specific outstanding state and foreign tax issues. The combined impact of these charges positively impacted diluted earnings per share for the year ended December 31, 2005 by approximately $0.05 per diluted share.

Results for 2004 were negatively impacted by the Company’s decision to discontinue certain low-performing product lines as well as its distribution at NASCAR trackside sales events. In 2004, the Company recorded a non-cash impairment charge of approximately $2.7 million, net of income tax benefits, to write-off intangible license and trademark assets recorded at the time of the Learning Curve acquisition. In addition, charges to write-off undepreciated tooling and fixed assets and to provide inventory and royalty reserves related to the discontinued product lines and trackside sales distribution totaled approximately $2.7 million, net of income tax benefits. The Company also recorded an adjustment to the income tax provision of approximately $0.6 million in 2004. The combined impact of these charges on the Company’s diluted earnings per share was approximately $0.30 for the year ended December 31, 2004.

Net income per diluted share for the year ended December 31, 2003 was positively impacted by $0.19 per diluted share as a result of a reduction in the income tax provision.

Results for 2004 include Playing Mantis from June 1, 2004 and TFY from September 16, 2004. Results for 2003 include LCI from March 1, 2003.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Net Sales. Net sales increased $123.0 million, or 32.2%, to $504.4 million for 2005 from $381.4 million for 2004. This sales increase was primarily attributable to the addition of TFY for the full year of 2005 versus only three and a half months in 2004, as well as the growth in our children’s toys category. Net sales increased in our children’s toys and infant products categories, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our infant products category increased approximately 166.1% primarily due to the addition of TFY. Net sales in our children’s toys category increased approximately 32.7% primarily driven by strong performance of Thomas & Friends and John Deere toy vehicles and our ride-on products, as well as sales of our new Bob the Builder product line. Net sales in our collectible products category decreased approximately 20.3% primarily due to the continued tough comparisons to both The Fast and The Furious and American Chopper/Orange County Chopper product lines in 2004, the discontinuance of the Memory Lane seasonal figures, lower overall NASCAR product sales and the discontinuance of distribution at NASCAR trackside events in 2005.

Actual net sales for 2005, excluding $4.7 million in net sales of previously discontinued product lines and the W. Britain product line, were $499.7 million, an increase of 7.3% when compared to 2004 pro forma net sales, excluding $23.7 million in net sales from these same discontinued product lines and the W. Britain product line, of $465.8 million. Management has provided this non-GAAP financial information so that investors can more easily compare financial performance of the Company's current business operations from period to period. A reconciliation to the nearest GAAP financial measure follows:

2005 actual net sales	$504.4 million
Deduct: net sales of previously discontinued product lines and W. Britain product line	4.7 million
$499.7 million

2004 pro forma net sales	$489.5 million
Deduct: net sales of previously discontinued product lines and W. Britain product line	23.7 million
$465.8 million

Gross Profit. Gross profit increased $57.6 million, or 30.7%, to $245.5 million for 2005 from $187.9 million for 2004. The gross profit margin (as a percentage of net sales) decreased to 48.7% for 2005 compared to 49.3% for 2004 and 47.9% for 2004 pro forma.  Gross profit for 2004 and 2004 pro forma were adversely affected by $3.0 million in non-recurring charges to write-off undepreciated tooling and to provide for inventory related to the discontinued product lines and trackside sales distribution. There were no major changes in the components of cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $29.1 million, or 23.0%, to $155.4 million for 2005 from $126.3 million for 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 30.8% for 2005 from 33.1% for 2004. Selling, general and administrative expenses for 2004 include $1.2 million in non-recurring charges. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to operating leverage gained from the increased sales from the 2004 acquisitions, integration cost savings and disciplined control over discretionary operating expenses.

Operating Income.  Operating income increased to $90.7 million for 2005 from $57.3 million for 2004. As a percentage of net sales, operating income increased to 18.0% of net sales for 2005 from 15.0% for 2004. Operating income for 2005 includes $2.0 million in gain on the sale of assets related to the sale of our W. Britain product line. Operating income for 2004 includes $8.5 million in non-recurring charges related to the discontinuance of certain product lines and our NASCAR trackside distribution.

Net Interest Expense. Net interest expense of $6.0 million for 2005 and $4.1 million for 2004 relates primarily to bank term loans and lines of credit. The increase in net interest expense for 2005 was primarily due to the increase in average outstanding debt balances and an increase in the Company’s incremental borrowing rate.

Income Tax. Income tax expense of $31.4 million for 2005 includes a tax charge of approximately $0.5 million, or $0.02 per diluted share, incurred as a result of repatriation of foreign earnings and a tax benefit of approximately $0.7 million, or $0.03 per diluted share, relating to a reduction of income tax accruals stemming from the resolution of specific outstanding state and foreign tax issues. Income tax expense for 2005 includes provisions for federal, state and foreign income taxes at an effective rate of 37.1%. Income tax expense of $19.7 million for 2004 includes an adjustment to the income tax provision of approximately $0.6 million, or $0.03 per diluted share. Income tax expense in 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 36.7%.

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

Net sales for the 2004 year excluding the Playing Mantis and TFY acquisitions of $332.0 million increased by approximately 1.4% versus pro forma net sales for the year ended December 31, 2003 of $327.5 million. The pro forma net sales for 2003 assume that the Learning Curve acquisition occurred as of January 1, 2003. Management has provided this non-GAAP financial information so that investors can more easily compare financial performance of the Company's current business operations from period to period. A reconciliation to the nearest GAAP financial measure follows:

2004 actual net sales	$381.4 million
Deduct: net sales relating to Playing Mantis and TFY	49.4 million
$332.0 million

Gross Profit. Gross profit increased $25.9 million, or 16.0%, to $187.9 million for 2004 from $162.0 million for 2003. The gross profit margin (as a percentage of net sales) decreased to 49.3% for 2004 from 52.1% for 2003 primarily due to increased product and freight costs, a less favorable product mix, the charges related to the write-off of undepreciated tooling and to provide for inventory related to the discontinued product lines and trackside distribution, and the impact of sales from Playing Mantis and TFY which generally carry lower gross profit margins than historical RC2 products. There were no major changes in the components of cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.8 million, or 20.9%, to $126.3 million for 2004 from $104.5 million for 2003. The increase in selling, general and administrative expenses was primarily driven by the inclusion of Playing Mantis and TFY which had not yet been fully impacted by integration cost savings, as well as the establishment of royalty reserves related to discontinued products. As a percentage of net sales, selling, general and administrative expenses decreased to 33.1% for 2004 from 33.6% for 2003.

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

Income Tax. Income tax expense of $19.7 million for 2004 includes an adjustment to the income tax provision of approximately $0.6 million, or $0.03 per diluted share. Income tax expense in 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 36.7%. Income tax expense of $15.5 million for 2003 includes a reduction of approximately $3.4 million, or $0.19 per diluted share, primarily due to the recognition of foreign net operating losses during the year and a reduction of income tax provision relating to the completion of an IRS tax audit for the fiscal years 1998 through 2000. Income tax expense, including the adjustments mentioned, includes provisions for federal, state and foreign income taxes at an effective tax rate of 28.7% for 2003.

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility. Our operating activities generated cash of approximately $59.1 million in 2005, $64.1 million in 2004 and $38.0 million in 2003.

Working capital increased $0.4 million to $113.3 million at December 31, 2005, from $112.9 million at December 31, 2004. Cash and cash equivalents increased $5.2 million to $25.3 million at December 31, 2005, from $20.1 million at December 31, 2004. Our accounts receivable increased $19.5 million to $113.1 million at December 31, 2005, from $93.6 million at December 31, 2004. Our inventory level increased $16.3 million to $71.3 million at December 31, 2005, from $55.0 million at December 31, 2004.

Net cash used in investing activities was $6.6 million in 2005, $185.0 million in 2004 and $114.1 million in 2003. The decrease in 2005 was primarily attributable to the 2004 acquisitions of Playing Mantis and TFY and a decrease in capital expenditures to $14.2 million in 2005 from $15.1 million in 2004. Capital expenditures for molds and tooling in 2005 and 2004 were $11.8 million and $10.9 million, respectively, and we expect capital expenditures for 2006, principally for molds and tooling, to be approximately $16.0 million. In 2005, we also received proceeds from the sale of assets of $5.5 million, primarily on the sale of the Avon, Massachusetts facility, and proceeds from the sale of the W. Britain product line of $2.9 million.

Net cash used in financing activities in 2005 was $46.5 million. Net cash generated by financing activities in 2004 and 2003 was $123.4 million and $74.8 million, respectively. In 2005, we made payments of $16.6 million on our term loans. During 2005, we borrowed a total of $28.1 million and made total payments of $60.0 million on our lines of credit. At December 31, 2005, we had $89.5 million available on our lines of credit. Historically, we have used a significant portion of excess cash to pay down debt.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At December 31, 2005, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving line of credit. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On December 31, 2005, the Company had $74.7 million outstanding on this credit facility and was in compliance with all covenants.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt.

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a credit facility to replace its previous credit facility. This credit facility was comprised of a $60.0 million term loan and an $80.0 million revolving line of credit, both of which were to mature on April 30, 2006. This facility was replaced with the September 2004 credit facility discussed above.

The Company’s Hong Kong subsidiary maintains a credit agreement with a bank that provides for a line of credit of up to $2.0 million, which is renewable annually on January 1. Amounts borrowed under this line of credit bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company. As of December 31, 2004 and 2005, there were no outstanding borrowings under this line of credit.

The Company’s United Kingdom subsidiary maintains a line of credit with a bank for $0.4 million which expires on July 31, 2006. This line of credit bears interest at 1.0% over the bank’s base rate, and the total amount is subject to a letter of guarantee given by the Company. At December 31, 2004 and 2005, there were no amounts outstanding on this line of credit.

During 2005, the Company’s United Kingdom subsidiary entered into an additional line of credit with a bank for $8.0 million which expires on September 14, 2008. This line of credit bears interest at 1.15% over the LIBOR rate, and the total amount is secured by a guarantee of the Company. At December 31, 2005, the Company had $8.0 million outstanding on this line of credit. The original borrowings under this line of credit were denominated in equal parts of British pounds sterling and Euros.

The following table summarizes our significant contractual commitments at December 31, 2005:

	Payment Due by Period
(In thousands) Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and beyond
Long-term debt (including current portion)	$82,647	$25,230	$57,417	$—	$—
Minimum royalty guarantees	19,896	9,869	10,022	5	—
Operating leases	30,214	3,962	6,303	5,165	14,784
Unconditional purchase obligations	3,449	2,050	1,049	350	—
Total contractual cash obligations	$136,206	$41,111	$74,791	$5,520	$14,784

We believe that our cash flows from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs in 2006. Working capital financing requirements are typically highest during the third and fourth quarters due to seasonal increases in demand for our infant products, toys and collectibles. Although operating activities are expected to provide sufficient cash, any significant future product or property acquisitions, including up-front licensing payments, may require additional debt or equity financing.

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

Inventory. Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence, and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value. Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings. Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management could impact the inventory valuation.

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. Long-lived assets have been reviewed for impairment based on SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred. Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. The Company’s management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives are amortized over their useful lives. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill had been amortized over 40 years on a straight-line basis through December 31, 2001. Approximately $88.7 million of this goodwill is tax deductible over 15 years.

As of December 31, 2004 and 2005, goodwill, net of accumulated amortization, was approximately $282.4 million and $253.6 million, respectively. The decrease in goodwill at December 31, 2005, was primarily due to the completion of the Playing Mantis and TFY intangible valuations and the finalization of purchase accounting related to those acquisitions. The Company completed its annual goodwill impairment tests as of October 1, 2004 and 2005 which resulted in no impairment. The annual impairment test for intangible assets in 2005 resulted in no impairment to intangibles. However, impairment charges for intangible assets in the North America segment of $4.3 million have been included in the accompanying consolidated statement of earnings for the year ended December 31, 2004, as a result of the 2004 annual impairment test for intangible assets. The impairment charges were based upon the Company’s decision to discontinue certain low-performing product lines.

Income Taxes. The Company records current and deferred income tax assets and liabilities. Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed. Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets. In determining the required liability, management considers certain tax exposures and all available evidence. However, if the available evidence were to change in the future, an adjustment to the tax-related balances may be required. Estimates for such tax contingencies are classified in other non-current liabilities on the accompanying consolidated balance sheets.

Accrued Allowances. The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company, may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued throughout the year, as sales are recorded. The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates. For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved. The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the target for the participating customer will not be reached, the Company will change the estimate for that customer as required. The Company’s products currently carry a limited warranty which guarantees the product to be free from defects in material and workmanship under normal and intended use for a period of 90 days from the date of consumer purchase. Historical results of product warranty claims have shown that they have had an immaterial impact on the Company. Based upon the historical results, appropriate allowances for product warranty claims are accrued throughout the year.

Accrued Royalties. Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period as well as management estimates for additional royalty exposures. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. Royalty expense is included in selling, general and administrative expenses on the accompanying consolidated statements of earnings.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those instruments. This Statement applies to all awards unvested or granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. The Company adopted this Statement for the quarter beginning January 1, 2006. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table provided under the heading “Accounting for Stock-Based Compensation” in the accompanying notes to the consolidated financial statements. We plan to use the modified prospective method and accordingly will not be restating prior periods upon adoption of SFAS No. 123R.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facilities and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at December 31, 2005, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $43,504 per month and a five percentage point increase would increase future interest expense by $0.2 million per month. The Company determined these amounts based on approximately $52.2 million of variable rate borrowings at December 31, 2005, multiplied by 1.0% and 5.0%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, except for approximately 14.1% of our net sales in 2005 denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars. The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars. Expenses for these manufacturers are primarily denominated in Chinese Renminbi. The Hong Kong dollar is currently pegged to the U.S. dollar. If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar or the British pounds sterling would increase our expenses and therefore could adversely affect our profitability. A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the year ended December 31, 2005 would have changed the total dollar amount of our gross profit by approximately 11.5%. During July 2005, China revalued the Chinese Renminbi, abandoning the former method of pegging the Chinese Renminbi to the U.S. dollar. As expenses for the Company’s Chinese manufacturers are primarily denominated in Chinese Renminbi, a material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company’s expenses and therefore could adversely affect the Company’s profitability. A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pounds sterling, the Australian dollar, the Euro or the Canadian dollar for the year ended December 31, 2005 would not have had a significant impact on the Company’s earnings. The Company is also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States. Historically, the Company has not used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.   Financial Statements and Supplementary Data

Financial Statements

Our consolidated financial statements and notes thereto are filed under this item beginning on page F-1 of this report.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for 2004 and 2005. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

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

(1) Depreciation expense was approximately $3.0 million, $3.0 million, $3.3 million and $6.0 million for Q1, Q2, Q3 and Q4 2004, respectively. Q4 2004 depreciation expense includes approximately $2.5 million relating to the write-off of undepreciated tooling for discontinued product lines.

	Fiscal Year 2005
(In thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$96,489	$108,811	$142,567	$156,578
Cost of sales (1)	47,367	56,067	72,833	82,681
Gross profit	49,122	52,744	69,734	73,897
Selling, general and administrative expenses (1)	35,561	36,413	39,943	43,496
Amortization of intangible assets	94	156	845	290
Gain on sale of W. Britain product line	—	—	(1,953)	—
Operating income	13,467	16,175	30,899	30,111
Interest expense, net	1,321	1,714	1,522	1,426
Other (income) expense	(85)	(266)	4	493
Income before income taxes	12,231	14,727	29,373	28,192
Income tax expense	4,403	4,964	11,113	10,913
Net income	$7,828	$9,763	$18,260	$17,279
Net income per share:
Basic	$0.38	$0.47	$0.88	$0.83
Diluted	$0.37	$0.45	$0.85	$0.80
Weighted average shares outstanding:
Basic	20,496	20,593	20,656	20,703
Diluted	21,433	21,545	21,594	21,552

(1)   Depreciation expense was approximately $3.4 million, $3.2 million, $3.7 million and $4.2 million for Q1, Q2, Q3 and Q4 2005, respectively.  Q4 2005 depreciation expense includes approximately $0.8 million relating to the write-off of undepreciated tooling for discontinued product lines.

General Note:  Results for 2004 include the results of Playing Mantis from June 1, 2004 and the results of TFY from September 16, 2004. As these acquisitions were accounted for using the purchase method of accounting, periods prior to the acquisition effective dates do not include any results for Playing Mantis or TFY.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F-3 hereof.

Item 9B.   Other Information

Not applicable.

Part III

Item 10.   Directors and Executive Officers of the Registrant

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters-Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 1, 2006. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters-Code of Business Ethics” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are John J. Vosicky (Chairman), John S. Bakalar and Daniel M. Wright.

Item 11.   Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under “Executive Compensation” and “Compensation of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 1, 2006.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under “Security Ownership” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 1, 2006.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2005, for the Company’s equity compensation plans, including the RC2 Corporation 2005 Stock Incentive Plan, the Racing Champions Ertl Corporation Stock Incentive Plan, the Racing Champions Ertl Corporation Employee Stock Purchase Plan, the Racing Champions, Inc. 1996 Key Employees Stock Option Plan and the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan. All of these plans have been approved by the Company’s stockholders, other than the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan, which was approved by Wheels Sports Group’s stockholders and assumed by the Company following its acquisition of Wheels Sports Group in 1998. The Wheels Sports Group, Inc. 1996 Omnibus Stock Plan, the Racing Champions, Inc. 1996 Key Employee Stock Plan and the Racing Champions Ertl Corporation Stock Incentive Plan are dormant, and no future issuances are allowed under these plans.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,564,140	$16.16	1,649,288
Equity compensation plans not approved by stockholders	—	—	—
Total	1,564,140	$16.16	1,649,288

Item 13.   Certain Relationships and Related Party Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the discussions under “Executive Compensation-Employment Agreements” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 1, 2006.

Item 14.   Principal Accountant Fees and Services

Information regarding the fees and services of the independent registered public accounting firm is incorporated herein by reference to the discussion under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 1, 2006.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report:

1.    Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule for the Years Ended December 31, 2003, 2004 and 2005:

Schedule Number	Description	Page
II	Valuation and Qualifying Accounts	34

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.    Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.2
First Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.3
Certificate of Ownership and Merger changing the Company’s name to Racing Champions Ertl Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.4
Certificate of Ownership and Merger changing the Company’s name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635)).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-22635)).

10.1*       Employment Agreement, dated as of April 4, 2005, between the Company and Curtis W. Stoelting (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.2*       Employment Agreement, dated as of April 4, 2005, between the Company and Peter J. Henseler (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.3*       Employment Agreement, dated as of April 4, 2005, between the Company and Jody L. Taylor (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.4*       Employment Agreement, dated as of April 4, 2005, between the Company and Helena Lo (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.5*       Employment Agreement, dated as of December 13, 2005, between the Company and Richard E. Rothkopf (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on December 16, 2005).

10.6*       Separation Agreement and General Release, dated as of December 13, 2005, between the Company and John Walter Lee II (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on December 16, 2005).

10.7*       RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.8*       Form of Grant Agreement for the RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.9*       RC2 Corporation Incentive Bonus Plan and RC2 Corporation Top Management Additional Bonus Plan (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.10*     Outside Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.11*     Racing Champions, Inc. 1996 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement of Form S-1 (Registration No. 333-22493) filed by the Company with the Securities and Exchange Commission on February 27, 1997).

10.12*     Racing Champions Ertl Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.13*     Wheels Sports Group, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

10.14*     Racing Champions Ertl Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.15       Agreement and Plan of Merger, dated February 3, 2003, among the Company, RBVD Sub I Inc., Racing Champions Worldwide Limited, Racing Champions Limited and Learning Curve International, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 4, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on March 18, 2003).
10.16       Agreement and Plan of Merger, dated June 4, 2004, among The First Years Inc., the Company and RBVD Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 4, 2004 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on July 12, 2004).

10.17       Amended and Restated Credit Agreement, dated as of September 15, 2004, among the Company, certain of its subsidiaries, Harris Trust and Savings Bank, as lender and agent, and other lenders named therein (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 15, 2004 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on September 21, 2004).

10.18       First Amendment to Amended and Restated Credit Agreement, dated as of August 19, 2005, among the Company, certain of its subsidiaries, Harris Trust and Savings, as lender and agent, and other lenders named therein.

10.19       Second Amendment to Amended and Restated Credit Agreement, dated as of November 18, 2005, among the Company, certain of its subsidiaries, Harris Trust and Savings Bank, as lender and agent, and other lenders named therein.

10.20*     Employment Agreement, dated as of April 26, 2004, between RC2 Brands, Inc. and Gregory J. Kilrea.

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

Date: February 28, 2006	RC2 CORPORATION
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

/s/ Robert E. Dods	Chairman of the Board and	February 28, 2006
Robert E. Dods	Director

/s/ Boyd L. Meyer	Vice Chairman and Director	February 28, 2006
Boyd L. Meyer

/s/ Curtis W. Stoelting	Chief Executive Officer and	February 28, 2006
Curtis W. Stoelting	Director (Principal Executive Officer)

/s/ Jody L. Taylor	Chief Financial Officer and Secretary	February 28, 2006
Jody L. Taylor	(Principal Financial and Accounting Officer)

/s/ Peter K.K. Chung	Director	February 28, 2006
Peter K.K. Chung

/s/ Paul E. Purcell	Director	February 28, 2006
Paul E. Purcell

/s/ John S. Bakalar	Director	February 28, 2006
John S. Bakalar

/s/ John J. Vosicky	Director	February 28, 2006
John J. Vosicky

/s/ Daniel M. Wright	Director	February 28, 2006
Daniel M. Wright

/s/ Richard E. Rothkopf	Director	February 28, 2006
Richard E. Rothkopf

/s/ Thomas M. Collinger	Director	February 28, 2006
Thomas M. Collinger

/s/ Michael J. Merriman, Jr.	Director	February 28, 2006
Michael J. Merriman, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

Under date of February 28, 2006, we reported on the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years in the three-year period ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
Chicago, Illinois
February 28, 2006

Schedule II

Description
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2003	$2,600,576	$2,077,735	$1,825,339	$(2,497,203)	$4,006,447
Year ended December 31, 2004	$4,006,447	$1,083,083	$481,182	$(2,374,153)	$3,196,559
Year ended December 31, 2005	$3,196,559	$966,453	$(258,148)	$(832,156)	$3,072,708

INDEX TO FINANCIAL STATEMENTS

RC2 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited the accompanying consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RC2 Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RC2 Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Chicago, Illinois
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that the RC2 Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RC2 Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that RC2 Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RC2 Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Chicago, Illinois
February 28, 2006

CONSOLIDATED BALANCE SHEETS
	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$20,123,395	$25,261,751
Accounts receivable, net of allowances for doubtful accounts of $3,196,559 and $3,072,708	93,616,367	113,066,470
Other receivables	6,565,341	2,284,425
Inventory	55,022,928	71,260,176
Assets held for sale	4,185,959	—
Deferred income taxes and prepaid taxes, net	8,263,659	8,716,715
Prepaid expenses	6,602,609	6,595,560
Total current assets	194,380,258	227,185,097
Property and equipment:
Land	699,498	685,638
Buildings and improvements	8,049,231	7,453,527
Tooling	85,253,552	96,416,008
Other equipment	19,087,076	19,149,481
	113,089,357	123,704,654
Less accumulated depreciation	(64,232,922)	(76,665,171)
	48,856,435	47,039,483
Goodwill	282,367,323	253,571,014
Intangible assets, net	58,243,316	99,610,655
Other non-current assets	1,901,143	2,330,153
Total assets	$585,748,475	$629,736,402
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,590,061	$25,543,076
Taxes payable, net	—	6,109,548
Accrued expenses	14,263,873	19,596,548
Accrued allowances	18,563,026	21,198,641
Accrued royalties	14,623,280	14,874,078
Line of credit	—	3,979,520
Current maturities of bank term loans	16,562,500	21,250,000
Other current liabilities	846,618	1,347,979
Total current liabilities	81,449,358	113,899,390
Lines of credit	50,000,000	13,979,520
Bank term loans, less current maturities	64,687,500	43,437,500
Deferred income taxes	31,632,972	49,313,058
Other non-current liabilities	11,216,229	10,155,553
Total liabilities	238,986,059	230,785,021
Commitments and contingencies
Stockholders’ equity:
Common stock, voting, $0.01 par value, 28,000,000 shares authorized, 22,294,833 shares issued and 20,462,659 shares outstanding at December 31, 2004, and 22,548,784 shares issued and 20,717,954 shares outstanding at December 31, 2005	222,948	225,488
Additional paid-in capital	215,014,221	219,646,877
Accumulated other comprehensive income	6,543,964	1,126,596
Retained earnings	133,481,530	186,611,878
	355,262,663	407,610,839
Treasury stock, at cost, 1,832,174 shares at December 31, 2004, and 1,830,830 shares at December 31, 2005	(8,500,247)	(8,659,458)
Total stockholders’ equity	346,762,416	398,951,381
Total liabilities and stockholders’ equity	$585,748,475	$629,736,402

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2003	2004	2005
Net sales	$310,945,668	$381,424,739	$504,444,934
Cost of sales, related parties	8,255,626	7,846,269	18,565,863
Cost of sales, other	140,651,980	185,650,821	240,381,915
Gross profit	162,038,062	187,927,649	245,497,156
Selling, general and administrative expenses	104,467,274	126,264,737	155,412,481
Impairment of intangible assets	327,000	4,318,000	—
Amortization of intangible assets	30,000	93,750	1,384,800
Gain on sale of W. Britain product line	—	—	(1,952,555)
Operating income	57,213,788	57,251,162	90,652,430
Interest expense, net	3,477,352	4,063,290	5,983,132
Other (income) expense	(145,447)	(508,160)	145,950
Income before income taxes	53,881,883	53,696,032	84,523,348
Income tax expense	15,464,620	19,717,803	31,393,000
Net income	$38,417,263	$33,978,229	$53,130,348
Net income per share:
Basic	$2.25	$1.82	$2.58
Diluted	$2.12	$1.72	$2.47
Weighted average shares outstanding:
Basic	17,059,589	18,687,057	20,612,846
Diluted	18,104,969	19,761,156	21,531,655

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	(Loss) Income	Capital	Earnings	Equity	Income
BALANCE, DECEMBER 31, 2002	16,463,371	$182,936	1,830,295	$(7,809,565)	$(1,284,509)	$118,705,647	$61,086,038	$170,880,547
Net income	—	—	—	—	—	—	38,417,263	38,417,263	$38,417,263
Stock issued upon option exercise	232,731	2,327	—	—	—	1,384,395	—	1,386,722	—
Tax benefit of stock option exercise	—	—	—	—	—	1,407,763	—	1,407,763	—
Stock issued in acquisition	666,666	6,667	—	—	—	7,803,325	—	7,809,992	—
Stock issued under ESPP	10,580	—	(10,580)	57,548	—	83,087	—	140,635	—
Reissue treasury stock	7,250	—	(7,250)	39,424	—	51,961	—	91,385	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	5,319,686	—	—	5,319,686	5,319,686
Minimum pension liability adjustment, net of tax	—	—	—	—	(154,610)	—	—	(154,610)	(154,610)
Comprehensive income									$43,582,339
BALANCE, DECEMBER 31, 2003	17,380,598	$191,930	1,812,465	$(7,712,593)	$3,880,567	$129,436,178	$99,503,301	$225,299,383
Net income	—	—	—	—	—	—	33,978,229	33,978,229	$33,978,229
Public stock offering	2,655,000	26,550	—	—	—	77,459,532	—	77,486,082	—
Stock issued upon option exercise	355,382	3,554	—	—	—	2,068,645	—	2,072,199	—
Tax benefit of stock option exercise	—	—	—	—	—	3,075,619	—	3,075,619	—
Stock issued in acquisition	91,388	914	—	—	—	2,867,390	—	2,868,304	—
Stock issued under ESPP	6,247	—	(6,247)	33,984	—	106,857	—	140,841	—
Treasury stock acquisition	(25,956)	—	25,956	(821,638)	—	—	—	(821,638)	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	3,551,728	—	—	3,551,728	3,551,728
Minimum pension liability adjustment, net of tax	—	—	—	—	(888,331)	—	—	(888,331)	(888,331)
Comprehensive income									$36,641,626
BALANCE, DECEMBER 31, 2004	20,462,659	$222,948	1,832,174	$(8,500,247)	$6,543,964	$215,014,221	$133,481,530	$346,762,416
Net income	—	—	—	—	—	—	53,130,348	53,130,348	$53,130,348
Stock issued upon option exercise	253,951	2,540	—	—	—	1,748,130	—	1,750,670	—
Tax benefit of stock option exercise	—	—	—	—	—	2,728,700	—	2,728,700	—
Stock issued under ESPP	6,436	—	(6,436)	35,012	—	155,826	—	190,838	—
Treasury stock acquisition	(5,092)	—	5,092	(194,223)	—	—	—	(194,223)	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(5,031,967)	—	—	(5,031,967)	(5,031,967)
Minimum pension liability adjustment, net of tax	—	—	—	—	(385,401)	—	—	(385,401)	(385,401)
Comprehensive income									$47,712,980
BALANCE, DECEMBER 31, 2005	20,717,954	$225,488	1,830,830	$(8,659,458)	$1,126,596	$219,646,877	$186,611,878	$398,951,381

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2003	2004	2005
Operating activities
Net income	$38,417,263	$33,978,229	$53,130,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,950,461	15,309,528	14,474,618
Impairment of intangible assets	327,000	4,318,000	—
Provision for uncollectible accounts	2,089,204	767,169	834,572
Amortization and write-off of deferred financing costs	246,129	828,771	482,830
Amortization of intangible assets	30,000	93,750	1,384,800
Loss (gain) on disposition of assets	112,852	56,073	(2,029,717)
Deferred income taxes	(6,757,457)	8,385,752	1,887,105
Other	—	—	15,667
Changes in operating assets and liabilities:
Accounts and other receivables	(26,766,961)	2,216,593	(18,255,388)
Inventory	7,032,219	5,488,130	(18,541,693)
Prepaid expenses	1,242,176	53,634	287,883
Accounts payable and accrued expenses	170,564	(2,783,957)	26,024,691
Other liabilities	9,857,813	(4,630,769)	(559,315)
Net cash provided by operating activities	37,951,263	64,080,903	59,136,401
Investing activities
Purchase of property and equipment	(10,752,389)	(15,091,603)	(14,159,226)
Proceeds from disposition of property and equipment	33,290	166,656	5,545,961
Purchase of LCI, net of cash acquired	(99,381,955)	—	—
Purchase of Playing Mantis, net of cash acquired	—	(17,238,056)	—
Purchase of TFY, net of cash acquired	—	(154,567,407)	39,335
Proceeds from sale of W. Britain product line	—	—	2,850,000
Investment in Meteor The Monster Truck Company, LLC	—	—	(750,000)
(Increase) decrease in other non-current assets	(3,963,090)	1,745,373	(168,936)
Net cash used in investing activities	(114,064,144)	(184,985,037)	(6,642,866)
Financing activities
Net cash proceeds from public stock offering	—	77,486,082	—
Issuance of stock upon option exercises	1,386,722	1,459,873	1,750,670
Issuance of stock under ESPP	140,635	140,841	190,838
Proceeds from bank term loans	60,000,000	85,000,000	—
Payments on bank term loans	(10,000,000)	(53,750,000)	(16,562,500)
Net borrowings (payments) on line of credit	27,000,000	15,000,000	(31,914,229)
Proceeds from reissuance of treasury stock	91,385	—	—
Payment of note payable	(2,861,816)	—	—
Financing fees paid	(935,297)	(1,942,193)	—
Net cash provided by (used in) financing activities	74,821,629	123,394,603	(46,535,221)
Effect of exchange rate changes on cash	768,163	1,051,857	(819,958)
Net (decrease) increase in cash and cash equivalents	(523,089)	3,542,326	5,138,356
Cash and cash equivalents, beginning of year	17,104,158	16,547,951	20,123,395
Restricted cash	(33,118)	33,118	—
Cash and cash equivalents, end of year	$16,547,951	$20,123,395	$25,261,751
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$3,439,022	$3,416,225	$5,890,170
Cash paid for income taxes during the period	$8,754,396	$11,986,769	$22,471,705
Cash refunds received for income taxes	$777,527	$344,861	$6,249,913
Non-cash investing and financing activity during the period:
666,666 shares of stock issued for the purchase of LCI	$7,809,992	$—	$—
91,388 shares of stock issued for the purchase of Playing Mantis	$—	$2,868,304	$—
Stock received in exchange for option exercises and tax withholdings	$—	$821,638	$—
Stock received in exchange for a receivable	$—	$—	$194,223

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1.   DESCRIPTION OF BUSINESS

Founded in 1989, RC2 Corporation and Subsidiaries, (collectively, the Company or RC2), is a leading designer, producer and marketer of innovative, high-quality toys, collectibles, hobby and infant care products targeted to consumers of all ages. RC2’s infant and preschool products are marketed under its Learning Curve® family of brands which includes The First Years® by Learning Curve and Lamaze brands as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere and Sesame Street. RC2 markets its collectible and hobby products under a portfolio of brands including Johnny Lightning®, Racing Champions®, Ertl®, Ertl Collectibles®, AMT®, Press Pass®, JoyRide®, and JoyRide Studios®. RC2 reaches its target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific.

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

RC2 Corporation and Learning Curve International, Inc.

On March 4, 2003, with an effective date of February 28, 2003, the Company acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for approximately $104.4 million in cash (excluding transaction expenses) and 666,666 shares of the Company’s common stock, including $12.0 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. LCI develops and markets a variety of high-quality, award-winning children’s and infant toys for every stage of childhood from birth through age eight. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of LCI have been included in our consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with a credit facility (See Note 7 - Debt).

The escrow amount to secure Learning Curve’s indemnification obligations under the merger agreement was approximately $2.9 million at December 31, 2005. In the merger agreement, Learning Curve agreed to indemnify the Company for losses relating to breaches of Learning Curve’s representations, warranties and covenants in the merger agreement and for specified liabilities relating to Learning Curve’s historical business. In February and April 2005, the Company had notified the representatives of the former Learning Curve stockholders of certain claims relating to a tax audit and other matters. Subsequent to December 31, 2005, an agreement was reached with the representatives of the former Learning Curve stockholders resolving all open escrow claims and disbursing all amounts in escrow other than approximately $0.3 million which will remain in the escrow to pay certain of the Company’s expenses to pursue a pending malpractice litigation claim.

RC2 Corporation and Playing Mantis, Inc.

On June 7, 2004, the Company acquired substantially all of the assets of Playing Mantis, Inc. (Playing Mantis) with an effective date of June 1, 2004. Closing consideration consisted of $17.0 million of cash (excluding transaction expenses) and 91,388 shares of the Company’s common stock. Additional cash consideration of up to $4.0 million may have been earned in the transaction by Playing Mantis of which $2.0 million was based on achieving net sales and margin targets in 2004 and the remaining $2.0 million was based on achieving net sales targets in 2005. The contingent consideration was not payable because the net sales and margin targets were not met in either 2004 or 2005. Playing Mantis designs and markets collectible vehicle replicas under the Johnny Lightning® and Polar Lights® brands. Playing Mantis’ products are primarily sold at mass merchandising, hobby, craft, drug and grocery chains. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of Playing Mantis have been included in our consolidated statements of earnings since the effective date of the acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $11.0 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2005. During the quarter ended June 30, 2005, the Company completed its valuation of the assets acquired in the Playing Mantis transaction. As a result, approximately $3.3 million in other intangible assets have been recorded on the balance sheet that previously were reflected in goodwill.

The purchase price was allocated to the net assets of Playing Mantis based on their estimated relative fair market values on June 1, 2004 as follows:

(In thousands)

Total purchase price, including expenses, net of cash acquired		$20,106
Less:
Current assets	$5,424
Property, plant and equipment	4,111
Intangible assets	3,314
Liabilities	(3,777)	(9,072)
Excess of purchase price over net assets acquired		$11,034

RC2 Corporation and The First Years Inc.

On September 15, 2004, the Company acquired The First Years Inc. (TFY) for approximately $156.1 million in cash (excluding transaction expenses). TFY is an international developer and marketer of infant and toddler care and play products sold under The First Years® by Learning Curve brand name and under various licenses, including Disney’s Winnie the Pooh. TFY’s products are sold at toy, mass merchandising, drug and grocery chains, and at specialty retailers. This transaction has been accounted for under the purchase method of accounting and, accordingly, the operating results of TFY have been included in the accompanying consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with the Company’s new credit facility (See Note 7 - Debt). The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $73.4 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2005. During the quarter ended September 30, 2005, the Company completed its valuation of the assets acquired in the TFY transaction. As a result, an additional $40.0 million in other intangible assets have been recorded on the balance sheet that previously were reflected in goodwill.

The purchase price was allocated to the net assets of TFY based on their estimated relative fair market values on September 15, 2004 as follows:

(In thousands)

Total purchase price, including expenses		$154,528
Less:
Current assets	$45,965
Property, plant and equipment	10,934
Intangible assets	58,238
Other non-current assets	175
Liabilities	(34,203)	(81,109)
Excess of purchase price over net assets acquired		$73,419

The following table presents the unaudited pro forma consolidated results of operations for the years ended December 31, 2003 and 2004. The unaudited pro forma consolidated results of operations for the year ended December 31, 2003 assume that the LCI, Playing Mantis and TFY acquisitions occurred as of January 1, 2003. The unaudited pro forma consolidated results of operations for the year ended December 31, 2004 assume that the Playing Mantis and TFY acquisitions occurred as of January 1, 2003 (LCI was acquired effective February 28, 2003 and is therefore already included in the results of operations for the year ended December 31, 2004).

(In thousands, except per share data)	2003	2004
Net sales	$491,564	$489,481
Net income	$41,655	$36,017
Net income per share:
Basic	$2.41	$1.92
Diluted	$2.27	$1.82

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

Foreign Currency Translation/Transactions

Foreign subsidiary assets and liabilities are recorded in local currencies and translated into U.S. dollars at the rates of exchange at the balance sheet date while income statement accounts and cash flows are translated at the average exchange rates in effect during the period. Unrealized gains and losses resulting from translation for the years ended December 31, 2003, 2004 and 2005, have been recorded as components of accumulated other comprehensive income in stockholders’ equity. The net exchange losses resulting from transactions in foreign currencies for the years ended December 31, 2003 and 2005 were $0.4 million and $0.5 million, respectively. The net exchange gains resulting from transactions in foreign currencies for the year ended December 31, 2004 was $29,916. These net exchange losses and gains are included in other (income) expense on the accompanying consolidated statements of earnings.

Revenue Recognition

The Company recognizes revenue based upon transfer of title of products to customers. The Company provides for estimated credits and other concessions at the time the sale is recorded, and these credits and other concessions are recorded as a reduction of gross sales. The Company’s revenue recognition policy is the same for each channel of distribution.

The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company, may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued throughout the year, as sales are recorded. The Company’s products currently carry a limited warranty which guarantees the product to be free from defects in material and workmanship under normal and intended use for a period of 90 days from the date of consumer purchase. Historical results of product warranty claims have shown that they have had an immaterial impact on the Company. Based upon the historical results, appropriate allowances for product warranty claims are accrued throughout the year.

Shipping and Handling Costs

Shipping and handling costs, which comprise only those costs incurred to transport products to the customer, are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. For the years ended December 31, 2003, 2004 and 2005, shipping and handling costs were $11.0 million, $13.9 million and $19.5 million, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial statement purposes at rates adequate to depreciate the cost of applicable assets over their expected useful lives. Accelerated methods are used for income tax purposes. Repairs and maintenance are charged to expense as incurred. Gains and losses resulting from sales, dispositions or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. The estimated useful lives used in computing depreciation for financial statement purposes are as follows:

Asset Descriptions	Estimated Useful Life
Buildings and improvements	2 - 15 years
Tooling	2 - 7 years
Other equipment	2 - 10 years

In 2004 and 2005, the Company recorded charges of approximately $2.5 million and $0.8 million, respectively, to write-off undepreciated tooling related to discontinued product lines primarily in the North America segment.  These charges are included in cost of sales, other in the accompanying consolidated statements of earnings for the years ended December 31, 2004 and 2005.

Goodwill and Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. The Company completed its annual goodwill impairment tests as of October 1, 2003, 2004 and 2005 which resulted in no impairment. The annual impairment test for intangible assets in 2005 resulted in no impairment to intangibles. However, impairment charges for intangible assets in the North America segment of $0.3 million and $4.3 million have been included in the accompanying consolidated statements of earnings for the years ended December 31, 2003 and 2004, respectively, as a result of the 2003 and 2004 annual impairment tests of intangible assets. The impairment charges are based upon the Company’s decision to discontinue certain low-performing product lines.

The change in carrying value of goodwill by reporting unit for the years ended 2004 and 2005 is shown below:

(In thousands)	North America	International	Total
Balance at December 31, 2003	$145,549	$14,171	$159,720
LCI fair value allocation	10,128	(290)	9,838
Playing Mantis acquisition	14,120	—	14,120
TFY acquisition	97,565	—	97,565
Impact of currency exchange rate changes	—	1,124	1,124
Balance at December 31, 2004	267,362	15,005	282,367
Playing Mantis fair value allocation	(3,086)	—	(3,086)
TFY fair value allocation	(24,146)	—	(24,146)
Impact of currency exchange rate changes	—	(1,564)	(1,564)
Balance at December 31, 2005	$240,130	$13,441	$253,571

The components of net intangible assets are as follows:

(In thousands)	2004	2005
Gross amount of amortizable intangible assets:
Customer relationships	$—	$8,704
Other	750	2,962
	$750	$11,666

Accumulated amortization of amortizable intangible assets:
Customer relationships	$—	$275
Other	94	1,204
	$94	$1,479

Intangible assets not subject to amortization:
Licenses and trademarks	$57,416	$89,272
Other	171	152
	$57,587	$89,424

Total intangible assets, net	$58,243	$99,611

Other amortizable intangible assets consist primarily of patents, non-compete agreements and licenses and have estimated useful lives ranging from two to five years. Customer relationships have useful lives ranging from eight to fifty years.

Estimated amortization expense for the years ending December 31, are as follows:

(In thousands)

2006	$1,045
2007	633
2008	511
2009	413
2010	211

Other Non-current Assets

Other non-current assets at December 31, 2004 consist primarily of deferred financing fees relating to the September 15, 2004 credit facility. Other non-current assets at December 31, 2005 consist primarily of deferred financing fees as well as the Company’s investment in Meteor The Monster Truck Company, LLC (see Note 16 - Investment in Meteor The Monster Truck Company, LLC). The deferred financing fees are being amortized over the term of the debt agreement. Amortization of deferred financing fees for the years ended December 31, 2004 and 2005, was approximately $0.8 million and $0.5 million, respectively, and is included in interest expense in the accompanying consolidated statements of earnings. Interest expense for the year ended December 31, 2004 includes $0.5 million relating to the write-off of fees associated with the March 4, 2003 credit facility.

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

Accrued Allowances

The Company ordinarily accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Other allowances can also be issued for defective merchandise, volume programs and co-op advertising. All allowances are accrued throughout the year as sales are recorded. The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates. For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved. The allowance for the volume program is accrued throughout the year and if it becomes clear to management that the target for a participating customer will not be reached, the Company will change the estimate for that customer as required. The Company’s products currently carry a limited warranty which guarantees the product to be free from defects in material and workmanship under normal and intended use for a period of 90 days from the date of consumer purchase. Historical results of product warranty claims have shown that they have had an immaterial impact on the Company. Based upon the historical results, appropriate allowances for product warranty claims are accrued throughout the year.

Accrued Royalties

Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period as well as management’s estimates for additional royalty exposures. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. Royalty expense is included in selling, general and administrative expenses on the accompanying consolidated statements of earnings.

Concentration of Credit Risk

Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers. Toys “R” Us/Babies “R” Us, our largest customer, accounted for 10.5% and 14.8% of our net sales in 2004 and 2005, respectively. Wal-Mart accounted for 10.8% and 13.1% of our net sales in 2003 and 2005, respectively. Target accounted for 11.7% of our net sales in 2005. Other than Toys “R” Us/Babies “R” Us, Wal-Mart and Target, no customer accounted for more than 10.0% of our net sales in each period for the three years ended December 31, 2005.  Additionally, Toys “R” Us/Babies “R” Us accounted for approximately 13.1% and 18.3% of accounts receivable at December 31, 2004 and 2005, respectively, Target accounted for approximately 13.7% and 16.6% of accounts receivable at December 31, 2004 and 2005, respectively, and Wal-Mart accounted for approximately 14.5% and 12.1% of accounts receivable at December 31, 2004 and 2005, respectively. Other than Toys “R” Us/Babies “R” Us, Target and Wal-Mart, no customer accounted for more than 10.0% of accounts receivable at December 31, 2004 and 2005. The Company does not require collateral or other security to support customers’ receivables. The Company conducts periodic reviews of its customers’ financial condition and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased credit insurance, which covers a portion of its receivables from major customers.

Supplier Concentration

The Company’s purchases from two of its third-party, dedicated suppliers were 15.2% and 13.2% in 2003, 16.1% and 14.3% in 2004 and 14.1% and 11.8% in 2005, respectively, of its total product purchases. There were no other suppliers accounting for more than 10.0% of total product purchases in each period for the three years ended December 31, 2005.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The carrying amounts of the lines of credit and the bank term loans approximate their fair value.

Derivative Instruments

The Company had no derivative instruments during the years ended December 31, 2003, 2004 and 2005.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2003, 2004 and 2005, was approximately $1.9 million, $2.3 million and $3.9 million, respectively.

Prepaid advertising expenses, such as prepayments on magazine advertisements and artwork costs of $0.3 million and $0.1 million, are included in prepaid expenses on the accompanying consolidated balance sheets at December 31, 2004 and 2005, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as net operating loss and tax credit carry-forwards, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, or the carry-forwards applied. Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed. Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets. In determining the required liability, management considers certain tax exposures and all available evidence. Estimates for such tax contingencies are classified in other non-current liabilities on the accompanying consolidated balance sheets.

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

If compensation costs for stock options issued, including options issued for shares under the employee stock purchase plan (ESPP), had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

	Year Ended December, 31
(In thousands, except per share data)	2003	2004	2005
Net income as reported	$38,417	$33.978	$53,130
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax benefit	(958)	(1,877)	(2,061)
Pro forma net income	$37,459	$32,101	$51,069
Basic net income per share
As reported	$2.25	$1.82	$2.58
Pro forma	$2.20	$1.72	$2.48
Diluted net income per share
As reported	$2.12	$1.72	$2.47
Pro forma	$2.07	$1.62	$2.37

The fair value of each stock option, excluding options issued for shares under the employee stock purchase plan (ESPP), is estimated on the date of grant based on the Black-Scholes option pricing model that assumes among other things, no dividend yield, risk-free rates of return from 3.5% to 5.7%, volatility factors of 54.5% to 87.8% and expected life of seven to ten years. The weighted average fair value of options granted under the Company’s stock option plan for the years ended December 31, 2003, 2004 and 2005, was $11.64, $19.40 and $18.89 per share, respectively.

The fair value of each option for shares issued under the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free rates of return from 0.9% to 3.6%, volatility factors of 24.7% to 85.3% and expected life of three months. The weighted average fair value of those purchase rights granted in 2003, 2004 and 2005 were $4.86, $8.43 and $7.08, respectively.

During the first quarter of 2005, the Company evaluated the method that it had historically used to calculate the volatility factors used in valuing stock options issued, both under the stock option plan and the ESPP. The Company had been using historical Company results to compute the volatility factors used in valuing the stock options issued. As the Company’s business has changed significantly as a result of the acquisitions completed, the historical stock price movements are not a good indicator of expected future results. Therefore, the Company changed the method used to calculate the volatility factor for those options issued under the stock option plan to correspond with the average volatility factor of those companies included in a recent peer group study conducted by a third-party on behalf of the Company. The Company also changed the method used to calculate the volatility factor for those options issued under the ESPP to that of the volatility during the most recent three month period, as it more accurately projects the expected volatility over the three month ESPP period being valued.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years. Compensation expense is recognized over the vesting period and additional awards may be granted.

Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The following table discloses the components of net income per share as required by SFAS No. 128:

	For the Year Ended December 31, 2003
(In thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share: Net income	$38,417	17,060	$2.25
Plus effect of dilutive securities: Stock options	—	1,045	—
Diluted net income per share: Net income plus assumed conversions	$38,417	18,105	$2.12

Options to purchase 5,000 shares of common stock at $18.72 per share were outstanding during 2003, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the year.

	For the Year Ended December 31, 2004
(In thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share: Net income	$33,978	18,687	$1.82
Plus effect of dilutive securities: Stock options	—	1,074	—
Diluted net income per share: Net income plus assumed conversions	$33,978	19,761	$1.72

Options to purchase 73,110 shares of common stock at prices between $29.94 and $34.66 per share were outstanding during 2004, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the year.

	For the Year Ended December 31, 2005
(In thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share: Net income	$53,130	20,613	$2.58
Plus effect of dilutive securities: Stock options	—	919	—
Diluted net income per share: Net income plus assumed conversions	$53,130	21,532	$2.47

Options to purchase 22,927 shares of common stock at prices between $35.52 and $36.54 per share were outstanding during 2005, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the year.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and minimum pension liability adjustments, net of income tax effects, as part of the accompanying consolidated statements of stockholders’ equity. The income tax benefit related to the components of comprehensive income in 2003, 2004 and 2005 was $0.1 million, $0.5 million and $0.2 million, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those instruments. This Statement applies to all awards unvested or granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. The Company adopted this Statement for the quarter beginning January 1, 2006. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table provided in Note 3 under the heading “Accounting for Stock-Based Compensation.” We plan to use the modified prospective method and, accordingly, will not be restating prior periods upon adoption of SFAS No. 123R.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.   INSURANCE RECOVERY

During 2004, the Company received an insurance recovery of approximately $0.3 million relating to the lost margin on product destroyed during a fire at the Company’s third-party warehouse in the United Kingdom in October 2003. The insurance recovery is included in the Company’s cost of sales, other in the accompanying consolidated statement of earnings for the year ended December 31, 2004.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Year Ended December 31,
(In thousands)	2003	2004	2005
Net sales:
North America	$276,893	$331,707	$434,057
International	46,479	50,759	71,699
Sales and transfers between segments	(12,426)	(1,041)	(1,311)
Combined total	$310,946	$381,425	$504,445

Operating income:
North America	$50,959	$49,595	$74,287
International	6,255	7,656	16,365
Combined total	$57,214	$57,251	$90,652

Depreciation and amortization:
North America	$10,497	$13,554	$14,376
International	1,483	1,849	1,483
Combined total	$11,980	$15,403	$15,859

Capital expenditures:
North America	$7,478	$14,232	$13,113
International	3,274	860	1,046
Combined total	$10,752	$15,092	$14,159

	December 31,
	2004	2005
Total assets:
North America	$525,526	$558,452
International	60,222	71,284
Combined total	$585,748	$629,736

Certain assets and resources are jointly used between the North America and International segments. Intercompany allocations of such uses are not made.

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel. The Company groups its products into three product categories:  infant products, children’s toys and collectible products. This presentation is consistent with how the Company views its business. Amounts for the years ended December 31, 2003, 2004 and 2005, are as shown in the tables below.

	Year Ended December 31,
(In thousands)	2003	2004	2005
Children’s toys	$128,715	$166,406	$220,818
Infant products	18,876	60,181	160,165
Collectible products	163,355	154,838	123,462
Net sales	$310,946	$381,425	$504,445

Chain retailers	$151,883	$199,637	$314,469
Specialty and hobby wholesalers and retailers	91,721	116,519	128,504
OEM dealers	38,613	37,810	40,651
Corporate promotional	17,842	18,216	18,331
Direct to consumers	10,887	9,243	2,490
Net sales	$310,946	$381,425	$504,445

6.   INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
(In thousands)	2003	2004	2005
Income before income taxes:
United States	$47,755	$47,072	$70,402
Foreign	6,127	6,624	14,121
	$53,882	$53,696	$84,523

The significant components of income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2003	2004	2005
Current
Federal	$10,615	$8,350	$24,831
State	2,506	1,462	1,170
Foreign	468	1,520	3,545
	13,589	11,332	29,546
Deferred
Federal	2,480	8,151	217
State	(1,022)	363	1,356
Foreign	418	(128)	274
	1,876	8,386	1,847
Income tax expense	$15,465	$19,718	$31,393

During 2003, the Company recorded a reduction in the income tax provision of approximately $1.6 million primarily related to the realization of tax benefits attributable to foreign net operating losses and a reduction of approximately $1.8 million related to the reduction in income tax accruals based on the completion of IRS audits for the fiscal years 1998 through 2000.

A reconciliation of the U.S. statutory federal tax rate and actual effective income tax rate is as follows:

	Year Ended December 31,
	2003	2004	2005
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.7	2.1	1.9
Foreign	(2.5)	(1.1)	—
Foreign dividend impact	—	—	0.6
Other	(4.5)	0.7	(0.4)
Effective rate	28.7%	36.7%	37.1%

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2004	2005
Deferred tax assets attributable to
Bad debt allowance	$961	$881
Inventory	3,332	2,500
Sales allowance	2,936	4,391
Net operating loss carry-forwards	978	193
Accrued expenses	1,849	1,501
Purchase accounting	1,857	950
Other	(352)	1,746
Total deferred tax assets	11,561	12,162
Deferred tax liabilities attributable to
Goodwill and intangible assets	(30,205)	(48,196)
Property and equipment	(4,809)	(3,716)
Other	(1,012)	(846)
Total deferred tax liabilities	(36,026)	(52,758)
Net deferred tax liability	$(24,465)	$(40,596)

Current deferred income taxes are presented with net prepaid taxes in the accompanying consolidated balance sheet at December 31, 2004. Net prepaid (payable) taxes at December 31, 2004 and 2005, were $1.1 million and $(6.1) million, respectively. Taxes in the amount of $2.6 million and $15.0 million were charged to goodwill in conjunction with the acquisitions of Playing Mantis and TFY during the years ended December 31, 2004 and 2005, respectively.

The American Jobs Creation Act of 2004 (the Act) enacted on October 22, 2004 provides a special one-time incentive for U.S. multinational corporations to repatriate accumulated income earned abroad by providing an 85% exclusion from taxable income for certain dividends from controlled foreign corporations. In order to benefit from this incentive, the Company must reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan approved by the Chief Executive Officer and Board of Directors. On December 23, 2005, after approval by the Company’s Chief Executive Officer and Board of Directors, the Company distributed $8.0 million from its United Kingdom subsidiaries and recorded $0.5 million of federal and state tax expense in connection with this one-time repatriation. Planned uses of the repatriated funds include domestic expenditures relating to the compensation of U.S. employees as well as other permitted activities.

7.   DEBT

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its March 4, 2003 credit facility (see below). The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004 and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At December 31, 2005, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving line of credit. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On December 31, 2005, the Company had $74.7 million outstanding on this credit facility and was in compliance with all covenants.

In conjunction with the new credit facility, the Company expensed approximately $0.5 million of deferred financing fees related to the Company’s March 2003 credit facility in interest expense in the accompanying consolidated statement of earnings for the year ended December 31, 2004. In addition, the Company incurred approximately $1.9 million in financing fees on the new credit facility which is included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2004 and 2005 and is being charged to interest expense through September 2008.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt.

Upon the closing of the acquisition of LCI on March 4, 2003, with an effective date of February 28, 2003, the Company entered into a credit facility to replace its previous credit facility. This credit facility was comprised of a $60.0 million term loan and an $80.0 million revolving line of credit, both of which were to mature on April 30, 2006. This facility was replaced with the September 2004 credit facility discussed above.

The Company’s Hong Kong subsidiary maintains a credit agreement with a bank that provides for a line of credit of up to $1.9 million, which is renewable annually on January 1. Amounts borrowed under this line of credit bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company. As of December 31, 2004 and 2005, there were no outstanding borrowings under this line of credit.

The Company’s United Kingdom subsidiary maintains a line of credit with a bank for $0.4 million which expires on July 31, 2006. This line of credit bears interest at 1.0% over the bank’s base rate, and the total amount is subject to a letter of guarantee given by the Company. At December 31, 2004 and 2005, there were no amounts outstanding on this line of credit.

During 2005, the Company’s United Kingdom subsidiary entered into an additional line of credit with a bank for $8.0 million which expires on September 14, 2008. The line of credit bears interest at 1.15% over the LIBOR rate, and the total amount is secured by a guarantee of the Company. At December 31, 2005, the Company had $8.0 million outstanding on this line of credit. The original borrowings under this line of credit were denominated in equal parts of British pounds sterling and Euros.

Non-current debt consists of the following:

	December 31,
(In thousands)	2004	2005
Term loans payable to banks, bearing interest at 3.45% and 4.22% as of December 31, 2004 and 4.70% and 5.64% as of December 31, 2005, with quarterly principal payments of $3,750 beginning December 31, 2004 through September 30, 2005, quarterly principal payments of $5,313 from December 31, 2005 through September 30, 2007, quarterly principal payments of $6,875 from December 31, 2007 through June 30, 2008	$81,250	$64,688
U.S. revolving line of credit, bearing interest at 4.16% and 5.58% as of December 31, 2004 and 2005, respectively; matures on September 14, 2008	50,000	10,000
U.K. revolving line of credit, bearing interest at 5.77% and 3.65% as of December 31, 2005; matures on September 14, 2008	—	7,959
Less current maturities	(16,563)	(25,230)
	$114,687	$57,417

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

Year Ending December 31,
(In thousands)
2006	$9,869
2007	8,968
2008	1,054
2009	5
2010 and thereafter	—
Total	$19,896

Royalty expense for licenses, including guaranteed minimums, was $26.3 million, $32.0 million and $34.5 million for 2003, 2004 and 2005, respectively.

Rental expense for office and warehouse space and equipment under cancelable and noncancelable operating leases amounted to approximately $3.6 million, $4.2 million and $4.9 million for the years ended December 31, 2003, 2004 and 2005, respectively. Certain operating leases provide for scheduled increases in rental payments during the term of the lease or for no rent during part of the term of the lease. For these leases, the Company generally recognizes total rent expense on a straight-line basis over the minimum lease term. Commitments for future minimum lease payments for noncancelable operating leases with terms extending beyond one year at December 31, 2005 are as follows:

Year Ending December 31,
(In thousands)
2006	$3,962
2007	3,290
2008	3,013
2009	2,863
2010	2,302
Thereafter	14,784
Total	$30,214

Commitments for future minimum payments with terms extending beyond one year at December 31, 2005, for noncancelable unconditional purchase obligations are as follows:

Year Ending December 31,
(In thousands)
2006	$2,050
2007	605
2008	444
2009	350
2010 and thereafter	—
Total	$3,449

Unconditional purchase obligations include agreements for purchases of product, tooling and services such as advertising and hardware and software maintenance agreements. Payments made and allowances given in connection with these cancelable and noncancelable long-term unconditional purchase obligations amounted to approximately $0.8 million, $0.6 million and $4.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.

In 2004, the Company received approximately $1.2 million in the form of a grant and tax credits from state and local governments in exchange for agreeing to certain covenants, including a minimum capital investment and job creation goals relating to its Rochelle, Illinois distribution facility. The Company must employ a minimum of 50 employees in Rochelle from March 15, 2006 to December 31, 2008 to remain compliant with the terms of the award. Should the Company be unable to meet these minimum requirements, the Company may be required to forfeit or return a portion of benefits received.

Additionally in 2004, the Company received a $0.3 million forgivable loan and a 3-year interest free $0.1 million loan from the state of Iowa to assist in the expansion of the Dyersville, Iowa distribution facility in exchange for agreeing to certain covenants, including minimum job creation goals and wage obligations. The Company must employ a minimum of 92 employees at a specified rate and retain these employees for at least ninety days past the project completion date to remain compliant with the terms of the promissory note. Should the Company be unable to meet these requirements, the Company may be required to forfeit or return a portion of the benefits received. The total of $0.4 million is presented in other non-current liabilities in the accompanying consolidated balance sheets at December 31, 2004 and 2005.

9.   LEGAL PROCEEDINGS

During the quarter ended December 31, 2003, Learning Curve settled the action brought by Playwood Toys, Inc. in the U.S. District Court for the Northern District of Illinois alleging that Learning Curve and certain of its officers and employees misappropriated one or more trade secrets relating to a toy wooden railroad track manufactured and sold by Learning Curve as Clickety Clack Track™. Pursuant to the settlement agreement, the Company, on behalf of Learning Curve, made a payment of $11.2 million to the plaintiff. The Company was entitled to indemnification for the settlement amount, less realizable tax benefits, pursuant to the merger agreement for the Company’s acquisition of Learning Curve, and the Company received $10.1 million from an escrow account as of December 31, 2003, to fund part of the settlement payment. On March 30, 2004, the Company made additional escrow claims of $0.3 million relating primarily to alleged breaches of Learning Curve’s representations and warranties in the merger agreement. On August 31, 2004, the Company increased its additional escrow claims to $0.5 million. The Company and representatives of the former Learning Curve shareholders entered into a letter agreement, dated December 14, 2004, which resolved all of the Company’s pending escrow claims as of the date of the letter agreement and the Company returned $2.8 million to the escrow account. The escrow amount was approximately $2.9 million at December 31, 2005. In February and April 2005, the Company had notified the representatives of the former Learning Curve shareholders of certain claims relating to a tax audit and other matters. Subsequent to December 31, 2005, an agreement was reached with the representatives of the former Learning Curve shareholders resolving all open escrow claims and disbursing all amounts in escrow other than approximately $0.3 million which will remain in escrow to pay certain of the Company’s expenses to pursue a pending malpractice litigation claim.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

10.   CAPITAL STOCK

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

	Authorized Shares	Par Value	Shares Outstanding at December 31, 2004	Shares Outstanding at December 31, 2005
Voting common stock	28,000,000	$0.01	20,462,659	20,717,954

During the year ended December 31, 2004, the Company sold 6,247 shares out of treasury to Company employees under the ESPP for $0.1 million.  In conjunction with the public offering in August 2004 discussed below, certain selling stockholders surrendered a total of 25,956 shares of the Company’s common stock to the Company as payment for the exercise price of certain options exercised as well as to fund withholding taxes. These shares were placed into treasury for $0.8 million.  During the year ended December 31, 2005, the Company sold a total of 6,436 shares out of treasury to Company employees under the ESPP for $0.2 million. During the fourth quarter of 2005, the Company received 5,092 shares in lieu of payment on a receivable. These shares were placed into treasury for $0.2 million.  At December 31, 2005, the Company held 1,830,830 shares of its common stock in treasury.

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

11.   STOCK OPTION PLAN

The Company has an employee stock option plan for its key employees. The Company had reserved 415,041 shares of common stock for issuance under the plan. These options vested in equal installments over a five-year period. The options will expire on the earlier of the tenth anniversary of the date of grant or 30 days after the date of termination of the employee’s employment with the Company. This plan is dormant, and no future issuances are authorized from this plan.

The Company maintains a stock incentive plan, under which options could be granted to purchase up to 2,300,000 shares of common stock to executives or key employees of the Company.  Some of the options that were granted vested immediately, and the rest vest over a five-year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company. Under this plan, cancelled options revert back into the plan and are available for future issuance. This plan became dormant in 2005 upon the approval of the 2005 Stock Incentive Plan, as discussed below. No future issuances are authorized from this plan.

The Company also maintains an omnibus stock plan, under which the Company had 400,000 shares of its common stock reserved for issuance. This plan is dormant, and no future issuances are authorized from this plan.

During 2005, a new stock incentive plan was approved by the Company’s stockholders. Under this plan, restricted stock awards or options to purchase stock may be granted for up to 1,200,000 shares of common stock to executives or key employees of the Company.  In 2005, 26,151 options to purchase shares of the Company's common stock were issued.  Options granted may vest immediately or over a five-year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company. Under this plan, cancelled options revert back into the plan and are available for future issuance.

Stock option activity for the Company’s stock option plans for the years ended December 31, 2003, 2004 and 2005, is as follows:

	Shares	Exercise Prices	Weighted Average Exercise Price	Shares Available For Future Grants
Outstanding as of December 31, 2002	1,593,255		$6.17	870,220
2003
Granted	218,750	$13.39-$15.10	$13.64
Exercised	232,731	$0.13-$15.00	$5.96
Cancelled	4,000	$14.05	$14.05
Outstanding as of December 31, 2003	1,575,274		$7.22	655,470
2004
Granted	346,135	$24.78-$34.65	$26.18
Exercised	355,382	$0.13-$18.72	$5.83
Cancelled	18,175	$11.57-$14.05	$13.18
Outstanding as of December 31, 2004	1,547,852		$11.71	321,135
2005
Granted	288,242	$29.42-$36.54	$31.65
Exercised	253,951	$0.13-$31.66	$6.89
Cancelled	19,301	$0.13-$31.27	$13.93
Outstanding as of December 31, 2005	1,562,842		$16.14	1,173,849
Exercisable as of December 31, 2005	829,340		$9.33

The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.41 to $ 9.84	640,436	5.1	$ 5.59	553,436	$ 5.22
$10.94 to $18.72	305,641	5.3	$12.84	185,591	$12.28
$24.78 to $29.94	300,156	8.1	$25.64	54,512	$25.84
$31.27 to $36.54	316,609	9.2	$31.68	35,801	$32.44

12.   EMPLOYEE STOCK PURCHASE PLAN

The Company has an ESPP to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The plan allows eligible employees to purchase shares of the Company’s common stock through quarterly offering periods commencing on each January 1, April 1, July 1 and October 1. The option price for each share of common stock purchased equals 90% of the last quoted sales price of a share of the Company’s common stock as reported by the Nasdaq National Market on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower. The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan. The plan will terminate on July 1, 2007, unless sooner terminated by the Board of Directors. In 2004, the Company sold 6,247 shares out of treasury to Company employees under the ESPP for $0.1 million. In 2005, the Company sold 6,436 shares out of treasury to Company employees under the ESPP for $0.2 million. In January 2006, 1,298 shares were issued out of treasury related to purchase rights granted on October 1, 2005.

13.   RELATED PARTY TRANSACTIONS

The Company purchased approximately $8.3 million, $7.8 million and $13.5 million of product during 2003, 2004 and 2005, respectively, from a company in which a relative of a Company stockholder/director has ownership interests. Accounts payable to this company were $0.3 million and $0.5 million as of December 31, 2004 and 2005, respectively. Additionally, in 2005, the Company began purchasing product from a second company in which the same individual has a partial ownership interest. The Company purchased approximately $5.1 million in 2005 from this second company. Accounts payable to this second company at December 31, 2005 were $0.1 million.

A director of the Company is an executive officer at a company from which we currently hold a license agreement.  Net sales for products under this license were $0.1 million for the year ended December 31, 2005.

The Company paid consulting fees of $37,723 during the year ended December 31, 2004 to a not-for-profit organization for which a Company stockholder/former Executive Vice President holds the positions of president, co-founder and board member. The Company also made charitable contributions of $50,000 and $37,500 during the years ended December 31, 2004 and 2005, respectively, to this same organization.

The Company’s German subsidiary had sales transactions in 2003 and 2004 with a distributor that is owned by the former managing director of the Company’s German subsidiary. These sales transactions for the years ended December 31, 2003 and 2004 were approximately $0.2 million and $0.1 million, respectively. This former managing director’s employment with the Company ended on August 31, 2004, and the relationship with this distributor was terminated as of December 31, 2004.

Rothkopf Enterprises, Inc., owned by a director of the Company, rented office space from the Company through April 30, 2004, for a monthly rental payment of $400. All rental payments were paid through that date.

The Company leased office and warehouse space located in Mishawaka, Indiana from a company owned by a former Executive Vice President of the Company for a monthly rent payment of $15,025. The lease expired on June 4, 2005 and all rental payments were paid through the expiration date.

14.   EMPLOYEE BENEFIT PLANS

The Company is self-insured on medical benefits offered to employees up to a limit of $0.1 million per employee or $2.0 million in aggregate. Claims are expensed when incurred, and a provision is recorded for claims incurred but not yet paid based on a monthly average of claims activity. The Company holds excess loss coverage for those amounts that exceed the self-insured limits.

The Company has a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute up to 100% of pre-tax gross wages, limited to a maximum annual amount as set periodically by the IRS. The Company makes matching contributions of 100% on the first 4% of employees’ annual wages and 50% on the next 6% of an employee’s annual wages. For the years ended December 31, 2003, 2004 and 2005, the Company contributions were approximately $0.4 million, $0.6 million and $1.2 million, respectively. Additionally, there were 401(k) plans associated with prior acquisitions to which contributions were made. All of these previous 401(k) plans were merged with the current Company 401(k) savings plan.

Upon the acquisition of TFY in September 2004, the Company also continued The First Years Inc. and Affiliates Pension Plan through December 31, 2004. This Plan is a special type of qualified retirement plan commonly referred to as a money purchase pension plan. The Company made annual contributions at 7% of an employee’s total compensation plus 5.7% of an employee’s compensation in excess of the Social Security taxable wage base. As of January 1, 2005, this Plan became dormant and the Plan was amended to reflect future Company contributions at a rate of 0%. In February 2005, the Company made contributions under The First Years pension plan related to the 2004 plan year of approximately $0.9 million.

The Company maintains a funded noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement which were hired prior to January 1, 2002. The plan provides defined retirement benefits based on employees’ years of service. The Company uses a December 31 measurement date for this plan.

Reconciliation of Beginning and End of Year Fair Value of Plan Assets and Obligations

(In thousands)	2003	2004	2005
Change in benefit obligations
Benefit obligation at beginning of year	$10,329	$11,674	$13,583
Service cost	122	111	108
Interest cost	668	688	768
Actuarial loss	926	1,499	558
Benefits paid and plan expenses	(371)	(389)	(418)
Benefit obligation at end of year	$11,674	$13,583	$14,599

Change in plan assets
Fair value of assets at beginning of year	$7,148	$8,877	$10,587
Actual return on plan assets	1,411	902	606
Employer contributions	689	1,197	689
Benefits paid and plan expenses	(371)	(389)	(418)
Fair value of assets at end of year	$8,877	$10,587	$11,464

Reconciliation of funded status
Funded status	$(2,797)	$(2,996)	$(3,135)
Unrecognized net actuarial loss	4,312	5,594	6,152
Unrecognized prior service cost	189	171	152
Prepaid benefit cost	$1,704	$2,769	$3,169

Amounts Recognized in the Consolidated Balance Sheets

(In thousands)	2003	2004	2005
Accrued benefit cost	$(2,797)	$(2,996)	$(3,135)
Intangible assets	189	171	152
Accumulated other comprehensive income	4,312	5,594	6,152
Net amount recognized	$1,704	$2,769	$3,169

Accumulated benefit obligation	$11,674	$13,583	$14,599
Fair value of plan assets	8,877	10,587	11,464
Unfunded accumulated benefit obligation	$2,797	$2,996	$3,135

Components of Net Periodic Benefit Cost

	Year Ended December 31,
(In thousands)	2003	2004	2005
Service cost	$122	$111	$108
Interest cost	668	688	768
Expected return on plan assets	(804)	(866)	(978)
Amortization of prior service cost	19	19	19
Amortization of net loss	76	181	372
Net periodic benefit cost	$81	$133	$289

Additional information
Increase in minimum liability included in other comprehensive income	$243	$1,282	$558

Estimated Future Benefit Payments
2006	$476
2007	486
2008	524
2009	568
2010	591
2011 to 2015	$3,676

Assumptions

	2003	2004	2005
Weighted average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.00%	5.75%	5.50%
Rate of compensation increase	N/A	N/A	N/A

Weighted average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	6.50%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A

Expected Return on Plan Assets

The Company employs a building-block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income securities are preserved consistent with the widely-accepted capital markets principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building-block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Projected Annual Returns

Based on the current target allocation of assets, the expected return model estimates a long-term average (50th percentile) rate of return of 8.46% per year for the Plan, as is shown in the following table of projected annual returns.

	Percentile Returns
Time Period	75th	50th	25th
1 year	(0.04%)	8.46%	17.68%
5 years	4.58%	8.46%	12.49%
10 years	5.70%	8.46%	11.30%
20 years	6.50%	8.46%	10.46%

Plan Assets

The allocation of assets between major asset categories as of December 31, 2004, and December 31, 2005, as well as the target allocation, are as follows:

	Percentage of Plan Assets at December 31,
Asset Category	Target Allocation	2004	2005
Large cap domestic equity securities	45%	37%	40%
Mid cap domestic equity securities	5	9	5
Small cap domestic equity securities	5	7	4
International equity securities	10	12	9
Fixed income securities	35	35	42
Total	100%	100%	100%

Explanation of Investment Strategies and Policies

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition.

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

Employer Contributions

There are no minimum required contributions to the Plan for fiscal year 2006. However, the Company may make contributions to the Plan at its discretion. These contributions could be influenced by pending legislation.

15.   ASSETS HELD FOR SALE

Assets held for sale in the amount of $4.2 million at December 31, 2004 primarily represent the land and building located in Avon, Massachusetts, which was acquired with the TFY acquisition. In 2005, the Company entered into a sales agreement for the land and building at this location and subsequently adjusted the value to the sales price, net of transaction costs, of $4.9 million through purchase accounting. This sale was completed in 2005 and did not result in a gain on sale.

16.   INVESTMENT IN METEOR THE MONSTER TRUCK COMPANY, LLC

In July 2005, the Company invested in Meteor The Monster Truck Company, LLC (Meteor). After recovery of its capital contributions and preferred returns, the Company will share in 7.5% of the profits and losses of Meteor. The Company has contributed $0.8 million to Meteor. The Company determined that the investment in Meteor will be accounted for using the equity method of accounting based on the Company’s ability to exercise significant influence over the operating and financial policies of Meteor as a result of its representation on the board of directors. The investment in Meteor of $0.7 million is included in other non-current assets on the accompanying consolidated balance sheet at December 31, 2005. The decrease in the Company’s investment in Meteor of $15,667 relates to the recognition of its portion of Meteor’s net loss for the year ended December 31, 2005 and is included in selling, general and administrative expenses on the accompanying consolidated statement of earnings for the year ended December 31, 2005.

17.   SALE OF PRODUCT LINE

During the third quarter of 2005, the Company completed the sale of its W. Britain product line of collectible pewter toy soldiers and accessories for $2.9 million in cash. The sale resulted in a gain of $2.0 million which is included in operating income on the accompanying consolidated statement of earnings for the year ended December 31, 2005.

18.   SUBSEQUENT EVENTS

A purported class action lawsuit was filed in February 2006 in Illinois state court against Learning Curve International, Inc., RC2 Brands, Inc. and RC2 Corporation in a case entitled Brady et al. v. Learning Curve International, Inc. et al. The lawsuit purports to include a proposed class of all purchasers of Thomas & Friends Wooden Railway System trains and train accessories that were sold with a "lifetime guarantee." The complaint relates to a change in the Company's warranty policy regarding these Thomas & Friends products from a lifetime guarantee to a limited warranty for 90 days after the date of purchase, and alleges that this warranty change constituted a breach of express warranty, consumer fraud and deceptive business practices, and unjust enrichment. The plaintiffs seek actual damages, attorneys' fees, and injunctive relief. We dispute these claims and intend to vigorously defend our position, although no assurance can be given as to the outcome of this matter.

On January 27, 2006, the Company announced a voluntary recall of six different styles of liquid-filled teethers sold by The First Years Inc. due to possible bacterial contamination. Consumers who return a teether covered by the recall will receive a replacement teether and a free gift. The Company has not yet determined the amount of any expenses it may incur relating to this recall.  However, management currently believes that the total amount will not materially affect the Company's financial position or the results of the Company's operations.