Form 10-Q
period 2006-03-31
RC2 CORP
filed 2006-05-02
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Exchange Act Rule 12b-2.

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

On April 25, 2006, there were outstanding 20,827,172 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

MARCH 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)
	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$14,226	$25,262
Accounts receivable, net	84,822	113,066
Inventory	77,342	71,260
Other current assets	19,213	17,597
Total current assets	195,603	227,185
Property and equipment, net	47,181	47,039
Goodwill	253,175	253,571
Intangible assets, net	99,645	99,611
Other non-current assets	2,275	2,330
Total assets	$597,879	$629,736

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$64,939	$87,322
Line of credit	---	3,979
Current maturities of bank term loans	21,250	21,250
Other current liabilities	1,135	1,348
Total current liabilities	87,324	113,899
Lines of credit	3,592	13,980
Bank term loans, less current maturities	38,125	43,438
Other non-current liabilities	59,375	59,468
Total liabilities	188,416	230,785
Stockholders’ equity	409,463	398,951
Total liabilities and stockholders' equity	$597,879	$629,736

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)

	For the three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Net sales	$103,509	$96,489
Cost of sales	55,393	47,367
Gross profit	48,116	49,122
Selling, general and administrative expenses	35,076	35,561
Amortization of intangible assets	315	94
Operating income	12,725	13,467
Interest expense, net	1,015	1,321
Other income	(157)	(85)
Income before income taxes	11,867	12,231
Income tax expense	4,377	4,403
Net income	$7,490	$7,828
Net income per share:
Basic	$0.36	$0.38
Diluted	$0.35	$0.37
Weighted average shares outstanding:
Basic	20,750	20,496
Diluted	21,262	21,433

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$7,490	$7,828
Depreciation and amortization	3,858	3,536
Stock-based compensation	1,042	---
Amortization of deferred financing costs	121	121
Loss (gain) on disposition of assets	7	(12)
Changes in operating assets and liabilities	(1,835)	8,197
Net cash provided by operating activities	10,683	19,670

Cash flows from investing activities
Purchase of property and equipment	(3,566)	(3,300)
Purchase of TFY, net of cash acquired	---	33
Proceeds from disposition of property and equipment	5	423
Increase in other non-current assets	(66)	(109)
Net cash used in investing activities	(3,627)	(2,953)

Cash flows from financing activities
Payments to bank on lines of credit	(14,490)	(18,000)
Payments to bank on bank term loan	(5,312)	(3,750)
Issuance of common stock upon option exercises	893	453
Tax benefit on stock option exercises and expense	934	---
Issuance of common stock under ESPP	39	36
Net cash used in financing activities	(17,936)	(21,261)
Effect of exchange rate changes on cash	(156)	(213)
Net decrease in cash and cash equivalents	(11,036)	(4,757)
Cash and cash equivalents, beginning of year	25,262	20,123
Cash and cash equivalents, end of period	$14,226	$15,366
Supplemental information:
Cash flows during the period for:
Interest	$1,169	$1,345
Income taxes	$10,614	$932
Income tax refunds received	$279	$305

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2). All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations for the three-month periods ended March 31, 2006 and 2005, and its cash flows for the three-month periods ended March 31, 2006 and 2005.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2005.  The condensed consolidated balance sheet information as of December 31, 2005 appearing herein is derived from the consolidated balance sheet in the Form 10-K.

Due to the seasonality of our business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Note 2 - Stock-Based Payment Arrangements

On January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those instruments. The Company adopted this Statement on a modified prospective basis, and therefore, no compensation expense related to stock-based payment arrangements was recognized in the financial statements prior to adoption.

At March 31, 2006, the Company has four stock incentive plans, three of which are dormant, and an employee stock purchase plan (ESPP), which are described below. Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months ended March 31, 2006, are as follows:

(in thousands)

Total cost of stock-based payment plans	$1,042
Amount of related income tax benefit recognized in net income	$387

Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of earnings for the three months ended March 31, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees in accordance with the provisions of APB Opinion No. 25 and complied with the disclosure provisions of SFAS No. 123.  If compensation costs for stock options issued, including options for shares issued under the ESPP, had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

(in thousands, except per share data)	For the three months ended March 31, 2005
Net income as reported	$7,828
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax benefit	(441)
Pro forma net income	$7,387
Basic net income per share:
As reported	$0.38
Pro forma	$0.36
Diluted net income per share:
As reported	$0.37
Pro forma	$0.34

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

The fair value of each option for shares issued under the ESPP during the three months ended March 31, 2006 and 2005 is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions: risk-free rates of return of 4.2% and 2.3%, respectively, volatility factors of 21.0% to 32.8%, respectively, and expected life of three months. The weighted average fair value of those purchase rights granted during the three months ended March 31, 2006 and 2005 was $4.45 and $6.69, respectively.

The Company calculates the volatility factor for those options issued under the ESPP based on the volatility of the Company’s common stock during the most recent three-month period. The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. The risk-free rate for the period within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

The Company maintains an employee stock option plan for its key employees. The Company had reserved 415,041 shares of common stock for issuance under the plan. These options vested in equal installments over a five-year period. The options will expire on the earlier of the tenth anniversary of the date of grant or 30 days after the date of termination of the employee’s employment with the Company. This plan is dormant, and no future issuances are authorized from this plan.

The Company maintains a stock incentive plan, under which options could be granted to purchase up to 2,300,000 shares of common stock to executives or key employees of the Company. Some of the options that were granted vested immediately, and the rest vest over a five-year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company. Under this plan, cancelled options revert back into the plan. This plan became dormant in 2005 upon the approval of the 2005 Stock Incentive Plan, as discussed below. No future issuances are authorized from this plan.

The Company also maintains an omnibus stock plan, under which the Company had 400,000 shares of its common stock reserved for issuance. This plan is dormant, and no future issuances are authorized from this plan.

During 2005, a stock incentive plan was approved by the Company’s stockholders. Under this plan, restricted stock awards or options to purchase stock may be granted for up to 1,200,000 shares of common stock to executives or key employees of the Company. Options granted may vest immediately or over a five-year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company. Under this plan, cancelled options revert back into the plan and are available for future issuance.

The fair value of stock options granted under the stock incentive plans during the three months ended March 31, 2006 and 2005 is estimated on the date of grant based on the Black-Scholes option pricing model that assumes, among other things, no dividend yield, weighted average risk-free rates of return of 4.6% and 4.2%, respectively, weighted average volatility factors of 54.5% and 54.6%, respectively, and expected life of seven years.

The Company calculates the expected volatility factor for those options issued under the stock incentive plans to correspond with the average volatility factor of those companies included in a peer group study conducted by a third-party on behalf of the Company. The historical stock price movements of the Company's common stock are not considered to be a good indicator of expected future volatility because the Company’s business has changed significantly as a result of acquisitions completed. However, the Company continues to monitor its actual volatility to assess whether the peer group volatility remains appropriate and updates the peer group study at least annually.

The Company uses historical data to estimate share option exercise and employee departure behavior used in the Black-Scholes option pricing model. The expected term of share options granted represents the period of time that share options granted are expected to be outstanding based upon historical experience. The risk-free rate for the period within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity for the Company’s stock incentive plans for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding at beginning of the year	1,562,842	$16.14
Changes during the period:
Granted	248,556	$35.71
Exercised	94,870	$9.41
Cancelled	(510)	$8.11
Outstanding at end of period	1,717,038	$19.35	6.9	$22,530
Exercisable at end of period	883,930	$11.83	5.5	$7,711

The weighted average fair value of options granted under the Company’s stock incentive plans for the three months ended March 31, 2006 and 2005 was $21.47 and $18.64 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.7 million and $0.4 million, respectively.

As of March 31, 2006, there was $13.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options vested during the three months ended March 31, 2006 was $2.5 million.

Note 3 - Goodwill and Intangible Assets

The change in carrying value of goodwill by reporting unit for the three months ended March 31, 2006 is shown below:

(in thousands)
	North America	International	Total
Balance at January 1, 2006	$240,130	$13,441	$253,571
Other adjustments	(523)	127	(396)
Balance at March 31, 2006	$239,607	$13,568	$253,175

Adjustments made during the first quarter of 2006 primarily relate to currency exchange rate changes, release of certain purchase accounting liabilities and other adjustments.

The components of intangible assets, net are as follows:

(in thousands)
	March 31, 2006	December 31, 2005
Gross amount of amortizable intangible assets:
Customer relationships	$8,704	$8,704
Other	3,262	2,962
	$11,966	$11,666

Accumulated amortization of amortizable intangible assets:
Customer relationships	$327	$275
Other	1,467	1,204
	$1,794	$1,479

Intangible assets not subject to amortization:
Licenses and trademarks	$89,321	$89,272
Other	152	152
	$89,473	$89,424

Total intangible assets, net	$99,645	$99,611

Other amortizable intangible assets consist primarily of patents, non-compete agreements, licenses and trademarks. The future quarterly amortization expense of amortizable intangible assets is approximately $0.3 million.

Note 4 - Business Segments

The Company is a leading designer, producer and marketer of innovative, high-quality toys, collectibles, hobby and infant care products targeted to consumers of all ages.

The Company’s reportable segments under SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," are North America and International. The North America segment includes the United States, Canada and Mexico. The International segment includes non-North America markets.

Segment performance is measured at the operating income level. Segment assets are comprised of all assets, net of applicable reserves and allowances.

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net sales:
North America	$89,773	$84,175
International	13,837	12,698
Sales and transfers between segments	(101)	(384)
Combined total	$103,509	$96,489

Operating income:
North America	$10,749	$11,633
International	1,976	1,834
Combined total	$12,725	$13,467

(in thousands)	March 31, 2006	December 31, 2005
Total assets:
North America	$530,566	$558,452
International	67,313	71,284
Combined total	$597,879	$629,736

Certain assets and resources are jointly used between the North America and International segments. Intercompany allocations of such uses are not made.

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel. The Company groups its products into three product categories: infant products, children’s toys and collectible products. This presentation is consistent with how the Company views its business. The following table presents consolidated net sales by product category and by distribution channel for the three months ended March 31, 2006 and 2005:

(in thousands)	2006	2005
Infant products	$43,790	$37,797
Children’s toys	43,105	33,980
Collectible products	16,614	24,712
Net sales	$103,509	$96,489

Chain retailers	$72,549	$60,145
Specialty and hobby wholesalers and retailers	24,214	26,719
OEM dealers	4,142	6,372
Corporate promotional	2,286	2,547
Direct to consumers	318	706
Net sales	$103,509	$96,489

Note 5 - Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the three months ended March 31, 2006 and 2005 is calculated as follows:

(in thousands)	2006	2005
Net income	$7,490	$7,828
Other comprehensive income (loss) - foreign currency translation adjustments	113	(1,091)
Comprehensive income	$7,603	$6,737

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	March 31, 2006	December 31, 2005
Voting common stock	28,000,000	$0.01	20,814,122	20,717,954

At December 31, 2005, the Company held 1,830,830 shares of its common stock in treasury. In January of 2006 and 2005, the Company sold 1,298 shares and 1,227 shares, respectively, out of treasury to Company employees under the ESPP for $39,194 and $36,000, respectively.

Note 7 - Debt

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008, with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004, and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At March 31, 2006, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving line of credit. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2006, the Company had $59.4 million outstanding on this credit facility and was in compliance with all covenants.

During 2005, the Company’s United Kingdom subsidiary entered into a line of credit with a bank for $8.0 million that expires on September 14, 2008. The line of credit bears interest at 1.15% over the LIBOR rate, and the total amount is secured by a guarantee of the Company. During the first quarter of 2006, a portion of the line of credit was repaid and the Company cancelled the availability thereunder. At March 31, 2006, $3.6 million was available and the Company had $3.6 million outstanding on this line of credit.

Note 8 - Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options to purchase 580,702 shares of common stock at prices between $29.02 and $36.54 per share were outstanding during the three months ended March 31, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise price was either greater than the average market price of common shares or the total assumed proceeds under the treasury stock method were anti-dilutive. Options to purchase 291,010 shares of common stock at prices between $31.27 and $34.65 per share were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares.

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

Note 12 - Related Party Transactions

The Company purchased some of its product during the first quarter of 2006 and 2005 from two companies in which a relative of a Company stockholder/director has ownership interests.

Note 13 - Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

The Company markets a significant portion of its products with licenses from other parties. These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis. The Company has license agreements with entertainment publishing and media companies, automotive and truck manufacturers, agricultural, construction and outdoor sports vehicle and equipment manufacturers; major race sanctioning bodies, and race team owners, sponsors and drivers. The Company has more than 700 license agreements, with terms generally of two to three years. Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the three months ended March 31, 2006 and 2005.

Effective January 1, 2006, the Company entered into a five-year supply agreement with one of its third-party, dedicated suppliers (the Supplier). Under this agreement, the Supplier agrees to manufacture the Company’s products exclusively, and the Company agrees to purchase a minimum of $20.4 million of product from the Supplier each year. The annual minimum purchase guarantee is subject to annual decreases based upon the Company’s overall annual purchases from all of its suppliers.

In conjunction with the acquisition of TFY during the third quarter of 2004, the Company acquired purchase commitments with certain vendors relating to product and product components which are kept on hand to shorten lead times. In the event the Company chooses to discontinue the product, the Company would be required to reimburse the applicable vendor for the cost of the products and product components on hand. At March 31, 2006, the total commitment to these vendors was approximately $0.5 million.

Note 14 - Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002. The Plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Service cost	$26	$27
Interest cost	197	192
Expected return on plan assets	(245)	(245)
Amortization of prior service costs	5	5
Amortization of net loss	110	93
Net periodic benefit cost	$93	$72

The Company did not make any contributions to the pension benefit plan during the three months ended March 31, 2006 and does not expect to make any contributions during the fiscal 2006 year.

Note 15 - Subsequent Event

In July 2005, the Company invested in Meteor The Monster Truck Company, LLC (Meteor). After recovery of its capital contributions and preferred returns, the Company will share in 7.5% of the profits and losses of Meteor. The Company contributed $0.8 million to Meteor. The Company determined that the investment in Meteor will be accounted for using the equity method of accounting based on the Company’s ability to exercise significant influence over the operating and financial policies of Meteor as a result of its representation on the board of directors. The investment in Meteor of $0.7 million is included in other non-current assets on the accompanying condensed consolidated balance sheets at March 31, 2006 and December 31, 2005.

In April 2006, an event occurred under the Company's agreement with Meteor which triggered the Company's obligation to invest approximately an additional $1.4 million.  The Company anticipates funding this amount during the second quarter of 2006.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the quarter ended March 31, 2006, increased 7.3% primarily due to our Bob the Builder product line and our new feeding products, including our Soothie infant bottle feeding system and our new licensed Take & Toss toddler self-feeding system. Gross margin decreased to 46.5% for the first quarter of 2006 from 50.9% for the first quarter of 2005 primarily due to a less favorable product sales and channel mix, higher input costs and increased sales promotions. Selling, general and administrative expenses as a percentage of net sales decreased to 33.9% for the first quarter of 2006 from 36.9% for the first quarter of 2005. Operating income decreased to $12.7 million for the first quarter of 2006 compared to $13.5 million for the first quarter of 2005. As a percentage of net sales, operating income decreased to 12.3% for the first quarter of 2006 from 14.0% for the first quarter of 2005.

On January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment," using the modified prospective method. This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." For periods ended prior to January 1, 2006, pursuant to APB Opinion No. 25, no stock-based employee compensation expense was recognized by the Company and, under the modified prospective method pursuant to SFAS 123R, results for prior periods have not been restated. Selling, general and administrative expenses for the first quarter of 2006 includes $1.0 million in compensation expense for stock options as a result of the Company’s adoption of SFAS 123R which negatively impacted diluted earnings per share by $0.03. There was no compensation expense for stock options recorded in the first quarter of 2005.

As of March 31, 2006, there was $13.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options vested during the three months ended March 31, 2006 was $2.5 million.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net sales. Net sales for the first quarter of 2006 increased $7.0 million, or 7.3%, to $103.5 million from $96.5 million for the first quarter of 2005. Net sales increases occurred in our children’s toys and our infant products categories, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our children's toy category increased 26.9% primarily driven by the Bob the Builder, Thomas & Friends and John Deere ride-on and toy vehicle product lines. Net sales in our infant products category increased 15.9% primarily due to our new feeding products, including our Soothie infant bottle feeding system and our new licensed Take & Toss toddler self-feeding system. Net sales in our collectible products category decreased 32.8% primarily due to continued softness in the collectibles market.

Gross profit. Gross profit decreased $1.0 million, or 2.0%, to $48.1 million for the three months ended March 31, 2006 from $49.1 million for the three months ended March 31, 2005. The gross profit margin, as a percentage of net sales, decreased to 46.5% in the first quarter of 2006 compared to 50.9% in the first quarter of 2005 primarily due to a less favorable product sales and channel mix, higher input costs and increased sales promotions. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. Individual product lines within a category carry gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year. Due to the 2004 acquisition of TFY, which has higher sales of non-licensed products that carry lower selling prices and gross margins than the Company had historically, our quarterly gross margins could not only significantly fluctuate, but could be lower than those historically reported prior to 2004. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.5 million, or 1.4%, to $35.1 million for the three months ended March 31, 2006 from $35.6 million for the three months ended March 31, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 33.9% for the three months ended March 31, 2006 from 36.9% for the three months ended March 31, 2005. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to operating leverage gained from increased volume as well as the realization of integration cost savings quarter over quarter. Selling, general and administrative expenses for the first quarter of 2006 include $1.0 of compensation expense for stock options. There was no compensation expense for stock options recorded in the first quarter of 2005.

Operating income. Operating income decreased to $12.7 million for the first quarter of 2006 from $13.5 million for the first quarter of 2005. As a percentage of net sales, operating income also decreased to 12.3% of net sales in the first quarter of 2006 from 14.0% in the prior year first quarter.

Net interest expense. Net interest expense of $1.0 million for the three months ended March 31, 2006 and $1.3 million for the three months ended March 31, 2005 relates primarily to bank term loans and lines of credit. The decrease in net interest expense was primarily due to the decrease in average outstanding debt balances.

Income tax. Income tax expense for the three months ended March 31, 2006 and 2005 includes provisions for federal, state and foreign income taxes at an effective rate of 36.9% and 36.0%, respectively.

Related Party Transactions

The Company purchased some of its product during the first quarter of 2006 and 2005 from two companies in which a relative of a Company stockholder/director has ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of $10.7 million during the three months ended March 31, 2006. Accounts receivable decreased $30.0 million during the three months ended March 31, 2006 and was the primary source of cash from operations.  Inventory increased $6.0 million and accounts payable and accrued expenses decreased $16.8 million and were the primary uses of cash from operations.  Capital expenditures for the three months ended March 31, 2006 were $3.6 million, of which $2.7 million was for molds and tooling. Payments of outstanding debt under the Company’s credit facilities were $19.8 million during the three months ended March 31, 2006. Cash and cash equivalents decreased by $11.0 million during the three months ended March 31, 2006.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008, with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004, and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. At March 31, 2006, the margin in effect was 1.25% for LIBOR loans. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving line of credit. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2006, the Company had $59.4 million outstanding on this credit facility and was in compliance with all covenants.

During 2005, the Company’s United Kingdom subsidiary entered into a line of credit with a bank for $8.0 million that expires on September 14, 2008. The line of credit bears interest at 1.15% over the LIBOR rate, and the total amount is secured by a guarantee of the Company. During the first quarter of 2006, a portion of the line of credit was repaid and the Company cancelled the availability thereunder. At March 31, 2006, $3.6 million was available and the Company had $3.6 million outstanding on this line of credit.

During the three months ended March 31, 2006, the Company made total payments of $14.5 million on its lines of credit and $5.3 million on its term loan. At March 31, 2006, the Company had $99.5 million available on its lines of credit.

The Company has met its working capital needs through funds generated from operations and available borrowings under our lines of credit. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2006, principally for molds and tooling, will be approximately $16.0 million.

The Company believes that its cash flows from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2006. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred. Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, "Goodwill and Other Intangible Assets." Under this Statement, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives are amortized over their useful lives.

Income Taxes. The Company records current and deferred income tax assets and liabilities. Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed. Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets. In determining the required liability, management considers certain tax exposures and all available evidence. However, if the available evidence were to change in the future, an adjustment to the tax-related balances may be required. Estimates for such tax contingencies are classified in other non-current liabilities on the accompanying condensed consolidated balance sheets.

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

Accrued Royalties. Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period, as well as management estimates for additional royalty exposures. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. Royalty expense is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of earnings.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations, particularly in the Chinese Renminbi or the Hong Kong dollar, could increase the Company’s expenses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere and Sesame Street, vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company’s Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with the Company’s credit facilities and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company's interest rate exposure on variable rate borrowings at March 31, 2006, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by $29,188 per month and a five percentage point increase would increase future interest expense by $0.1 million per month. The Company determined these amounts based on approximately $35.0 million of variable rate borrowings at March 31, 2006, multiplied by 1.0% and 5.0%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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

Dated this 2nd day of May 2006.

RC2 CORPORATION

By   /s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer

By   /s/ Jody L. Taylor
Jody L. Taylor, Chief Financial Officer
and Secretary