Form 10-Q
period 2006-06-30
RC2 CORP
filed 2006-08-02
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

On July 27, 2006, there were outstanding 20,912,284 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION
FORM 10‑Q
JUNE 30, 2006
INDEX
PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.....................................................................................	3
	Condensed Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 2006 and 2005......................................	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005..............................................................	5
	Notes to Condensed Consolidated Financial Statements.........................................	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.........................................................................................	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk...................................	25
Item 4.	Controls and Procedures................................................................................................	25

PART II - OTHER INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$ 14,937	$ 25,262
Accounts receivable, net	82,869	113,066
Inventory	98,915	71,260
Other current assets	17,117	17,597
Total current assets	213,838	227,185
Property and equipment, net	47,680	47,039
Goodwill	253,751	253,571
Intangible assets, net	99,527	99,611
Other non-current assets	3,357	2,330
Total assets	$618,153	$629,736

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$ 80,658	$ 87,322
Line of credit	---	3,979
Current maturities of bank term loans	21,250	21,250
Other current liabilities	1,010	1,348
Total current liabilities	102,918	113,899
Lines of credit	---	13,980
Bank term loans, less current maturities	32,813	43,438
Other non-current liabilities	58,954	59,468
Total liabilities	194,685	230,785
Stockholders’ equity	423,468	398,951
Total liabilities and stockholders' equity	$618,153	$629,736

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Net sales	$112,707	$108,811	$216,216	$205,300
Cost of sales	58,755	56,067	114,148	103,434
Gross profit	53,952	52,744	102,068	101,866
Selling, general and administrative expenses	38,436	36,413	73,512	71,974
Amortization of intangible assets	315	156	630	250
Operating income	15,201	16,175	27,926	29,642
Interest expense, net	856	1,714	1,871	3,035
Other expense (income)	37	(266)	(120)	(351)
Income before income taxes	14,308	14,727	26,175	26,958
Income tax expense	5,173	4,964	9,550	9,367
Net income	$9,135	$9,763	$16,625	$17,591
Net income per share:
Basic	$0.44	$0.47	$0.80	$0.86
Diluted	$0.43	$0.45	$0.78	$0.82
Weighted average shares outstanding:
Basic	20,863	20,593	20,807	20,545
Diluted	21,347	21,545	21,313	21,488

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$16,625	$17,591
Depreciation and amortization	7,776	6,918
Stock-based compensation	2,123	---
Amortization of deferred financing costs	242	241
Gain on disposition of assets	(6)	(90)
Changes in operating assets and liabilities	(3,466)	2,599
Net cash provided by operating activities	23,294	27,259

Cash flows from investing activities
Purchase of property and equipment	(7,602)	(6,582)
Adjustments to the purchase price of TFY	---	38
Proceeds from disposition of property and equipment	18	527
Increase in other non-current assets	(56)	(87)
Investment in Meteor The Monster Truck Company, LLC	(1,214)	---
Net cash used in investing activities	(8,854)	(6,104)

Cash flows from financing activities
Payments to bank on lines of credit	(18,270)	(23,000)
Payments to bank on bank term loans	(10,625)	(7,500)
Issuance of common stock upon option exercises	2,067	928
Tax benefit on stock option exercises	1,648	---
Issuance of common stock for ESPP	102	82
Net cash used in financing activities	(25,078)	(29,490)
Effect of exchange rate changes on cash	313	(524)
Net decrease in cash and cash equivalents	(10,325)	(8,859)
Cash and cash equivalents, beginning of year	25,262	20,123
Cash and cash equivalents, end of period	$14,937	$11,264
Supplemental information:
Cash flows during the period for:
Interest	$2,096	$2,547
Income taxes	$14,752	$5,605
Income tax refunds received	$384	$4,564

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2). All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006, the results of its operations for the three-month and six-month periods ended June 30, 2006 and 2005, and its cash flows for the six-month periods ended June 30, 2006 and 2005.

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

At June 30, 2006, the Company has four stock incentive plans, three of which are dormant, and an employee stock purchase plan (ESPP), which are described below. Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months and six months ended June 30, 2006 are as follows:

(in thousands)
	For the three months ended	For the six months ended
	June 30, 2006	June 30, 2006
Total expense recognized for stock-based payment plans	$1,081	$2,123
Amount of related income tax benefit recognized in net income	$ 401	$ 788

Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and six months ended June 30, 2006.

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

(in thousands, except per share data)	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income as reported	$9,763	$17,591
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax benefit	(545)	(986)
Pro forma net income	$9,218	$16,605
Basic net income per share:
As reported	$0.47	$0.86
Pro forma	$0.45	$0.81
Diluted net income per share:
As reported	$0.45	$0.82
Pro forma	$0.43	$0.77

Employee Stock Purchase Plan

The Company has an ESPP to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The plan allows eligible employees to purchase shares of the Company’s common stock through quarterly offering periods, commencing on each January 1, April 1, July 1 and October 1. The option price for each share of common stock purchased equals 90% of the last quoted sales price of a share of the Company’s common stock as reported by the NASDAQ National Market on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower. The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan. The plan will terminate on July 1, 2007, unless sooner terminated by the Board of Directors.

The fair value of each option for shares issued under the ESPP during the six months ended June 30, 2006 and 2005 is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions: weighted average risk-free rates of return of 4.4% and 2.6%, respectively, weighted average volatility factors of 23.1% and 32.2%, respectively, and expected life of three months. The weighted average fair value of those purchase rights granted during the six months ended June 30, 2006 and 2005 was $4.77 and $4.88, respectively.

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

During 2005, a stock incentive plan was approved by the Company’s stockholders. Under this plan, restricted stock awards or options to purchase stock may be granted for up to 1,200,000 shares of common stock to executives or key employees of the Company. Options granted may vest immediately or over a five-year period. These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company. Under this plan, cancelled options revert back into the plan and are available for future issuances.

The fair value of stock options granted under the stock incentive plans during the six months ended June 30, 2006 and 2005 is estimated on the date of grant based on the Black-Scholes option pricing model that assumes, among other things, no dividend yield, weighted average risk-free rates of return of 4.6% and 4.2%, respectively, weighted average volatility factors of 54.5% and 54.6%, respectively, and expected life of seven years.

The Company calculates the expected volatility factor for those options issued under the stock incentive plan to correspond with the average volatility factor of those companies included in a peer group study conducted by a third-party on behalf of the Company. The historical stock price movements of the Company’s common stock are not considered to be a good indicator of expected future volatility because the Company’s business has changed significantly as a result of acquisitions completed. However, the Company continues to monitor its actual volatility to assess whether the peer group volatility remains appropriate and updates the peer group study at least annually.

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

A summary of stock option activity for the Company’s stock incentive plans for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding at beginning of the year	1,562,842	$16.14
Changes during the period:
Granted	253,730	$35.71
Exercised	176,450	$11.72
Cancelled	32,890	$27.43
Outstanding at end of period	1,607,232	$19.49	6.7	$27,889
Exercisable at end of period	814,524	$11.86	5.3	$20,346

The weighted average fair value of options granted under the Company’s stock incentive plans for the six months ended June 30, 2006 and 2005 was $21.48 and $18.65 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $4.5 million and $4.6 million, respectively.

As of June 30, 2006, there was $12.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options vested during the six months ended June 30, 2006 was $2.8 million.

Note 3 - Goodwill and Intangible Assets

The change in carrying value of goodwill by reporting unit for the six months ended June 30, 2006 is shown below:

(in thousands)

	North America	International	Total
Balance at January 1, 2006	$240,130	$13,441	$253,571
Other adjustments	(523)	703	180
Balance at June 30, 2006	$239,607	$14,144	$253,751

Adjustments made during the six months ended June 30, 2006 primarily relate to currency exchange rate changes, release of certain purchase accounting liabilities and other adjustments.

The components of intangible assets, net are as follows:

(in thousands)

	June 30, 2006	December 31, 2005
Gross amount of amortizable intangible assets:
Customer relationships	$8,704	$8,704
Other	3,262	2,962
	$11,966	$11,666
Accumulated amortization of amortizable intangible assets:
Customer relationships	$380	$275
Other	1,729	1,204
	$2,109	$1,479
Intangible assets not subject to amortization:
Licenses and trademarks	$89,518	$89,272
Other	152	152
	$89,670	$89,424
Total intangible assets, net	$99,527	$99,611

Other amortizable intangible assets consist primarily of patents, non-compete agreements, licenses and trademarks. Amortization expense of amortizable intangible assets for the year 2006 is estimated to be approximately $1.1 million.

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

Results are not necessarily those that would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,
(in thousands)	2006	2005
Net sales:
North America	$90,775	$93,868
International	22,129	15,188
Sales and transfers between segments	(197)	(245)
Combined total	$112,707	$108,811

Operating income:
North America	$10,108	$12,822
International	5,093	3,353
Combined total	$15,201	$16,175

(in thousands)	June 30, 2006	December 31, 2005
Total assets:
North America	$536,030	$558,452
International	82,123	71,284
Combined total	$618,153	$629,736

	Six Months Ended June 30,
(in thousands)	2006	2005
Net sales:
North America	$180,548	$178,043
International	35,966	27,886
Sales and transfers between segments	(298)	(629)
Combined total	$216,216	$205,300

Operating income:
North America	$20,857	$24,455
International	7,069	5,187
Combined total	$27,926	$29,642

Certain assets and resources are jointly used between the North America and International segments. Intercompany allocations of such uses are not made.

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel. The Company groups its products into three product categories: infant products, children’s toys and collectible products. The presentation is consistent with how the Company views its business. The following tables present consolidated net sales by product category and by distribution channel for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
(in thousands)	2006	2005
Infant products	$42,450	$38,586
Children’s toys	47,368	39,598
Collectible products	22,889	30,627
Net sales	$112,707	$108,811

Chain retailers	$68,527	$65,166
Specialty and hobby wholesalers and retailers	34,129	31,319
OEM dealers	6,493	7,444
Corporate promotional	3,211	4,385
Direct to consumers	347	497
Net sales	$112,707	$108,811

	Six Months Ended June 30,
(in thousands)	2006	2005
Infant products	$86,240	$76,383
Children’s toys	90,473	73,578
Collectible products	39,503	55,339
Net sales	$216,216	$205,300

Chain retailers	$141,076	$125,311
Specialty and hobby wholesalers and retailers	58,343	58,038
OEM dealers	10,635	13,816
Corporate promotional	5,497	6,932
Direct to consumers	665	1,203
Net sales	$216,216	$205,300

Note 5 - Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the six months ended June 30, 2006 and 2005 is calculated as follows:

(in thousands)	2006	2005
Net income	$16,625	$17,591
Other comprehensive income (loss) - foreign currency
translation adjustments	1,951	(2,826)
Comprehensive income	$18,576	$14,765

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	June 30, 2006	December 31, 2005
Voting Common Stock	28,000,000	$0.01	20,897,618	20,717,954

At December 31, 2005, the Company held 1,830,830 shares of its common stock in treasury. During the first half of 2006 and 2005, the Company sold a total of 3,214 shares and 2,883 shares, respectively, out of treasury to Company employees under the ESPP for $101,755 and $82,486, respectively.

Note 7 - Debt

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008, with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004, and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving line of credit. At June 30, 2006, the margin in effect was 1.00% for LIBOR loans, and the commitment fee in effect was 0.30% per annum. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On June 30, 2006, the Company had $54.1 million outstanding on this credit facility and was in compliance with all covenants.

During 2005, the Company’s United Kingdom subsidiary entered into a line of credit with a bank for $8.0 million that was to expire on September 14, 2008. The line of credit bore interest at 1.15% over the LIBOR rate, and the total amount was secured by a guarantee of the Company. During the first half of 2006, all borrowings under the line of credit were repaid and the Company cancelled the availability thereunder.

Note 8 - Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options to purchase 538,775 shares of common stock at prices between $29.94 and $35.72 per share were outstanding during the three months and six months ended June 30, 2006, but were not included in the computation of diluted earnings per share because the options’ total assumed proceeds under the treasury stock method were anti-dilutive. Options to purchase 2,752 shares of common stock at prices between $33.84 and $34.65 per share were outstanding during the six months ended June 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares.

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

Note 12 - Related Party Transactions

The Company purchased some of its finished goods during the first half of 2006 and 2005 from two companies in which a relative of a Company stockholder/director has ownership interests.

Note 13 - Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties. These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis. The Company has license agreements with entertainment publishing and media companies; automotive and truck manufacturers; agricultural, construction and outdoor sports vehicle and equipment manufacturers; major race sanctioning bodies; and race team owners, sponsors and drivers. The Company has more than 700 license agreements, with terms generally of two to three years. Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the six months ended June 30, 2006 and 2005.

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

In conjunction with the acquisition of TFY during the third quarter of 2004, the Company acquired purchase commitments with certain vendors relating to product and product components which are kept on hand to shorten lead times. In the event the Company chooses to discontinue the product, the Company would be required to reimburse the applicable vendor for the cost of the products and product components on hand. At June 30, 2006, the total commitment to these vendors was approximately $0.5 million.

Note 14 - Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002. The Plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months ended June 30, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Service cost	$26	$27
Interest cost	197	192
Expected return on plan assets	(245)	(245)
Amortization of prior service costs	5	5
Amortization of net loss	110	93
Net periodic benefit cost	$93	$72

The components of net periodic benefit cost for the six months ended June 30, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Service cost	$52	$54
Interest cost	394	384
Expected return on plan assets	(490)	(490)
Amortization of prior service costs	10	10
Amortization of net loss	220	186
Net periodic benefit cost	$186	$144

The Company did not make any contributions to the pension benefit plan during the six months ended June 30, 2006 and does not expect to make any contributions during the fiscal 2006 year.

Note 15 - Meteor The Monster Truck Company, LLC

In July 2005, the Company invested in Meteor The Monster Truck Company, LLC (Meteor). The Company initially contributed $0.8 million to Meteor, and after recovery of its capital contributions and preferred returns, the Company was to share in 7.5% of the profits and losses of Meteor. In April 2006, an event occurred under the Company’s agreement with Meteor which triggered the Company’s obligation to make an additional investment in Meteor. During the second quarter of 2006, the Company contributed an additional $1.2 million which adjusted the Company’s share in the profits and losses of Meteor to 17.5%.

The Company accounts for the investment in Meteor using the equity method of accounting. This determination was made based on the Company’s ability to exercise significant influence over the operating and financial policies of Meteor as a result of its representation on the board of directors. The investment in Meteor of $1.9 million and $0.7 million is included in other non-current assets on the accompanying condensed consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively.

Note 16 - Subsequent Event

In July 2006, the Company amended its credit facility. This amendment lowers the range of the applicable margin to 0.75% to 1.625% and the range of the commitment fee to 0.20% to 0.35%. Upon execution of the amendment, the applicable margin and commitment fee will be reduced to 0.75% and 0.20%, respectively. Additionally, EBITDA will be calculated as earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards. The amendment to the credit facility also provides an additional $75.0 million of capacity under the revolving line of credit. This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the quarter ended June 30, 2006 increased 3.6% primarily due to our Bob the Builder, Thomas & Friends and John Deere toy product lines, our John Deere and Thomas & Friends ride-on’s and our licensed Take & Toss toddler self-feeding system. Gross margin decreased to 47.9% for the second quarter of 2006 from 48.4% for the second quarter of 2005 primarily due to a less favorable product mix and higher product costs than that experienced in the second quarter of 2005. Selling, general and administrative expenses as a percentage of net sales increased to 34.1% for the second quarter of 2006 from 33.5% for the second quarter of 2005 due to the inclusion of $1.1 million of compensation expense for stock options and $0.8 million of legal and settlement expenses for litigation involving The First Years Inc. (TFY) which preceded its acquisition by RC2. Operating income decreased to $15.2 million for the second quarter of 2006 compared to $16.2 million for the second quarter of 2005. As a percentage of net sales, operating income decreased to 13.5% for the second quarter of 2006 from 14.9% for the second quarter of 2005.

Net sales for the first half of 2006 increased 5.3% primarily due to our Bob the Builder, Thomas & Friends and John Deere toy product lines, our John Deere and Thomas & Friends ride-on’s and our new infant and toddler feeding products, including our new licensed Take & Toss toddler self-feeding system, our Lamaze infant play and certain other infant care and safety product lines. Gross margin decreased to 47.2% for the first half of 2006 from 49.6% for the first half of 2005 primarily due to a more favorable product mix in 2005 and higher product costs and increased sales promotions in 2006. Selling, general and administrative expenses as a percentage of net sales decreased to 34.0% for the first half of 2006 from 35.1% for the first half of 2005. Operating income decreased to $27.9 million for the first half of 2006 compared to $29.6 million for the first half of 2005 due to the inclusion of $2.1 million of compensation expense for stock options and $1.0 million of legal and settlement expenses for litigation involving TFY which preceded its acquisition by RC2. As a percentage of net sales, operating income decreased to 12.9% for the first half of 2006 from 14.4% for the first half of 2005.

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” For periods ended prior to January 1, 2006, pursuant to APB Opinion No. 25, no stock-based employee compensation expense was recognized by the Company and, under the modified prospective method pursuant to SFAS No. 123R, results for prior periods have not been restated. Selling, general and administrative expenses for the three months and the six months ended June 30, 2006 includes $1.1 million and $2.1 million, respectively, in compensation expense for stock options as a result of the Company’s adoption of SFAS No. 123R which negatively impacted diluted earnings per share by $0.03 and $0.06, respectively. Results for the three months and six months ended June 30, 2005 do not include compensation expense for stock options.

As of June 30, 2006, there was $12.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans. The cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options vested during the six months ended June 30, 2006 was $2.8 million.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net sales. Net sales for the second quarter of 2006 increased $3.9 million, or 3.6%, to $112.7 million from $108.8 million for the second quarter of 2005. Net sales increases occurred in our children’s toys and infant products categories, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our children’s toys category increased 19.6% primarily driven by Bob the Builder, Thomas & Friends and John Deere toy product lines as well as our John Deere and Thomas & Friends ride-on product lines. Net sales in our infant products category increased 10.0% primarily due to our new licensed Take & Toss toddler self-feeding system. Net sales in our collectible products category decreased 25.3% primarily due to continued softness in the collectibles market.

Gross profit. Gross profit increased $1.3 million, or 2.5%, to $54.0 million for the second quarter of 2006 from $52.7 million for the second quarter of 2005. However, as a percentage of net sales, gross profit margin decreased to 47.9% in the second quarter of 2006 compared to 48.4% in the second quarter of 2005 primarily due to a less favorable product mix and higher product costs than that experienced in the second quarter of 2005. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. Our infant products category has higher sales of non-licensed products that carry lower selling prices and gross margins than our children’s toys and collectible products categories. Additionally, individual product lines within a category carry gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.0 million, or 5.5%, to $38.4 million for the second quarter of 2006 from $36.4 million for the second quarter of 2005. As a percentage of net sales, selling, general and administrative expenses increased to 34.1% for the second quarter of 2006 from 33.5% for the second quarter of 2005. Selling, general and administrative expenses for the second quarter of 2006 include $1.1 million of compensation expense for stock options and $0.8 million in expenses related to litigation involving TFY which preceded its acquisition by RC2. Results for the second quarter of 2005 do not include compensation expense for stock options.

Operating income. Operating income decreased to $15.2 million for the second quarter of 2006 from $16.2 million for the second quarter of 2005. As a percentage of net sales, operating income decreased to 13.5% in the second quarter of 2006 from 14.9% in the prior year second quarter.

Net interest expense. Net interest expense of $0.9 million for the second quarter of 2006 and $1.7 million for the second quarter of 2005 relates primarily to bank term loans and lines of credit. The decrease in net interest expense was primarily due to the decrease in average outstanding debt balances offset slightly by higher interest rates.

Income tax. Income tax expense for the second quarter of 2006 and 2005 includes provisions for federal, state and foreign income taxes at an effective rate of 36.9% and 37.4%, respectively. The actual tax rate, including discrete items, for the second quarter of 2006 and 2005 is 36.2% and 33.7%, respectively. During the second quarter of 2005, the Company reduced its income tax accruals by approximately $0.7 million, or $0.03 per diluted share, due to the resolution of specific outstanding state and foreign tax issues.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net sales. Net sales for the first half of 2006 increased $10.9 million, or 5.3%, to $216.2 million from $205.3 million for the first half of 2005. Net sales increases occurred in our children’s toys and infant products categories, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our children’s toys category increased 23.0% primarily driven by Bob the Builder, Thomas & Friends and John Deere toy vehicle product lines as well as John Deere and Thomas & Friends ride-on product lines. Net sales in our infant products category increased 12.9% primarily due to our new feeding products including our new licensed Take & Toss toddler self-feeding system, our Lamaze infant play and certain infant care and safety product lines. Net sales in our collectible products category decreased 28.6% primarily due to continued softness in the collectibles market.

Gross profit. Gross profit increased $0.2 million, or 0.2%, to $102.1 million for the first half of 2006 from $101.9 million for the first half of 2005. However, as a percentage of net sales, the gross profit margin decreased to 47.2% in the first half of 2006 compared to 49.6% in the first half of 2005 primarily due to a more favorable product and sales mix in 2005 and higher product costs and increased sales promotions in 2006. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million, or 2.1%, to $73.5 million for the first half of 2006 from $72.0 million for the first half of 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 34.0% for the first half of 2006 from 35.1% for the first half of 2005. Selling, general and administrative expenses for the first half of 2006 include $2.1 million of compensation expense for stock options and $1.0 million in expenses related to litigation involving TFY which preceded its acquisition by RC2. Results for the first half of 2005 do not include compensation expense for stock options.

Operating income. Operating income decreased to $27.9 million for the first half of 2006 from $29.6 million for the first half of 2005. As a percentage of net sales, operating income decreased to 12.9% in the first half of 2006 from 14.4% in the first half of 2005.

Net interest expense. Net interest expense of $1.9 million for the first half of 2006 and $3.0 million for the first half of 2005 relates primarily to bank term loans and lines of credit. The decrease in net interest expense was primarily due to the decrease in average outstanding debt balances offset slightly by higher interest rates.

Income tax. Income tax expense for the first half of 2006 and 2005 includes provisions for federal, state and foreign income taxes at an effective rate of 36.9% and 37.4%, respectively. The actual tax rate, including discrete items, for the first half of 2006 and 2005 is 36.5% and 34.7%, respectively. During the second quarter of 2005, the Company reduced its income tax accruals by approximately $0.7 million, or $0.03 per diluted share, due to the resolution of specific outstanding state and foreign tax issues.

Related Party Transactions

The Company purchased some of its finished goods during the first half of 2006 and 2005 from two companies in which a relative of a Company stockholder/director has ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $23.3 million during the first half of 2006. Accounts receivable decreased $31.7 million during the first half of 2006 and was the primary source of cash from operations. Inventory increased $27.1 million and was the primary use of cash from operations. Capital expenditures for the first half of 2006 were $7.6 million, of which $5.3 million was for molds and tooling. Payments of outstanding debt under the Company’s credit facilities were $28.9 million for the first six months of 2006. Cash and cash equivalents decreased by $10.3 million during the first half of 2006.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008 with scheduled quarterly principal payments ranging from $3.8 million to $6.9 million commencing on December 31, 2004, and continuing thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and varies between 1.00% and 1.75%. The Company is also required to pay a commitment fee of 0.30% to 0.45% per annum on the average daily unused portion of the revolving line of credit. At June 30, 2006, the margin in effect was 1.00% for LIBOR loans, and the commitment fee in effect was 0.30% per annum. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On June 30, 2006, the Company had $54.1 million outstanding on this credit facility and was in compliance with all covenants.

In July 2006, the Company amended its credit facility. This amendment lowers the range of the applicable margin to 0.75% to 1.625% and the range of the commitment fee to 0.20% to 0.35%. Upon execution of the amendment, the applicable margin and commitment fee will be reduced to 0.75% and 0.20%, respectively. Additionally, EBITDA will be calculated as earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards. The amendment to the credit facility also provides an additional $75.0 million of capacity under the revolving line of credit. This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing.

During 2005, the Company’s United Kingdom subsidiary entered into a line of credit with a bank for $8.0 million that was to expire on September 14, 2008. The line of credit bore interest at 1.15% over the LIBOR rate, and the total amount was secured by a guarantee of the Company. During the first half of 2006, all borrowings under the line of credit were repaid and the Company cancelled the availability thereunder.

During the first half of 2006, the Company made total payments of $18.3 million on its lines of credit and $10.6 million on its term loan. At June 30, 2006, the Company had $99.5 million available on its line of credit.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect that this Interpretation will have on the Company’s financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations, particularly in the Chinese Renminbi or the Hong Kong dollar, could increase the Company’s expenses; customers and consumers may not accept the Company's products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere and Sesame Street, vehicle manufacturers, agricultural equipment manufacturers, major race sanctioning bodies, race team owners, drivers, sponsors, agents and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended December 31, 2005. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with the Company’s credit facilities and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company's interest rate exposure on variable rate borrowings at June 30, 2006, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by $23,851 per month and a five percentage point increase would increase future interest expense by $0.1 million per month. The Company determined these amounts based on approximately $28.6 million of variable rate borrowings at June 30, 2006, multiplied by 1.0% and 5.0%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.    Defaults Upon Senior Securities.

 Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

 The annual meeting of stockholders of the Company was held on May 5, 2006. The only matter voted upon was the election of directors for the ensuing year. The number of votes cast for and withheld as to such matter were as follows:

	FOR	WITHHELD
Robert E. Dods	15,700,696	4,184,910
Boyd L. Meyer	15,379,110	4,506,496
Peter K.K. Chung	15,365,560	4,520,046
Curtis W. Stoelting	15,736,019	4,149,587
John S. Bakalar	19,285,519	600,087
John J. Vosicky	18,960,267	925,339
Paul E. Purcell	15,365,585	4,520,021
Daniel M. Wright	19,285,269	600,337
Thomas M. Collinger	18,263,566	1,622,040
Richard E. Rothkopf	15,690,687	4,194,919
Michael J. Merriman, Jr.	19,550,370	335,236

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

        Dated this 2nd day of August, 2006.

RC2 CORPORATION

By /s/ Curtis W. Stoelting
       Curtis W. Stoelting, Chief Executive Officer

By /s/ Jody L. Taylor
        Jody L. Taylor, Chief Financial Officer and Secretary