Form 10-Q
period 2006-09-30
RC2 CORP
filed 2006-10-31
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

On October 25, 2006, there were outstanding 20,945,963 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

SEPTEMBER 30, 2006

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$20,405	$25,262
Accounts receivable, net	122,614	113,066
Inventory	96,355	71,260
Other current assets	17,643	17,597
Total current assets	257,017	227,185
Property and equipment, net	47,426	47,039
Goodwill	254,133	253,571
Intangible assets, net	99,357	99,611
Other non-current assets	3,376	2,330
Total assets	$661,309	$629,736

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$95,382	$87,322
Line of credit	---	3,979
Current maturities of bank term loans	21,250	21,250
Other current liabilities	798	1,348
Total current liabilities	117,430	113,899
Lines of credit	10,000	13,980
Bank term loans, less current maturities	27,500	43,438
Other non-current liabilities	60,439	59,468
Total liabilities	215,369	230,785
Stockholders’ equity	445,940	398,951
Total liabilities and stockholders' equity	$661,309	$629,736

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Net sales	$160,454	$142,567	$376,670	$347,867
Cost of sales	84,690	72,833	198,838	176,267
Gross profit	75,764	69,734	177,832	171,600
Selling, general and administrative expenses	43,725	39,943	117,237	111,917
Amortization of intangible assets	315	845	945	1,095
Gain on sale of W. Britain product line	---	(1,953)	---	(1,953)
Operating income	31,724	30,899	59,650	60,541
Interest expense, net	944	1,522	2,815	4,557
Other expense (income)	273	4	153	(347)
Income before income taxes	30,507	29,373	56,682	56,331
Income tax expense	11,134	11,113	20,684	20,480
Net income	$19,373	$18,260	$35,998	$35,851
Net income per share:
Basic	$0.93	$0.88	$1.73	$1.74
Diluted	$0.91	$0.85	$1.69	$1.67
Weighted average shares outstanding:
Basic	20,917	20,656	20,844	20,582
Diluted	21,365	21,594	21,337	21,525

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$35,998	$35,851
Depreciation and amortization	11,706	11,429
Stock-based compensation	3,165	---
Excess tax benefit on stock option exercises	(1,411)	---
Amortization of deferred financing costs	376	362
Gain on disposition of assets	(6)	(2,031)
Changes in operating assets and liabilities	(22,416)	(25,253)
Net cash provided by operating activities	27,412	20,358

Cash flows from investing activities
Purchase of property and equipment	(10,919)	(9,948)
Adjustments to the purchase price of TFY	---	39
Proceeds from disposition of property and equipment	18	608
Proceeds from sale of W. Britain product line	---	2,850
Investment in Meteor The Monster Truck Company, LLC	(1,214)	(529)
Increase in other non-current assets	(45)	(84)
Net cash used in investing activities	(12,160)	(7,064)

Cash flows from financing activities
Net payments on lines of credit	(8,270)	(3,000)
Payments on bank term loans	(15,938)	(11,250)
Issuance of common stock upon option exercises	2,244	1,349
Excess tax benefit on stock option exercises	1,411	---
Issuance of common stock for ESPP	156	139
Financing fees paid	(182)	---
Net cash used in financing activities	(20,579)	(12,762)
Effect of exchange rate changes on cash	470	(578)
Net decrease in cash and cash equivalents	(4,857)	(46)
Cash and cash equivalents, beginning of year	25,262	20,123
Cash and cash equivalents, end of period	$20,405	$20,077
Supplemental information:
Cash flows during the period for:
Interest	$2,931	$4,356
Income taxes	$18,317	$12,775
Income tax refunds received	$530	$4,751

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2). All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and its cash flows for the nine-month periods ended September 30, 2006 and 2005.

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

At September 30, 2006, the Company has four stock incentive plans, three of which are dormant, and an employee stock purchase plan (ESPP), which are described below. Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months and nine months ended September 30, 2006 are as follows:

	For the three months ended	For the nine months ended
(in thousands)	September 30, 2006	September 30, 2006
Total expense recognized for stock-based payment plans	$1,042	$3,165
Amount of related income tax benefit recognized in net income	$386	$1,174

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and nine months ended September 30, 2006.

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

(in thousands, except per share data)	For the three months ended September 30, 2005 (Unaudited)	For the nine months ended September 30, 2005 (Unaudited)
Net income as reported	$18,260	$35,851
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax benefit	(541)	(1,527)
Pro forma net income	$17,719	$34,324
Basic net income per share:
As reported	$0.88	$1.74
Pro forma	$0.86	$1.67
Diluted net income per share:
As reported	$0.85	$1.67
Pro forma	$0.82	$1.59

Employee Stock Purchase Plan

The Company has an ESPP to provide its employees with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The plan allows eligible employees to purchase shares of the Company’s common stock through quarterly offering periods, commencing on each January 1, April 1, July 1 and October 1. The option price for each share of common stock purchased equals 90% of the last quoted sales price of a share of the Company’s common stock as reported by the NASDAQ National Market on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower. The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan. The plan will terminate on July 1, 2007, unless sooner terminated by the Board of Directors.

The fair value of each option for shares issued under the ESPP during the nine months ended September 30, 2006 and 2005 is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions: weighted average risk-free rates of return of 4.6% and 2.8%, respectively, weighted average volatility factors of 24.9% and 31.4%, respectively, and expected life of three months. The weighted average fair value of those purchase rights granted during the nine months ended September 30, 2006 and 2005 was $5.02 and $5.01, respectively.

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

The fair value of stock options granted under the stock incentive plans during the nine months ended September 30, 2006 and 2005 is estimated on the date of grant based on the Black-Scholes option pricing model that assumes, among other things, no dividend yield, weighted average risk-free rates of return of 4.6% and 4.2%, respectively, weighted average volatility factors of 54.5% and 54.6%, respectively, and expected life of seven years.

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

A summary of stock option activity for the Company’s stock incentive plans for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding at beginning of the year	1,562,842	$16.14
Changes during the period:
Granted	256,221	$35.73
Exercised	209,150	$10.73
Cancelled/Expired	34,790	$27.77
Outstanding at end of period	1,575,123	$19.79	6.5	$22,262
Exercisable at end of period	786,292	$12.24	5.0	$16,776

The weighted average fair value of options granted under the Company’s stock incentive plans for the nine months ended September 30, 2006 and 2005 was $21.49 and $18.69 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $5.5 million and $6.2 million, respectively.

As of September 30, 2006, there was $11.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of options vested during the nine months ended September 30, 2006 was $2.8 million.

Note 3 - Business Segments

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

Results are not necessarily those that would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
(in thousands)	2006	2005
Net sales:
North America	$136,175	$121,661
International	24,554	21,378
Sales and transfers between segments	(275)	(472)
Combined total	$160,454	$142,567

Operating income:
North America	$26,499	$24,079
International	5,225	6,820
Combined total	$31,724	$30,899

	Nine Months Ended September 30,
(in thousands)	2006	2005
Net sales:
North America	$316,723	$299,704
International	60,520	49,264
Sales and transfers between segments	(573)	(1,101)
Combined total	$376,670	$347,867

Operating income:
North America	$47,356	$48,534
International	12,294	12,007
Combined total	$59,650	$60,541

(in thousands)	September 30, 2006	December 31, 2005
Total assets:
North America	$565,920	$558,452
International	95,389	71,284
Combined total	$661,309	$629,736

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel. The Company groups its products into three product categories: children’s toys, infant products and collectible products. The presentation is consistent with how the Company views its business. The following tables present consolidated net sales by product category and by distribution channel for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
(in thousands)	2006	2005
Children’s toys	$85,466	$66,543
Infant products	44,878	41,162
Collectible products	30,110	34,862
Net sales	$160,454	$142,567

Chain retailers	$108,555	$88,901
Specialty and hobby wholesalers and retailers	33,951	34,252
OEM dealers	12,755	13,268
Corporate promotional	4,716	5,643
Direct to consumers	477	503
Net sales	$160,454	$142,567

	Nine Months Ended September 30,
(in thousands)	2006	2005
Children’s toys	$175,939	$140,121
Infant products	131,118	117,545
Collectible products	69,613	90,201
Net sales	$376,670	$347,867

Chain retailers	$249,631	$214,212
Specialty and hobby wholesalers and retailers	92,294	92,290
OEM dealers	23,390	27,084
Corporate promotional	10,213	12,575
Direct to consumers	1,142	1,706
Net sales	$376,670	$347,867

Note 4 - Goodwill and Intangible Assets

The change in carrying value of goodwill by reportable segment for the nine months ended September 30, 2006 is shown below:

(in thousands)	North America	International	Total
Balance at January 1, 2006	$240,130	$13,441	$253,571
Other adjustments	(561)	1,123	562
Balance at September 30, 2006	$239,569	$14,564	$254,133

Adjustments made during the nine months ended September 30, 2006 primarily relate to currency exchange rate changes, release of certain purchase accounting liabilities and other adjustments.

The components of intangible assets, net are as follows:

(in thousands)	September 30, 2006	December 31, 2005
Gross amount of amortizable intangible assets:
Customer relationships	$8,704	$8,704
Other	3,262	2,962
	$11,966	$11,666
Accumulated amortization of amortizable intangible assets:
Customer relationships	$433	$275
Other	1,991	1,204
	$2,424	$1,479
Intangible assets not subject to amortization:
Licenses and trademarks	$89,663	$89,272
Other	152	152
	$89,815	$89,424
Total intangible assets, net	$99,357	$99,611

Other amortizable intangible assets consist primarily of patents, non-compete agreements, licenses and trademarks. Amortization expense of amortizable intangible assets for the year 2006 is estimated to be approximately $1.1 million.

Note 5 - Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the nine months ended September 30, 2006 and 2005 is calculated as follows:

(in thousands)	2006	2005
Net income	$35,998	$35,851
Other comprehensive income (loss) - foreign currency translation adjustments	3,577	(3,742)
Comprehensive income	$39,575	$32,109

Note 6 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	September 30, 2006	December 31, 2005
Voting Common Stock	28,000,000	$0.01	20,931,886	20,717,954

At December 31, 2005, the Company held 1,830,830 shares of its common stock in treasury. During the first nine months of 2006 and 2005, the Company sold a total of 4,782 shares and 4,729 shares, respectively, out of treasury to Company employees under the ESPP for $0.2 million and $0.1 million, respectively.

Note 7 - Debt

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008. The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit. This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing. Principal payments ranging from $3.8 million to $6.9 million are scheduled quarterly beginning December 31, 2004 and continue thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%. The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit. At September 30, 2006, the margin in effect was 0.75% for LIBOR loans, and the commitment fee in effect was 0.20% per annum. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On September 30, 2006, the Company had $58.8 million outstanding on this credit facility and was in compliance with all covenants.

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

Note 8 - Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options to purchase 548,875 shares of common stock at prices between $29.94 and $37.19 per share were outstanding during the three months ended September 30, 2006, but were not included in the computation of diluted earnings per share because either the options’ exercise price was greater than the average market price of common shares or the options’ total assumed proceeds under the treasury stock method were anti-dilutive. Options to purchase 503,067 shares of common stock at prices between $31.27 and $37.19 per share were outstanding during the nine months ended September 30, 2006, but were not included in the computation of diluted earnings per share because either the options’ exercise price was greater than the average market price of common shares or the options’ total assumed proceeds under the treasury stock method were anti-dilutive. Options to purchase 2,927 shares of common stock at $36.54 per share were outstanding during the nine months ended September 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares.

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

Note 12 - Related Party Transactions

The Company purchased some of its finished goods during the nine months ended September 30, 2006 and 2005 from two companies in which a relative of a Company stockholder/director has ownership interests.

Note 13 - Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties. These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis. The Company has license agreements with entertainment publishing and media companies; automotive and truck manufacturers; agricultural, construction and outdoor sports vehicle and equipment manufacturers; major race sanctioning bodies; and race team owners, sponsors and drivers. The Company has more than 700 license agreements, with terms generally of two to three years. Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the nine months ended September 30, 2006 and 2005.

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

In conjunction with the acquisition of TFY during the third quarter of 2004, the Company acquired purchase commitments with certain vendors relating to product and product components which are kept on hand to shorten lead times. In the event the Company chooses to discontinue the product, the Company would be required to reimburse the applicable vendor for the cost of the products and product components on hand. At September 30, 2006, the total commitment to these vendors was approximately $0.5 million.

Note 14 - Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002. The Plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
(in thousands)	2006	2005
Service cost	$27	$27
Interest cost	197	192
Expected return on plan assets	(245)	(244)
Amortization of prior service costs	5	5
Amortization of net loss	110	93
Net periodic benefit cost	$94	$73

	Nine Months Ended September 30,
(in thousands)	2006	2005
Service cost	$79	$81
Interest cost	591	576
Expected return on plan assets	(735)	(734)
Amortization of prior service costs	15	15
Amortization of net loss	330	279
Net periodic benefit cost	$280	$217

The Company did not make any contributions to the pension benefit plan during the nine months ended September 30, 2006 and does not expect to make any contributions during the fiscal 2006 year.

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

The Company accounts for the investment in Meteor using the equity method of accounting. This determination was made based on the Company’s ability to exercise significant influence over the operating and financial policies of Meteor as a result of its representation on the board of directors. The investment in Meteor of $1.9 million and $0.7 million is included in other non-current assets on the accompanying condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the quarter ended September 30, 2006 increased 12.6% primarily due to our Thomas & Friends, John Deere and Bob the Builder toy product lines, The First Years’ Take & Toss® toddler self-feeding system and Soothie™ bottle system, and Learning Curve’s Lamaze infant toys. Gross margin decreased to 47.2% for the third quarter of 2006 from 48.9% for the third quarter of 2005 primarily due to a less favorable product and distribution mix and higher product costs, especially in die-cast products, than that experienced in the third quarter of 2005. Selling, general and administrative expenses as a percentage of net sales decreased to 27.2% for the third quarter of 2006 from 28.0% for the third quarter of 2005. Operating income increased to $31.7 million for the third quarter of 2006 compared to $30.9 million for the third quarter of 2005. Operating income for the third quarter of 2006 includes $1.0 million in compensation expense for stock options. As a percentage of net sales, operating income decreased to 19.8% for the third quarter of 2006 from 21.7% for the third quarter of 2005.

Net sales for the nine months ended September 30, 2006 increased 8.3% primarily due to our Thomas & Friends, Bob the Builder and John Deere toy product lines, our John Deere and Thomas & Friends ride-on’s, as well as The First Years’ Take & Toss® toddler self-feeding system, our infant feeding product lines, our Lamaze infant play and certain other infant care and safety product lines. Gross margin decreased to 47.2% for the nine months ended September 30, 2006 from 49.3% for the nine months ended September 30, 2005 primarily due to a less favorable product and distribution mix and higher product costs, especially in die-cast products. Selling, general and administrative expenses as a percentage of net sales decreased to 31.1% for the nine months ended September 30, 2006 from 32.2% for the nine months ended September 30, 2005. Operating income decreased to $59.7 million for the nine months ended September 30, 2006 compared to $60.5 million for the nine months ended September 30, 2005 due to the inclusion of $3.2 million of compensation expense for stock options and $1.0 million of legal and settlement expenses for litigation involving The First Years (TFY) which preceded its acquisition by RC2. As a percentage of net sales, operating income decreased to 15.8% for the nine months ended September 30, 2006 from 17.4% for the nine months ended September 30, 2005.

Operating income for the three months and nine months ended September 30, 2005 was positively impacted by $2.0 million, or $0.06 per share, from a gain on the sale of the W. Britain product line and negatively impacted by $0.6 million, or $0.03 per share, related to catch-up amortization expense from the completion of the valuation of assets acquired in the TFY transaction.

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” For periods ended prior to January 1, 2006, pursuant to APB Opinion No. 25, no stock-based employee compensation expense was recognized by the Company and, under the modified prospective method pursuant to SFAS No. 123R, results for prior periods have not been restated. Operating income for the three months and nine months ended September 30, 2006 includes $1.0 million and $3.2 million, respectively, in compensation expense for stock options as a result of the Company’s adoption of SFAS No. 123R which negatively impacted diluted earnings per share by $0.03 and $0.09, respectively. Results for the three months and nine months ended September 30, 2005 do not include compensation expense for stock options.

As of September 30, 2006, there was $11.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans. The cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of options vested during the nine months ended September 30, 2006 was $2.8 million.

On August 24, 2006, we announced that we have signed two new license agreements with HIT Entertainment with respect to certain Thomas & Friends product lines.  Based on the new agreements, we expect our total pre-tax licensing cost, net of expected price increases and margin improvements, for these Thomas & Friends licenses will increase by approximately $4.0 million in 2007 when compared to 2006.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net sales. Net sales for the third quarter of 2006 increased $17.9 million, or 12.6%, to $160.5 million from $142.6 million for the third quarter of 2005. Net sales increases occurred in our children’s toys and infant products categories, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our children’s toys category increased 28.4% primarily driven by Thomas & Friends, Bob the Builder and John Deere toy product lines. Net sales in our infant products category increased 9.0% primarily driven by The First Years’ Take & Toss® toddler self-feeding system and Soothie™ bottle system and Learning Curve’s Lamaze infant toys. Net sales in our collectible products category decreased 13.6% primarily due to continued softness in the collectibles market.

Gross profit. Gross profit increased $6.1 million, or 8.8%, to $75.8 million for the third quarter of 2006 from $69.7 million for the third quarter of 2005. However, as a percentage of net sales, gross profit margin decreased to 47.2% in the third quarter of 2006 compared to 48.9% in the third quarter of 2005 primarily due to a less favorable product and distribution mix and higher product costs, especially in die-cast products, than that experienced in the third quarter of 2005. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. Our infant products category has higher sales of non-licensed products that carry lower selling prices and gross margins than our children’s toys and collectible products categories. Additionally, individual product lines within a category carry gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.8 million, or 9.5%, to $43.7 million for the third quarter of 2006 from $39.9 million for the third quarter of 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 27.2% for the third quarter of 2006 from 28.0% for the third quarter of 2005. Selling, general and administrative expenses for the third quarter of 2006 include $0.9 million of compensation expense for stock options. Results for the third quarter of 2005 do not include compensation expense for stock options.

Operating income. Operating income increased to $31.7 million for the third quarter of 2006 from $30.9 million for the third quarter of 2005. However, as a percentage of net sales, operating income decreased to 19.8% in the third quarter of 2006 from 21.7% in the prior year third quarter. Operating income for the third quarter 2005 was positively impacted by $2.0 million in gain from the sale of the W. Britain product line and negatively impacted by $0.6 million in catch-up amortization related to the completion of the valuation of assets acquired with the TFY transaction.

Net interest expense. Net interest expense of $0.9 million for the third quarter of 2006 and $1.5 million for the third quarter of 2005 relates primarily to bank term loans and lines of credit. The decrease in net interest expense was primarily due to the decrease in average outstanding debt balances offset slightly by higher interest rates.

Income tax. Income tax expense for the third quarter of 2006 and 2005 includes provisions for federal, state and foreign income taxes at an effective rate of 36.9% and 37.1%, respectively. However, the tax rate for the third quarter of 2006 and 2005 is 36.5% and 37.8%, respectively, which include discrete items.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net sales. Net sales for the nine months ended September 30, 2006 increased $28.8 million, or 8.3%, to $376.7 million from $347.9 million for the nine months ended September 30, 2005. Net sales increases occurred in our children’s toys and infant products categories, but these increases were partially offset by a decrease in our collectible products category.

Net sales in our children’s toys category increased 25.6% primarily driven by Thomas & Friends, John Deere and Bob the Builder toy vehicle product lines as well as John Deere and Thomas & Friends ride-on product lines. Net sales in our infant products category increased 11.5% primarily driven by The First Years’ Take & Toss® toddler self-feeding system, our infant feeding product lines, Learning Curve’s Lamaze infant toys and certain care and safety product lines. Net sales in our collectible products category decreased 22.8% primarily due to continued softness in the collectibles market.

Gross profit. Gross profit increased $6.2 million, or 3.6%, to $177.8 million for the nine months ended September 30, 2006 from $171.6 million for the nine months ended September 30, 2005. However, as a percentage of net sales, the gross profit margin decreased to 47.2% for the nine months ended September 30, 2006 compared to 49.3% for the nine months ended September 30, 2005 primarily due to a less favorable product and distribution mix and higher product costs, especially in die-cast products. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.3 million, or 4.7%, to $117.2 million for the nine months ended September 30, 2006 from $111.9 million for the nine months ended September 30, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 31.1% for the nine months ended September 30, 2006 from 32.2% for the nine months ended September 30, 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 include $3.0 million of compensation expense for stock options and $1.0 million in expenses related to litigation involving TFY which preceded its acquisition by RC2. Results for the nine months ended September 30, 2005 do not include compensation expense for stock options.

Operating income. Operating income decreased to $59.7 million for the nine months ended September 30, 2006 from $60.5 million for the nine months ended September 30, 2005. As a percentage of net sales, operating income decreased to 15.8% for the nine months ended September 30, 2006 from 17.4% for the nine months ended September 30, 2005. Operating income for the nine months ended September 30, 2005 was positively impacted by $2.0 million in gain from the sale of the W. Britain product line and negatively impacted by $0.6 million in catch-up amortization related to the completion of the valuation of assets acquired with the TFY transaction.

Net interest expense. Net interest expense of $2.8 million for the nine months ended September 30, 2006 and $4.6 million for the nine months ended September 30, 2005 relates primarily to bank term loans and lines of credit. The decrease in net interest expense was primarily due to the decrease in average outstanding debt balances offset slightly by higher interest rates.

Income tax. Income tax expense for the nine months ended September 30, 2006 and 2005 includes provisions for federal, state and foreign income taxes at an effective rate of 36.9% and 37.1%, respectively. However, the tax rate for the nine months ended September 30, 2006 and 2005 is 36.5% and 36.4%, respectively, which include discrete items. During the second quarter of 2005, the Company reduced its income tax accruals by approximately $0.7 million, or $0.03 per diluted share, due to the resolution of specific outstanding state and foreign tax issues.

Related Party Transactions

The Company purchased some of its finished goods during the nine months ended September 30, 2006 and 2005 from two companies in which a relative of a Company’s stockholder/director has ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $27.4 million during the nine months ended September 30, 2006. Accounts receivable and inventory increased $8.1 million and $23.9 million, respectively, during the nine months ended September 30, 2006 and were the primary uses of cash from operations. Capital expenditures for the nine months ended September 30, 2006 were $10.9 million, of which $7.7 million was for molds and tooling. Payments on the Company’s credit facilities were $38.2 million for the nine months ended September 30, 2006. Borrowings on the Company's credit facilities were $14.0 million during the nine months ended September 30, 2006.  Cash and cash equivalents decreased by $4.9 million during the nine months ended September 30, 2006.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit, both of which mature on September 14, 2008. The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit. This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing. Principal payments ranging from $3.8 million to $6.9 million are scheduled quarterly beginning December 31, 2004 and continue thereafter with a final balloon payment upon maturity. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%. The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit. At September 30, 2006, the margin in effect was 0.75% for LIBOR loans, and the commitment fee in effect was 0.20% per annum. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On September 30, 2006, the Company had $58.8 million outstanding on this credit facility and was in compliance with all covenants.

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

During the nine months ended September 30, 2006, the Company made total payments of $22.3 million on its lines of credit and $15.9 million on its term loan. Additionally, the Company borrowed $14.0 million on one of its lines of credit during the nine months ended September 30, 2006. At September 30, 2006, the Company had $89.6 million available on its line of credit.

The Company has met its working capital needs through funds generated from operations and available borrowings under our lines of credit. The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2006, principally for molds and tooling, will be approximately $15.0 million.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurement. However, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscals years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the effect that this Statement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB SFAS No. 87, 88, 106 and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect that this Statement will have on the Company’s financial statements.

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

Based on the Company's interest rate exposure on variable rate borrowings at September 30, 2006, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by $29,841 per month and a five percentage point increase would increase future interest expense by $0.1 million per month. The Company determined these amounts based on approximately $35.8 million of variable rate borrowings at September 30, 2006, multiplied by 1.0% and 5.0%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

Item 1A.   Risk Factors

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

Dated this 31st day of October, 2006.

RC2 CORPORATION

By   /s/ Curtis W. Stoelting
        Curtis W. Stoelting, Chief Executive Officer

By   /s/ Jody L. Taylor
Jody L. Taylor, Chief Financial Officer
and Secretary