Form 10-K
period 2006-12-31
RC2 CORP
filed 2007-02-28
CIK 1034239

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]         Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

[    ]         Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission file number 0-22635

RC2 Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware	36-4088307
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1111 West 22nd Street, Suite 320, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 630-573-7200

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

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
Large accelerated filer [X]               Accelerated filer [   ]                 Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ___      No    X

Aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2006 (the last business day of the Registrant’s most recently completed second quarter): $771,869,168. Shares of common stock held by any executive officer or director of the Registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant’s common stock outstanding as of February 21, 2007:  21,110,772

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

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

Part I

Item 1. Business

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles, and infant products that are targeted to consumers of all ages. Our leadership position is measured by sales and brand recognition. Our infant, toddler and preschool products are marketed under our Learning Curve® family of brands which includes The First Years® by Learning Curve and Lamaze brands as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere, Nickelodeon and Sesame Street. We market our youth and adult products primarily under the Johnny Lightning® and Ertl® brands. We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific.

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

Corporate History

We are a Delaware corporation that was originally formed in April 1996 as a holding company to combine the domestic operations of a privately held Illinois corporation formed in 1989 and the operations of four affiliated foreign corporations. We were originally named Collectible Champions, Inc. In 1997, we changed our name to Racing Champions Corporation before our initial public offering. In 2002, we changed our name to Racing Champions Ertl Corporation to reflect our integration of The Ertl Company, Inc. In 2003, following our acquisition of Learning Curve International, Inc. and certain of its affiliates (collectively, LCI), we changed our name to RC2 Corporation. In addition, we changed the name of our main domestic operating subsidiary to RC2 Brands, Inc.

On June 7, 2004, with an effective date of June 1, 2004, the Company acquired substantially all of the assets of Playing Mantis, Inc. (PM) primarily consisting of the Johnny Lightning® brand. Closing consideration consisted of $17.0 million of cash, excluding transaction expenses, and 91,388 shares of the Company’s common stock. This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of PM have been included in our consolidated statements of earnings since the effective date of the acquisition.

On September 15, 2004, the Company acquired The First Years Inc. (TFY) for $156.1 million in cash, excluding transaction expenses. TFY is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Disney’s Winnie the Pooh. This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of TFY have been included in the accompanying consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with a credit facility (see Note 8 to the consolidated financial statements).

On November 3, 2006, the Company announced the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets relating to its die-cast sports collectibles product line. Closing consideration consisted of $6.9 million of cash, excluding transaction expenses. The sale was effective November 1, 2006 and the results of this sold business are presented as discontinued operations in the accompanying consolidated statements of earnings and consolidated statements of cash flows. The net proceeds of this transaction were used to pay down debt.

During December 2006, the Company made the decision to discontinue its Racing Champions®, JoyRide®, AMT® and certain Ertl® die-cast and model kit automotive collectible product lines. Discontinuing the automotive collectible product lines is consistent with the Company’s strategy to focus on sustainable, organic growth and on allocating resources to its higher growth infant and toddler products and preschool products categories. The Company plans to continue its agricultural collectibles business and continue to invest in its strategic long-term relationship with John Deere. Additionally, the Company plans to continue with its strategy to reposition its Johnny Lightning brand targeting younger consumers.

In January 2007, we changed the name of RC2 Brands, Inc., our main domestic operating subsidiary, to Learning Curve Brands, Inc., to better reflect our strategy of focusing on our Learning Curve family of infant, toddler and preschool brands.

Products

We group our products into three product categories: infant and toddler products; preschool products; and youth and adult products. During the fourth quarter of 2006, the Company reclassified its product categories and channels of distribution to be more closely aligned with its strategic direction and organization structure. This presentation is consistent with how we view our business. We provide a diverse offering of infant and toddler products, stylized toys and highly detailed, authentic replicas known for their quality workmanship. Our products currently retail from $1.79 to $599.99. We have successfully expanded our product offering, and by offering a wide range of products at varying price points, we believe our products appeal to a broad range of consumers.

The following chart summarizes our current product categories:

Category	Key Licensed Properties	Key Brands	Retail Price Range
Infant and toddler products	Lamaze	Learning Curve	$1.79 - $149.99
	Winnie the Pooh	The First Years by Learning Curve
Disney Princess
Sesame Street
American Red Cross
Soothie

Preschool products	Thomas & Friends	Learning Curve	$4.99 - $599.99
	Bob the Builder	Take Along by Learning Curve
John Deere
Nickelodeon

Youth and adult products	John Deere	Johnny Lightning	$2.99 - $175.00
	Case New Holland	Ertl

Infant and toddler products. This category includes a wide range of infant and toddler products related to feeding, care, safety and play. Products in this category include:

•	Learning Curve's Lamaze infant toys with features that encourage developmental and interactive play; and

•	The First Years by Learning Curve, a full line of feeding, care, safety and play products for infants and toddlers, including the Take & Toss® and Soothie product lines.

In 2006, we introduced the Soothie bottles product line under The First Years by Learning Curve brand. These bottles offer the same shaped, medical grade silicone nipple as those used on Soothie pacifiers. Additionally, we expanded the Take & Toss toddler self-feeding system under The First Years by Learning Curve brand. The Take & Toss product line includes sippy and straw cups, plates, bowls and feeding accessories.  In 2006, we added licensed properties such as Thomas & Friends, Bob the Builder, The Wiggles, Barney, Sesame Street, Disney Princess, Winnie the Pooh, Spiderman, Finding Nemo and Cars to our Take & Toss product line. In late 2006, we introduced a line of The First Years by Learning Curve healthcare products associated with the American Red Cross licensed property.

In 2007, we plan to introduce a new look for Lamaze, featuring new colors and patterns. We also plan to launch a new play line featuring the Winnie the Pooh licensed property. Under The First Years by Learning Curve brand, we plan to expand distribution of our new Clean Air Odor Free™ diaper disposal system which utilizes a carbon filter/fan system to both trap and eliminate odors. We also plan to introduce a portable infant glider and a retractable gate under The First Years by Learning Curve brand. Additionally, we plan to broaden our Take & Toss product line to include feeding sets featuring our most popular licensed properties.

Preschool products. This category includes product lines that are marketed to parents, grandparents, caregivers and giftgivers of preschool-aged children. Products in this category are marketed under our Learning Curve brand and include:

•	Thomas & Friends Wooden Railway, wooden engines, vehicles, destinations and playsets;

•	Bob the Builder Project: Build It characters, vehicles, playsets and role-play toys;

•
Take Along by Learning Curve die-cast vehicles and playsets designed around licensed properties such as Thomas & Friends, Bob the Builder, Big Foot Presents Meteor and the Mighty Monster Trucks, as well as several characters featured on popular Nickelodeon television shows;

•	Play Town classic wooden figures, vehicles, buildings and playsets;

•	John Deere farm, construction and role-play activity toys; and

•	Ride-ons featuring the John Deere, Thomas & Friends and Bob the Builder licensed properties.

In 2006, we expanded the distribution of our ride-ons. Additionally in 2006, we introduced new radio-controlled vehicles under the Bob the Builder and John Deere licensed properties.

In 2007, we plan to introduce our Play Town from Learning Curve product line which offers characters, vehicles, buildings and playsets for open-ended, classic and creative play for toddlers and preschoolers. We also plan to expand our Take Along by Learning Curve line to include popular Nickelodeon television characters such as Dora the Explorer, Go Diego Go!, The Backyardigans, Blue’s Clues and SpongeBob SquarePants.

Youth and adult products. This category includes product lines that are marketed to older boys and adult collectors. Products in this category include:

•	Johnny Lightning toy and radio-controlled vehicles; and

•	Ertl, collectible and toy vintage and modern tractors, farm implements and construction vehicles of major original equipment manufacturers (OEMs) such as John Deere and Case New Holland.

In 2007, we plan to reposition the Johnny Lightning product line featuring a new logo, packaging and product design targeting younger consumers. Under the Johnny Lightning brand, we plan to introduce Lightning Wheels, a line of fantasy vehicles with tires that illuminate.  Additionally, we plan to introduce two new radio-controlled product lines,  V-Bot™ and Battle Wheels™.  The V-Bot product line features a fully funtional radio-controlled vehicle that transforms into a robot.  The Battle Wheels product line features radio-contolled battling action figures on wheels.

Licenses

We market a significant portion of our products with licenses from other parties. We have license agreements with entertainment, publishing and media companies; automotive and truck manufacturers; agricultural and construction vehicle and equipment manufacturers; among others.  A significant element of our strategy depends on our ability to identify and obtain licenses for recognizable and respected brands and properties. Our licenses reinforce our brands and establish our products’ authenticity, credibility and quality with consumers, and in some cases, provide for new product development opportunities and expand distribution channels. Our licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis. For the year ended December 31, 2006, net sales of the Company’s products with the licensed properties of Thomas & Friends and John Deere each accounted for more than 10.0% of total net sales. No other licensed property accounted for more than 10.0% of our total net sales for the year ended December 31, 2006. As of December 31, 2006, approximately 69.7% of our licenses required us to make minimum guaranteed royalty payments whether or not we meet specific sales targets. Aggregate future minimum guaranteed royalty payments as of December 31, 2006, are $50.7 million, with the individual license minimum guarantees ranging from $1.00 to $20.9 million. Royalty expense related to licenses with minimum guarantees for the year ended December 31, 2006 was $32.6 million. We are a party to over 500 license agreements, approximately 400 of which are actively used in our current product lines, with terms generally of two to three years. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability. Over the next two years, license agreements in connection with several of our key licensed properties, including licenses for certain Winnie the Pooh, Disney Princess, Finding Nemo, Bob the Builder, Ford Motor Company and DaimlerChrysler Corporation products, are scheduled to expire. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses.

Channels of Distribution

Our products are available through more than 25,000 retail outlets located in North America, Europe, Australia and Asia Pacific. We market our products through multiple channels of distribution in order to maximize our sales opportunities for our broad product offering. Products with lower price points are generally sold in chain retailer channels, and products with higher prices are typically sold in hobby, collector and independent toy stores and through wholesalers and OEM dealers. We believe we have a leading position in multiple distribution channels and that this position extends the reach of our products to consumers and mitigates the risk of concentration by channel or customer.

Chain retailers. Our products marketed through this channel are targeted predominately at price conscious end-users. As a result, the majority of our products marketed through this channel are designed to span lower price points and generally retail for less than $30.00. Customers included in this channel have more than ten retail locations and can include a wide range of retailers, such as book, farm and ranch, automotive and craft/hobby stores, as well as the national discount retailers. Key customers in our chain retailer channel include Wal-Mart, Toys “R” Us/Babies “R” Us, Target, Kohl’s, Tractor Supply Company and Michaels Stores, Inc. Sales in 2006 to chain retailers were 68.0% of our net sales.

Specialty retailers, wholesalers and OEM dealers. We sell many of the products available at chain retailers as well as higher priced products with special features to specialty retailers, wholesalers and OEM dealers, which comprised 29.2% of our net sales in 2006. Additionally, we often sell licensed products to the licensing OEM’s dealer network. OEM licensing partners benefit from our OEM dealer sales through the opportunity to receive royalties from additional product sales through the OEM’s dealer network. We often provide OEM dealers with a short-term exclusivity period in which the OEM dealers have the opportunity to purchase new products for a short period (generally 90 to 360 days) before the products become available through other distribution channels. We reach these customers directly through our internal telesales group and business-to-business website located at www.myRC2.com and through specialty sales representatives. Key customers in our specialty retailers, wholesalers and OEM dealers channel include Learning Express, All Aboard Toys, Horizon Hobby, John Deere and Case New Holland.

Corporate promotional, direct to consumers and other. We make certain products available to corporate promotional accounts and to consumers through company stores and our websites located at www.diecastexpress.com and www.learningcurveshop.com. Individual products sold directly to consumers sell at prices similar to those found at retailers, hobby stores and OEM dealers. Sales through this channel constituted 2.8% of our net sales in 2006.

Trademarks

We have registered several trademarks with the U.S. Patent and Trademark Office, including the trademarks RC2®, Learning Curve®, The First Years®, Johnny Lightning®, Ertl® and Take & Toss®. A number of these trademarks are also registered in foreign countries. We believe our trademarks hold significant value, and we plan to build additional value through increased consumer awareness of our many other trade names and trademarks.

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

Our internal sales force is supplemented by external sales representative organizations. These external sales representative organizations provide more frequent customer contact and solicitation of the national, regional and specialty retailers and supported 30.2% of our net sales in 2006. External sales representatives generally earn commissions of 1.0% to 12.0% of the net sales price from their accounts. Their commissions are unaffected by the involvement of our internal sales force with a customer or sale.

The Company maintains a business-to-business website under the name www.myRC2.com. This website, targeted at smaller volume accounts, allows qualified customers to view new product offerings, place orders, check open order shipping status and review past orders. We believe that www.myRC2.com leverages our internal sales force and customer service group by providing customers with greater information access and more convenient ordering capability.

Our marketing programs are directed toward adult collectors, parents and children, current consumers and potential new consumers who fit the demographic profile of our target market. Our objectives include increasing awareness of our product offerings and brand names, as well as executing consumer promotions. We utilize the following media vehicles in our marketing plans:

•
Advertising. We place print advertisements in publications with high circulation and targeted penetration in key vertical categories such as parenting, gift and hobby. We run commercials on a selective basis on television programs that target key consumers.

•
Digital Marketing. The Internet and other digital media are an increasingly important part of our marketing plan because consumers have quickly adopted the Internet as a preferred way to communicate with others about their product preferences and purchases. Our websites, www.learningcurve.com, www.johnnylightning.com and www.ertl.com, highlight our products, list product release dates and collect market data directly from consumers. We also gather consumer information through consumer letters, e-mails, telephone calls, product surveys and focus groups.

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

Competition

We compete with several large domestic and foreign companies, such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers and with other producers of toys, infant products and collectibles. Competition in the distribution of our products is intense, and the principal methods of competition consist of product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements for existing and new products to be sold through specific distribution channels or retail outlets. We believe that our competitive strengths include our knowledge of the markets we serve, our ability to bring products to market rapidly and efficiently, our dedicated and integrated suppliers, our multiple channels of distribution, our well-known brands supported by respected licenses, our diversified product categories and our established and loyal consumer base. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we have.

Production

We believe we are an industry leader in bringing new products to market rapidly and efficiently. Our integrated design and engineering expertise, extensive library of product designs, molds and tools and dedicated suppliers enable us to be first to market with many innovative products.

Far east product sourcing. We have operations in Kowloon, Hong Kong and in the RC2 Industrial Zone in Dongguan City, China and employ 272 people in Hong Kong and China who oversee the sourcing of the majority of our products. This group assists our suppliers in sourcing raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from China.

Far east production. All of our products are manufactured in China, except for certain plastic ride-ons, certain infant products and certain apparel items. Our China-based product sourcing accounted for 91.8% of our product purchases in 2006. We primarily use seven third-party, dedicated suppliers who manufacture only our products in eight factories, three of which are located in the RC2 Industrial Zone. The RC2 Industrial Zone is the name of a factory complex developed in 1997 and located in Dongguan City, China (approximately 50 miles from Hong Kong) where three of our third-party, dedicated suppliers operate three freestanding factory facilities. Most of our third-party, dedicated suppliers have been supplying us for more than ten years. These seven third-party, dedicated suppliers produced 47.9% of our China-based product purchases in 2006. In order to supplement our third-party, dedicated suppliers, we use several other suppliers in China. All products are manufactured to our specifications using molds and tooling that we own. These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production. We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers. We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts.

Die-casting. All of our die-cast products are manufactured in China. Die-casting for our products involves the use of custom molds to shape melted zinc alloy into our die-cast products. Our suppliers purchase zinc alloy and conduct the die-cast manufacturing process at their facilities.

Domestic production. The production of certain plastic ride-ons, certain infant products, and certain apparel items is completed primarily by U.S.-based suppliers. We create the product design and specifications and coordinate the manufacturing activities. We generally prefer to coordinate the production of these products through a limited number of suppliers and believe that a number of alternate suppliers are available.

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

Product safety. Our products are designed, manufactured, packaged and labeled to conform with all safety requirements under U.S. federal and other applicable laws and regulations, industry developed voluntary standards and product specific standards, and are periodically reviewed and approved by independent safety testing laboratories. We carry product liability insurance coverage with a limit of over $60.0 million per occurrence.

Logistics. We own a distribution facility in Dyersville, Iowa, lease distribution facilities in Rochelle, Illinois, and Australia, and use independent warehouses in California, Illinois, Canada, the United Kingdom, Belgium, Germany and Australia.

Seasonality

We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 61.6% of our net sales for the three years ended December 31, 2006, were generated in the second half of the year, with September, October and November being the largest shipping months. As a result, consistent with industry practice, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Customers

We derive a significant portion of our sales from some of the world’s largest retailers. Our top five customers accounted for 39.3%, 48.7% and 51.8% of our net sales in 2004, 2005 and 2006, respectively. Wal-Mart, our largest customer, accounted for 13.4% and 16.3% of our net sales in 2005 and 2006, respectively. Toys “R” Us/Babies “R” Us accounted for 10.9%, 15.1% and 14.8% of our net sales in 2004, 2005 and 2006, respectively. Target accounted for 12.0% and 13.1% of our net sales in 2005 and 2006, respectively. Other than Toys “R” Us/Babies “R” Us, Wal-Mart and Target, no customer accounted for more than 10.0% of our net sales in 2005 or 2006. Other than Toys “R” Us/Babies “R” Us, no customer accounted for more than 10.0% of our net sales in 2004. Many of our retail customers generally purchase large quantities of our product on credit, which may cause a concentration of accounts receivable among some of our largest customers.

Employees

As of December 31, 2006, we had 821 employees, 44 of whom were employed part-time. We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within RC2. A collective bargaining agreement covers 116 of our employees, all of whom work in the distribution facility in Dyersville, Iowa. We consider our employee relations to be good. Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

Available Information

We maintain our corporate website at www.rc2.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the Commission), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information on our website is not part of this report. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.

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

The introduction of new products is critical in our industry and to our growth strategy. Our business depends on our ability to continue to conceive, design and market new products and upon continuing market acceptance of our product offerings. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or what new products will be successful. Our current products may not continue to be popular or new products that we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Competition for licenses could increase our licensing costs or limit our ability to market products.

We market a significant portion of our products with licenses from other parties. These licenses are limited in scope and duration and generally authorize the sale of specific licensed products on a nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability. For the year ended December 31, 2006, net sales of the Company’s products with the licensed properties of Thomas & Friends and John Deere each accounted for more than 10.0% of the Company’s total net sales. Over the next two years, license agreements in connection with several key licensed properties, including licenses for certain Winnie the Pooh, Disney Princess, Finding Nemo, Bob the Builder, Ford Motor Company and DaimlerChrysler Corporation products, are scheduled to expire. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. For example, in 2006 we entered into two new license agreements with HIT Entertainment with respect to certain Thomas & Friends product lines which increased royalties and minimum guarantee payments starting in 2007. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

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

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths. We acquired LCI effective February 28, 2003, PM effective June 1, 2004, and TFY effective September 15, 2004. The integration of acquired companies and their operations into our operations involves a number of risks including:

•	the acquired business may experience losses that could adversely affect our profitability;
•	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
•	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
•	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
•	difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;
•	diversion of management’s attention could impair their ability to effectively manage our business operations; and
•	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

Additionally, to finance our strategic acquisitions, we have borrowed funds under our credit facility and we may borrow additional funds to complete future acquisitions. This debt leverage could adversely affect our profit margins and limit our ability to capitalize on future business opportunities. A portion of our borrowing capacity is also subject to fluctuations in interest rates.

We depend on the continuing willingness of chain retailers to purchase and provide shelf space for our products.

In 2006, we sold 68.0% of our products to chain retailers. Our success depends upon the continuing willingness of these retailers to purchase and provide shelf space for our products. We do not have long-term contracts with our customers. In addition, our access to shelf space at retailers may be reduced by store closings, consolidation among these retailers and competition from other products. An adverse change in our relationship with or the financial viability of one or more of our customers could reduce our net sales and profitability.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers. Our profitability may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell. We maintain credit insurance for some of our major customers, and the amount of this insurance generally does not cover the total amount of the accounts receivable. At December 31, 2005 and 2006, our credit insurance covered 7.2% and 6.3%, respectively, of our gross accounts receivable. Insurance coverage for future sales is subject to reduction or cancellation.

We rely on a limited number of foreign suppliers in China to manufacture a majority of our products.

We rely on seven third-party, dedicated suppliers in China to manufacture a majority of our products in eight factories, three of which are located in close proximity to each other in the RC2 Industrial Zone manufacturing complex in China. Our China-based product sourcing accounted for 91.8% of our product purchases in 2006. The seven third-party, dedicated suppliers who manufacture only our products accounted for 47.9% of our China-based product purchases in 2006. We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts. Because we rely on these suppliers for flexible production and have integrated these suppliers with our development and engineering teams, if these suppliers do not continue to manufacture our products exclusively, our product sourcing would be adversely affected. Difficulties encountered by these suppliers such as fire, accident, natural disaster or an outbreak of a contagious disease at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. Any of these risks could increase our expenses or reduce our net sales.

Increases in the cost of the raw materials used to manufacture our products could increase our cost of sales and reduce our gross margins.

Since our products are manufactured by third-party suppliers, we do not directly purchase the raw materials used to manufacture our products. However, the prices we pay our suppliers may increase if their raw materials, labor or other costs increase. We may not be able to pass along such price increases to our customers. As a result, increases in the cost of raw materials, labor or other costs associated with the manufacturing of our products could increase our cost of sales and reduce our gross margins. For example, increases in the price of zinc, a key component in die-cast products, and increased costs in China, primarily for labor, reduced our gross margins in 2006 and may continue to reduce our gross margins in 2007.

Currency exchange rate fluctuations could increase our expenses.

Our net sales are primarily denominated in U.S. dollars, with 15.5% of our net sales in 2006 denominated in British pounds sterling, Australian dollars, Euros or Canadian dollars. Our purchases of finished goods from Chinese manufacturers are denominated in Hong Kong dollars. Expenses for these manufacturers are denominated in Chinese Renminbi. As a result, any material increase in the value of the Hong Kong dollar or the Renminbi relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States.  Historically, we have not hedged our foreign currency risk.

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

Any of these risks could disrupt the supply of our products or increase our expenses. The cost of compliance with trade and foreign tax laws increases our expenses, and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs.

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

A securities class action lawsuit was filed against us in 2000 following a decline in the trading price of our common stock from $17.00 per share on June 21, 1999, to $6.50 per share on June 28, 1999. We settled this lawsuit in 2002 with a $1.8 million payment, covered by insurance, after incurring legal costs of $1.0 million that were not covered by insurance. Future volatility in the price of our common stock may result in additional securities class action lawsuits against us, which may require that we pay substantial damages or settlement costs in excess of our insurance coverage and incur substantial legal costs, and which may divert management’s attention and resources from our business.

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

Section 203 of the Delaware General Corporation Law prohibits a merger, consolidation, asset sale or other similar business combination between RC2 and any stockholder of 15% or more of our voting stock for a period of three years after the stockholder acquires 15% or more of our voting stock, unless (1) the transaction is approved by our board of directors before the stockholder acquires 15% or more of our voting stock, (2) upon completing the transaction the stockholder owns at least 85% of our voting stock outstanding at the commencement of the transaction, or (3) the transaction is approved by our board of directors and the holders of 66 2/3% of our voting stock, excluding shares of our voting stock owned by the stockholder.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2006, our facilities were as follows:

Description	Square Feet	Location	Lease Expiration
Corporate headquarters	27,050	Oak Brook, IL	April 2013
Learning Curve Brands, Inc. warehouse	400,000	Rochelle, IL	November 2019
Learning Curve Brands, Inc. office and warehouse	368,000	Dyersville, IA	Owned
Learning Curve Brands, Inc. warehouse	166,000	Dyersville, IA	Owned
Learning Curve Brands, Inc. office	21,650	Stoughton, MA	August 2010
Learning Curve Brands, Inc. showroom	9,240	New York, NY	April 2009
Learning Curve Brands, Inc. office (1)	6,844	Chicago, IL	May 2007
Learning Curve Brands, Inc. company store	5,500	Oakbrook Terrace, IL	July 2010
Learning Curve Brands, Inc. office	2,755	Bentonville, AR	October 2008
Learning Curve Brands, Inc. office	1,932	Huntington Beach, CA	May 2007
Learning Curve Brands, Inc. storage	1,250	Stoughton, MA	May 2007
Learning Curve Brands, Inc. office (1)	1,100	Bentonville, AR	February 2007
Learning Curve Brands, Inc. office	938	Edina, MN	August 2009
Learning Curve Brands, Inc. office	495	Danbury, CT	March 2007
Learning Curve Brands, Inc. office	108	Kansas City, MO	May 2007
RC2 Industrial Zone quarters	44,867	Dongguan City, China	March 2008
RC2 Industrial Zone quarters	25,478	Dongguan City, China	August 2008
RC2 Industrial Zone office, warehouse and storage	61,398	Dongguan City, China	March 2008
RC2 Industrial Zone office	806	Dongguan City, China	August 2008
Hong Kong office	10,296	Kowloon, Hong Kong	July 2008
Racing Champions International Limited office	8,419	Exeter, United Kingdom	October 2013
Racing Champions International Limited office and showroom	2,035	Thatcham, United Kingdom	August 2011
Racing Champions International Limited office	667	Saint Germain en Laye, France	December 2012
Racing Champions International Limited office	603	Laren, Holland	December 2010
RC2 Canada Corporation warehouse (2)	47,000	Concord, Ontario	May 2010
RC2 Canada Corporation office (1)	2,220	New Market, Ontario	January 2007
RC2 Deutschland GmbH office	2,184	Marsdof, Germany	December 2007
RC2 Australia, Pty. Ltd. office and warehouse	49,127	Mount Waverly, Victoria, Australia	December 2009

(1)	This facility is no longer being used in our operations. We will allow the lease to expire.
(2)	As of January 1, 2004, the Canadian warehouse was no longer being used in our operations and has been subsequently sublet.

Item 3. Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “RCRC.” The following table sets forth the high and low closing sales prices for our common stock as reported by NASDAQ for the periods indicated.

2005:	High	Low
First Quarter	$34.64	$28.56
Second Quarter	38.40	31.82
Third Quarter	41.27	33.24
Fourth Quarter	$37.26	$31.90

2006:	High	Low
First Quarter	$40.18	$34.10
Second Quarter	39.75	34.38
Third Quarter	38.85	31.28
Fourth Quarter	$45.11	$33.66

As of December 31, 2006, there were approximately 142 holders of record of our common stock. We believe the number of beneficial owners of our common stock on that date was substantially greater.

Dividend Policy

We have not paid any cash dividends on our common stock. We intend to retain any earnings for use in operations to repay indebtedness and for expenses of our business, and therefore, we do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement prohibits the Company from declaring or paying any dividends on any class or series of our capital stock. This prohibition will apply as long as any credit is available or outstanding under the credit agreement that currently has a maturity date of September 14, 2008.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements, the notes to those statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of earnings for the years ended December 31, 2004, 2005 and 2006, and the consolidated balance sheet data as of December 31, 2005 and 2006, are derived from our audited consolidated financial statements included elsewhere herein. The consolidated statements of earnings for the years ended December 31, 2002 and 2003, and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004, are derived from our audited consolidated financial statements, as adjusted for discontinued operations, that are not included herein.

	Year Ended December 31,
	2002	2003	2004	2005	2006
Consolidated Statements of Earnings:	(in thousands, except per share data)
Net sales	$198,790	$296,689	$367,687	$492,766	$518,829
Cost of sales (1)	96,612	142,918	186,813	252,935	275,754
Restructuring charge related to discontinued automotive collectibles	—	—	—	—	1,872
Gross profit	102,178	153,771	180,874	239,831	241,203
Selling, general and administrative expenses (1)	64,591	100,385	121,785	150,381	155,180
Amortization of intangible assets	—	30	94	1,385	1,149
Impairment of intangible assets	—	327	4,318	—	—
Gain on sale of W. Britain product line	—	—	—	(1,953)	—
Restructuring charge related to discontinued automotive collectibles	—	—	—	—	12,631
Operating income	37,587	53,029	54,677	90,018	72,243
Interest expense, net	1,836	3,477	4,063	5,983	3,465
Other (income) expense	(603)	(145)	(508)	146	530
Income from continuing operations before income taxes	36,354	49,697	51,122	83,889	68,248
Income tax expense	14,327	13,904	18,755	31,153	24,478
Income from continuing operations	22,027	35,793	32,367	52,736	43,770
Income (loss) from discontinued operations, net of tax	2,718	2,624	1,611	394	(9,676)
Net income	$24,745	$38,417	$33,978	$53,130	$34,094
Basic earnings per common share:
Income from continuing operations	$1.38	$2.10	$1.73	$2.56	$2.09
Income (loss) from discontinued operations	0.17	0.15	0.09	0.02	(0.46)
Net income	$1.55	$2.25	$1.82	$2.58	$1.63
Diluted earnings per common share:
Income from continuing operations	$1.31	$1.98	$1.64	$2.45	$2.04
Income (loss) from discontinued operations	0.16	0.14	0.08	0.02	(0.45)
Net income	$1.47	$2.12	$1.72	$2.47	$1.59
Weighted average shares outstanding:
Basic	15,981	17,060	18,687	20,613	20,884
Diluted	16,829	18,105	19,761	21,532	21,377

	As of December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Working capital	$49,540	$70,471	$112,931	$113,286	$129,602
Total assets	236,287	381,829	585,748	629,736	614,640
Total debt	8,000	85,000	131,250	82,647	22,438
Total stockholders’ equity	$170,881	$225,299	$346,762	$398,951	$451,926

(1) Depreciation expense was $8.9 million, $11.9 million, $15.3 million, $14.4 million and $14.1 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

General Note: Results for 2003 include the results of LCI from March 1, 2003. Results for 2004 include the results of PM from June 1, 2004, and TFY from September 16, 2004. As these acquisitions were accounted for using the purchase method of accounting, periods prior to the acquisition effective dates do not include any results for LCI, PM or TFY. Discontinued operations include the results from our collectible trading card business and die-cast sports collectibles product line, which were disposed of in connection with the sale of RC2 South, Inc. effective November 1, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles, and infant products that are targeted to consumers of all ages. We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific. Our product categories include (i) infant and toddler products, (ii) preschool products and (iii) youth and adult products. We market a significant portion of our products with licenses from other parties, and we are currently a party to over 500 license agreements, approximately 400 of which are actively used in our current product lines.

Sales. Our sales are primarily derived from the sale of infant and toddler products, preschool products and youth and adult products and are recognized upon transfer of title of product to our customers. We market our products through a variety of distribution channels, including chain retailers; specialty retailers, wholesalers and OEM dealers; and corporate promotional, direct to consumer and other. For the years ended December 31, 2004, 2005 and 2006, sales to chain retailers comprised 54.3%, 63.8% and 68.0%, respectively, of our net sales.

Our products are marketed and distributed in North America, Europe, Australia and Asia Pacific. International sales, defined as sales outside of North America, constituted 13.8%, 14.5% and 16.7% of our net sales for the years ended December 31, 2004, 2005 and 2006, respectively. We expect international sales to increase over the next several years as we expand our geographic reach. Our net sales have not been materially impacted by foreign currency fluctuations.

We derive a significant portion of our sales from some of the world’s largest retailers. Our top five customers accounted for 39.3%, 48.7% and 51.8% of our net sales in 2004, 2005 and 2006, respectively. Wal-Mart, our largest customer accounted for 13.4% and 16.3% of our net sales in 2005 and 2006, respectively. Toys “R” Us/Babies “R” Us accounted for 10.9%, 15.1% and 14.8% of our net sales in 2004, 2005 and 2006, respectively. Target accounted for 12.0% and 13.1% of our net sales in 2005 and 2006, respectively. In 2004, other than Toys “R” Us/Babies “R” Us, no customer accounted for more than 10.0% of our net sales. Other than Toys “R” Us/Babies “R” Us, Wal-Mart and Target, no customer accounted for more than 10.0% of our net sales in 2005 or 2006.

We provide certain customers the option to take delivery of our products in the United States, United Kingdom, Australia, Canada, Belgium or Germany with credit terms generally ranging from 30 to 90 days or directly in China with payment made by irrevocable letter of credit or wire transfer. We generally grant price discounts on direct sales from China resulting in lower gross margins. However, shipments direct from China lower our distribution and administrative costs, so we believe that our operating income margin is comparable for products delivered in China versus products shipped in the United States, United Kingdom, Australia, Canada, Belgium or Germany. For the years ended December 31, 2004, 2005 and 2006, direct sales from China constituted 13.5%, 10.5% and 14.7%, respectively, of our net sales.

We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually. Returns and allowances on an annual basis have ranged from 5.2% to 6.4% of our net sales over the last three years.

Expenses. Our products are manufactured by third-parties, principally located in China. Cost of sales primarily consists of purchases of finished products, which accounted for 79.5%, 81.7% and 82.5% of our cost of sales in 2004, 2005 and 2006, respectively. The remainder of our cost of sales primarily includes tooling depreciation, freight-in from suppliers, concept and design expenses, employee compensation and expense related to stock-based payment arrangements. Substantially all of our purchases of finished products from the Far East are denominated in Hong Kong dollars, and therefore, subject to currency fluctuations. Historically, we have not incurred substantial exposure due to currency fluctuations because since 1983 the Hong Kong government has maintained a policy of linking the Hong Kong dollar and the U.S. dollar. A future increase in the value of the Hong Kong dollar relative to the U.S. dollar may increase our cost of sales and decrease our gross margins.

Additionally, if our suppliers experience increased raw materials, labor or other costs and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease. For example, increases in the price of zinc, a key component in die-cast products, and increased costs in China, primarily for labor, reduced our gross margins in 2006 and may continue to reduce our gross margins in 2007.

Our quarterly gross margins can also be affected by the mix of product that is shipped during each quarter. Our infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins than our preschool products and youth and adult products categories. Additionally, individual product lines within each category carry gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.

Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing expenses, freight-out to customers, sales commissions and expense related to stock-based payment arrangements. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. In 2006, aggregate royalties by product ranged from approximately 1.0% to 19.0% of our net sales price. Royalty expense was approximately 8.0%, 6.6% and 7.4% of our net sales for the years ended December 31, 2004, 2005 and 2006, respectively. In 2006, we signed two new license agreements with HIT Entertainment with respect to certain Thomas & Friends product lines. Based on the new agreements, we expect our total pre-tax licensing cost, net of expected price increases and margin improvements, for these Thomas & Friends licenses will increase by approximately $4.0 million in 2007 when compared to 2006. Sales commissions ranged from approximately 1.0% to 12.0% of the net sales price and are generally paid quarterly to our external sales representative organizations. Sales subject to commissions represented 32.1%, 31.1% and 30.2% of our net sales for the years ended December 31, 2004, 2005 and 2006, respectively. Sales commission expense was 1.6%, 1.3% and 1.2% of our net sales for the years ended December 31, 2004, 2005 and 2006, respectively.

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

In order to support our new product launches and to build consumer awareness of our owned brands, we are planning new investment spending of approximately $9 million in 2007. We estimate that $5 million to $7 million of this amount will be expensed in 2007. This spending will be focused on key strategic plan initiatives including on-line, digital and traditional consumer marketing and building and launching owned brands.

Seasonality. We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry. Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season. Approximately 61.6% of our net sales for the three years ended December 31, 2006, were generated in the second half of the year. As a result, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Results of Operations
	Year Ended December 31,
	2004		2005		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except per share data)
Net sales	$367,687	100.0%	$492,766	100.0%	$518,829	100.0%
Cost of sales	186,813	50.8	252,935	51.3	275,754	53.1
Restructuring charge related to discontinued automotive collectibles	—	—	—	—	1,872	0.4
Gross profit	180,874	49.2	239,831	48.7	241,203	46.5
Selling, general and administrative expenses	121,785	33.1	150,381	30.5	155,180	29.9
Amortization of intangible assets	94	—	1,385	0.3	1,149	0.3
Impairment of intangible assets	4,318	1.2	—	—	—	—
Gain on sale of W. Britain product line	—	—	(1,953)	(0.4)	—	—
Restructuring charge related to discontinued automotive collectibles	—	—	—	—	12,631	2.4
Operating income	54,677	14.9	90,018	18.3	72,243	13.9
Interest expense, net	4,063	1.1	5,983	1.2	3,465	0.7
Other (income) expense	(508)	(0.1)	146	—	530	0.1
Income from continuing operations before income taxes	51,122	13.9	83,889	17.1	68,248	13.1
Income tax expense	18,755	5.1	31,153	6.3	24,478	4.7
Income from continuing operations	32,367	8.8	52,736	10.8	43,770	8.4
Income (loss) from discontinued operations, net of tax	1,611	0.4	394	—	(9,676)	(1.9)
Net income	$33,978	9.2%	$53,130	10.8%	$34,094	6.5%

Basic earnings per common share:
Income from continuing operations	$1.73		$2.56		$2.09
Income (loss) from discontinued operations	0.09		0.02		(0.46)
Net income	$1.82		$2.58		$1.63
Diluted earnings per common share:
Income from continuing operations	$1.64		$2.45		$2.04
Income (loss) from discontinued operations	0.08		0.02		(0.45)
Net income	$1.72		$2.47		$1.59
Weighted average shares outstanding:
Basic	18,687		20,613		20,884
Diluted	19,761		21,532		21,377

Operating Highlights

Net sales for the year ended December 31, 2006, increased 5.3%. Gross margin decreased to 46.5% for 2006 from 48.7% for 2005. Selling, general and administrative expenses as a percentage of net sales decreased to 29.9% for 2006 from 30.5% for 2005. Operating income decreased to $72.2 million for 2006 compared to $90.0 million for 2005. As a percentage of net sales, operating income decreased to 13.9% for 2006 from 18.3% for 2005.

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” For periods ended prior to January 1, 2006, pursuant to APB Opinion No. 25, no stock-based employee compensation expense was recognized by the Company and, under the modified prospective method pursuant to SFAS No. 123R, results for the prior periods have not been restated. Operating income for the year ended December 31, 2006 includes $3.9 million in compensation expense for stock options as a result of the Company’s adoption of SFAS No. 123R which negatively impacted diluted earnings per share from continuing operations by $0.11. Results for the years ended December 31, 2004 and 2005 do not include compensation expense for stock options.

Effective November 1, 2006, the Company sold all of the issued and outstanding capital stock of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line. Closing consideration consisted of $6.9 million of cash, excluding transaction expenses. The sale of the Company’s trading card business and sports collectibles product line is consistent with the Company's strategic focus to achieve sustainable organic growth and to concentrate its efforts on its higher growth infant and toddler products and preschool products categories. The transaction was effective November 1, 2006 and the results of this sold business are presented as discontinued operations in the accompanying consolidated statements of earnings and consolidated statements of cash flows. A loss on the sale of $11.4 million, net of income tax benefit, was recognized on this sales transaction. The loss is presented in income (loss) from discontinued operations, net of tax, on the accompanying consolidated statement of earnings for the year ended December 31, 2006.

During December 2006, the Company made the decision to discontinue its Racing Champions, JoyRide, AMT and certain Ertl die-cast and model kit automotive collectible product lines. As a result of discontinuing certain of these product lines, the Company recorded a non-cash restructuring charge of $14.5 million, or $9.1 million net of estimated income tax benefits, or $0.42 per diluted share, to write-off undepreciated tooling costs and unamortized intangible assets and to provide inventory and royalty reserves.

Results for 2005 were negatively impacted by a tax charge of $0.5 million incurred as a result of repatriation of foreign earnings and by additional depreciation expense of $0.8 million, or $0.5 million net of income tax benefit, for tooling on discontinued product lines. These negative impacts were offset by a gain of $2.0 million, or $1.2 million net of income tax expense, on the sale of the W. Britain product line and an income tax benefit of $0.7 million due to a reduction of income tax accruals stemming from the resolution of specific outstanding state and foreign tax issues. The combined impact of these charges positively impacted diluted earnings per share for the year ended December 31, 2005, by $0.05 per diluted share.

Results for 2004 were negatively impacted by the Company’s decision to discontinue certain low-performing product lines as well as its distribution at NASCAR trackside sales events. In 2004, the Company recorded a non-cash impairment charge of $4.3 million, or $2.7 million net of income tax benefits, to write-off intangible license and trademark assets recorded at the time of the Learning Curve acquisition. In addition, charges to write-off undepreciated tooling and fixed assets and to provide inventory and royalty reserves related to the discontinued product lines and trackside sales distribution totaled $4.2 million, or $2.7 million net of income tax benefits. The Company also recorded an adjustment to the income tax provision of $0.6 million in 2004. The combined impact of these charges on the Company’s diluted earnings per share was $0.30 for the year ended December 31, 2004.

Results for 2004 include PM from June 1, 2004, and TFY from September 16, 2004.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Net sales. Net sales increased $26.0 million, or 5.3%, to $518.8 million for 2006 from $492.8 million for 2005. Net sales increased in our infant and toddler products and preschool products categories, but these increases were partially offset by a decrease in our youth and adult products category.

Net sales in our preschool products category increased 14.7% primarily attributable to the Thomas & Friends, Bob the Builder and John Deere ride-on and toy vehicles product lines. Net sales in our infant and toddler products category increased 9.8% primarily attributable to The First Years’ Take & Toss toddler self-feeding system, Soothie bottle system and Learning Curve’s Lamaze infant toys. Net sales in our youth and adult products category decreased 14.4% primarily due to continued softness in the collectibles market.

Actual net sales for 2006, excluding $37.4 million in net sales of sold and discontinued product lines, were $481.4 million, an increase of 12.0% when compared to 2005 actual net sales, excluding $62.9 million in net sales of sold and discontinued product lines, of $429.9 million. Management has provided this non-GAAP financial information so that investors can more easily compare financial performance of the Company's current business operations from period to period. A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2006 actual	$518.8
Deduct: sold and discontinued product lines	37.4
$481.4

2005 actual	$492.8
Deduct: sold and discontinued product lines	62.9
$429.9

Gross profit. Gross profit increased $1.4 million, or 0.6%, to $241.2 million for 2006 from $239.8 million for 2005. However, the gross profit margin, as a percentage of net sales, decreased to 46.5% for 2006 compared to 48.7% for 2005.  This decrease was primarily due to a less favorable product and distribution mix, higher product costs, especially in die-cast products, and increasing costs in China, primarily for labor, than that experienced in 2005.  In addition, the 2006 gross profit was negatively impacted by the $1.9 million restructuring charge related to the discontinuance of the automotive collectible product lines. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.8 million, or 3.2%, to $155.2 million for 2006 from $150.4 million for 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 29.9% for 2006 from 30.5% for 2005. Selling, general and administrative expenses for the year ended December 31, 2006 include $3.9 million of compensation expense for stock options. Results for the year ended December 31, 2005 do not include compensation expense for stock options.  Pro forma compensation expense for stock options for the year ended December 31, 2005 was $3.3 million.

Operating income. Operating income decreased to $72.2 million for 2006 from $90.0 million for 2005. As a percentage of net sales, operating income decreased to 13.9% for 2006 from 18.3% for 2005. Operating income for 2006 includes a $14.5 million restructuring charge related to the discontinuance of the automotive collectible product lines. Operating income for 2005 includes a $2.0 million gain on the sale of assets related to the sale of our W. Britain product line.

Net interest expense. Net interest expense of $3.5 million for 2006 and $6.0 million for 2005 relates primarily to bank term loans and lines of credit. The decrease in net interest expense for 2006 was primarily due to a decrease in average outstanding debt balances offset slightly by higher interest rates.

Income tax. Income tax expense of $24.5 million for 2006 includes provisions for federal, state and foreign income taxes at an effective rate of 37.3%. However, the tax rate including discrete items for 2006 is 35.9%. Discrete items include significant, unusual or non-recurring items. Income tax expense of $31.2 million for 2005 includes a tax charge of $0.5 million, or $0.02 per diluted share, incurred as a result of repatriation of foreign earnings and a tax benefit of $0.7 million, or $0.03 per diluted share, relating to a reduction of income tax accruals stemming from the resolution of specific outstanding state and foreign tax issues. Income tax expense for 2005 includes provisions for federal, state and foreign income taxes at an effective rate of 37.1%.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Net sales. Net sales increased $125.1 million, or 34.0%, to $492.8 million for 2005 from $367.7 million for 2004. This sales increase was primarily attributable to the addition of TFY for the full year of 2005 versus only three-and-a-half months in 2004, as well as growth in our preschool products category. Net sales increased in our infant and toddler products and preschool products categories, but these increases were partially offset by a decrease in our youth and adult products category.

Net sales in our infant and toddler products category increased 165.9% primarily due to the addition of TFY. Net sales in our preschool products category increased 20.1% primarily driven by strong performance of Thomas & Friends and John Deere toy vehicles and our ride-on products, as well as sales of our new Bob the Builder product line. Net sales in our youth and adult products category decreased 5.8% primarily due to the continued tough comparisons to both The Fast and The Furious and American Chopper/Orange County Chopper product lines in 2004, the discontinuance of Memory Lane seasonal figures, lower overall NASCAR product sales and the discontinuance of distribution at NASCAR trackside events in 2005.

Gross profit. Gross profit increased $58.9 million, or 32.6%, to $239.8 million for 2005 from $180.9 million for 2004 . The gross profit margin, as a percentage of net sales, decreased to 48.7% for 2005 compared to 49.2% for 2004. Gross profit for 2004 was adversely affected by $3.0 million in non-recurring charges to write-off undepreciated tooling and to provide for inventory related to the discontinued product lines and trackside sales distribution. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $28.6 million, or 23.5%, to $150.4 million for 2005 from $121.8 million for 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 30.5% for 2005 from 33.1% for 2004. Selling, general and administrative expenses for 2004 include $1.2 million in non-recurring charges. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to operating leverage gained from the increased sales from the 2004 acquisitions, integration cost savings and disciplined control over discretionary operating expenses. Results for the years ended December 31, 2004 and 2005 do not include compensation expense for stock options.

Operating income. Operating income increased to $90.0 million for 2005 from $54.7 million for 2004. As a percentage of net sales, operating income increased to 18.3% for 2005 from 14.9% for 2004. Operating income for 2005 includes a $2.0 million gain on the sale of assets related to the sale of our W. Britain product line. Operating income for 2004 includes $8.5 million in non-recurring charges related to the discontinuance of certain product lines and our NASCAR trackside distribution.

Net interest expense. Net interest expense of $6.0 million for 2005 and $4.1 million for 2004 relates primarily to bank term loans and lines of credit. The increase in net interest expense for 2005 was primarily due to the increase in average outstanding debt balances and an increase in the Company’s incremental borrowing rate.

Income tax. Income tax expense of $31.2 million for 2005 includes a tax charge of $0.5 million, or $0.02 per diluted share, incurred as a result of repatriation of foreign earnings and a tax benefit of $0.7 million, or $0.03 per diluted share, relating to a reduction of income tax accruals stemming from the resolution of specific outstanding state and foreign tax issues. Income tax expense for 2005 includes provisions for federal, state and foreign income taxes at an effective rate of 37.1%. Income tax expense of $18.8 million for 2004 includes an adjustment to the income tax provision of $0.06 million, or $0.03 per diluted share. Income tax expense in 2004 includes provisions for federal, state and foreign income taxes at an effective rate of 36.7%.

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility. Our operating activities generated cash of $61.8 million in 2006, $59.1 million in 2005 and $64.1 million in 2004.

Working capital increased $16.3 million to $129.6 million at December 31, 2006, from $113.3 million at December 31, 2005. Cash and cash equivalents increased $0.1 million to $25.4 million at December 31, 2006, from $25.3 million at December 31, 2005. Our accounts receivable decreased $0.2 million to $112.9 million at December 31, 2006, from $113.1 million at December 31, 2005. Our inventory level increased $12.4 million to $83.7 million at December 31, 2006, from $71.3 million at December 31, 2005.

Net cash used in investing activities was $8.3 million in 2006, $6.6 million in 2005 and $185.0 million in 2004. Capital expenditures for molds and tooling in 2006 and 2005 were $14.4 million and $14.1 million, respectively, and we expect capital expenditures for 2007, principally for molds and tooling, to be approximately $16.0 million.

Net cash used in financing activities in 2006 and 2005 was $54.5 million and $46.5 million, respectively. Net cash provided by financing activities in 2004 was $123.4 million. In 2006, we made payments of $42.3 million on our term loans. During 2006, we borrowed a total of $18.0 million and made total payments of $36.3 million on our lines of credit. At December 31, 2006, we had $99.6 million available on our domestic line of credit. Historically, we have used a significant portion of excess cash to pay down debt.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit. The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit. This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing. Principal payments ranging from $3.8 million to $6.5 million on the term loan are scheduled quarterly beginning December 31, 2004 and continue thereafter until December 31, 2007. The revolving line of credit is available until its maturity on September 14, 2008. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%. At December 31, 2006, the margin in effect was 0.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit. At December 31, 2006, the commitment fee in effect was 0.20% per annum. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On December 31, 2006, the Company had $22.4 million outstanding on the term loan and no amounts outstanding on the revolving line of credit and was in compliance with all covenants.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock, and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt.

The Company’s Hong Kong subsidiary maintains an on-going credit agreement with a bank that provides for a line of credit of up to $1.9 million. Amounts borrowed under this line of credit bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company. As of December 31, 2005 and 2006, there were no outstanding borrowings under this line of credit.

The Company’s United Kingdom subsidiary maintains a line of credit with a bank for $0.2 million that expires on July 31, 2007. The line of credit bears interest at 1.0% over the bank’s base rate, and the total amount is subject to a letter of guarantee given by the Company. At December 31, 2005 and 2006, there were no amounts outstanding on this line of credit.

During 2005, the Company’s United Kingdom subsidiary entered into an additional line of credit with a bank for $8.0 million that was to expire on September 14, 2008. The line of credit bore interest at 1.15% over the LIBOR rate, and the total amount was secured by a guarantee of the Company. During 2006, all borrowings under the line of credit were repaid and the Company cancelled the availability thereunder.

The following table summarizes our significant contractual commitments at December 31, 2006:

	Payment Due by Period
(in thousands) Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and beyond
Long-term debt (including current portion)	$22,438	$22,438	$—	$—	$—
Estimated future interest payments on long-term debt	632	632	—	—	—
Minimum guaranteed royalty payments	50,702	10,288	16,485	15,689	8,240
Operating leases	30,249	4,644	7,626	4,835	13,144
Unconditional purchase obligations	83,952	21,528	42,024	20,400	—
Total contractual cash obligations	$187,973	$59,530	$66,135	$40,924	$21,384

Estimated future interest payments on long-term debt were based upon the interest rates in effect at December 31, 2006.

On February 22, 2007, we announced that our Board of Directors authorized a stock repurchase program to repurchase up to $75 million in shares of our common stock. The program has initially been authorized for a period of one year, but may be extended beyond that period or may be suspended at any time. Repurchases may occur from time to time and are expected be funded by cash flow from operations.

We believe that our cash flows from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs in 2007. Due to seasonal increases in demand for our products, our working capital is typically highest during the third and fourth quarters and our debt levels are the highest during the second and third quarters. Although operating activities are expected to provide sufficient cash, any significant future product or property acquisitions, including up-front licensing payments, may require additional debt or equity financing.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the years ended December 31, 2004, 2005 and 2006.

Critical Accounting Policies and Estimates

The Company makes certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

Allowance for doubtful accounts. The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value and is disclosed on the face of the accompanying consolidated balance sheets. The Company’s allowance is based on management’s assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company has purchased credit insurance that covers a portion of its receivables from major customers. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Inventory. Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence, and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value. Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings. Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management, as well as discontinuance of products or product lines, could impact the inventory valuation.

Impairment of long-lived assets, goodwill and other intangible assets. Long-lived assets have been reviewed for impairment based on SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred. Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this Statement, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. The Company’s management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives are amortized over their useful lives. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill had been amortized over 40 years on a straight-line basis through December 31, 2001. Approximately $88.7 million of this goodwill is tax deductible over 15 years.

As of December 31, 2005 and 2006, goodwill, net of accumulated amortization, was $253.6 million and $239.1 million, respectively. The decrease in goodwill at December 31, 2006, was due to the completion of the sale of the RC2 South, Inc. business. The Company completed its annual goodwill impairment tests as of October 1, 2005 and 2006 which resulted in no impairment. The annual impairment tests for intangible assets in 2005 resulted in no impairment to intangibles. However, for the year ended December 31, 2006, an impairment charge for intangible assets in the North America segment of $2.8 million has been included in the restructuring charge related to discontinued automotive collectibles within operating expenses in the accompanying consolidated statement of earnings, as a result of the 2006 annual impairment test for intangible assets. The impairment charge was based upon the Company’s decision to discontinue its automotive collectible product lines.

Income taxes. The Company records current and deferred income tax assets and liabilities. Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed. Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets except for those deferred tax assets for which an allowance has been provided. In determining the required liability, management considers certain tax exposures and all available evidence. However, if the available evidence were to change in the future, an adjustment to the tax-related balances may be required. Estimates for such tax contingencies are classified in other non-current liabilities on the accompanying consolidated balance sheets.

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

Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments.” The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006. Income from continuing operations before income taxes for the year ended December 31, 2006 includes total expense recognized for stock-based payment plans.

The fair value of stock options granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option pricing model. The Company calculates the expected volatility factor for those options issued under the stock incentive plan to correspond with the average volatility factor of those companies included in a peer group study. The historical stock price movements of the Company’s common stock have not been considered a good indicator of expected future volatility because the Company’s business has changed significantly as a result of acquisitions completed. However, the Company continues to monitor its actual volatility to assess whether its historical stock price movements over the expected option term are a good indicator of expected future results.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that this Interpretation will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurement. However, this Statement does not require any new fair value measurements. This Statement is effective for the financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the effect that this Statement will have on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facilities and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at December 31, 2006, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $1,664 per month and a five percentage point increase would increase future interest expense by approximately $8,318 per month. The Company determined these amounts based on approximately $2.0 million of variable rate borrowings at December 31, 2006, multiplied by 1.0% and 5.0%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 15.5% of net sales in 2006 denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars. The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars. Expenses for these manufacturers are primarily denominated in Chinese Renminbi. The Hong Kong dollar is currently pegged to the U.S. dollar. If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses and, therefore, could adversely affect our profitability. A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the year ended December 31, 2006, would have changed the total dollar amount of our gross profit by 9.6%. During July 2005, China revalued the Chinese Renminbi, abandoning the former method of pegging the Chinese Renminbi to the U.S. dollar. As expenses for the Company’s Chinese manufacturers are primarily denominated in Chinese Renminbi, a material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company’s expenses and, therefore, could adversely affect the Company’s profitability. A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar, the Euro or the Canadian dollar for the year ended December 31, 2006, would not have had a significant impact on the Company’s earnings. The Company is also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United Sates. Historically, the Company has not used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Our consolidated financial statements and notes thereto are filed under this item beginning on page F1 of this report.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations for 2005 and 2006. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our results of operations for the quarters presented. You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission. The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Fiscal Year 2005
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$94,704	$104,231	$139,895	$153,936
Cost of sales (1)	46,561	53,894	71,280	81,200
Gross profit	48,143	50,337	68,615	72,736
Selling, general and administrative expenses (1)	34,640	34,843	38,536	42,362
Amortization of intangible assets	94	156	845	290
Gain on sale of W. Britain product line	—	—	(1,953)	—
Operating income	13,409	15,338	31,187	30,084
Interest expense, net	1,321	1,714	1,522	1,426
Other (income) expense	(85)	(266)	4	493
Income before income taxes	12,173	13,890	29,661	28,165
Income tax expense	4,383	4,649	11,223	10,898
Income from continuing operations	7,790	9,241	18,438	17,267
Income (loss) from discontinued operations, net of tax	38	522	(178)	12
Net income	$7,828	$9,763	$18,260	$17,279
Basic earnings per common share:
Income from continuing operations	$0.38	$0.45	$0.89	$0.83
Income (loss) from discontinued operations	—	0.02	(0.01)	—
Net income	$0.38	$0.47	$0.88	$0.83
Diluted earnings per common share:
Income from continuing operations	$0.37	$0.43	$0.86	$0.80
Income (loss) from discontinued operations	—	0.02	(0.01)	—
Net income	$0.37	$0.45	$0.85	$0.80
Weighted average shares outstanding:
Basic	20,496	20,593	20,656	20,703
Diluted	21,433	21,545	21,594	21,552

(1)   Depreciation expense was $3.4 million, $3.2 million, $3.7 million and $4.1 million for Q1, Q2, Q3 and Q4 2005, respectively. Q4 2005 depreciation expense includes $0.8 million relating to the write-off of undepreciated tooling for discontinued product lines.

	Fiscal Year 2006
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$101,672	$106,586	$156,021	$154,550
Cost of sales (1)	54,395	56,146	82,574	82,639
Restructuring charge related to discontinued automotive collectibles	—	—	—	1,872
Gross profit	47,277	50,440	73,447	70,039
Selling, general and administrative expenses (1)	34,116	36,646	42,425	41,993
Amortization of intangible assets	315	315	315	204
Restructuring charge related to discontinued automotive collectibles	—	—	—	12,631
Operating income	12,846	13,479	30,707	15,211
Interest expense, net	1,015	856	944	650
Other (income) expense	(155)	37	273	375
Income before income taxes	11,986	12,586	29,490	14,186
Income tax expense	4,420	4,538	10,758	4,762
Income from continuing operations	7,566	8,048	18,732	9,424
(Loss) income from discontinued operations, net of tax	(76)	1,087	641	(11,328)
Net income (loss)	$7,490	$9,135	$19,373	$(1,904)
Basic earnings per common share:
Income from continuing operations	$0.36	$0.39	$0.90	$0.45
Income (loss) from discontinued operations	—	0.05	0.03	(0.54)
Net income (loss)	$0.36	$0.44	$0.93	$(0.09)
Diluted earnings per common share:
Income from continuing operations	$0.35	$0.38	$0.88	$0.44
Income (loss) from discontinued operations	—	0.05	0.03	(0.53)
Net income (loss)	$0.35	$0.43	$0.91	$(0.09)
Weighted average shares outstanding:
Basic	20,750	20,863	20,917	21,004
Diluted	21,262	21,347	21,365	21,463

(1)  Depreciation expense was $3.5 million, $3.6 million, $3.6 million and $3.4 million for Q1, Q2, Q3 and Q4 2006, respectively.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F3 hereof.

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters-Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2007. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters-Code of Business Ethics” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are John J. Vosicky (Chairman), Michael J. Merriman, Jr. and Daniel M. Wright.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2007.

The information incorporated by reference from the “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under “Security Ownership” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2007.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2006, for the Company’s equity compensation plans, including the RC2 Corporation 2005 Stock Incentive Plan, the Racing Champions Ertl Corporation Stock Incentive Plan, the Racing Champions Ertl Corporation Employee Stock Purchase Plan and the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan. All of these plans have been approved by the Company’s stockholders, other than the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan, which was approved by Wheels Sports Group’s stockholders and assumed by the Company following its acquisition of Wheels Sports Group in 1998. The Wheels Sports Group, Inc. 1996 Omnibus Stock Plan and the Racing Champions Ertl Corporation Stock Incentive Plan are dormant, and no future issuances are allowed under these plans.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,413,535	$20.16	1,403,019
Equity compensation plans not approved by stockholders	—	—	—
Total	1,413,535	$20.16	1,403,019

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the discussions under “Transactions with Related Persons” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2007. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2007.

Item 14. Principal Accountant Fees and Services

Information regarding the fees and services of the independent registered public accounting firm is incorporated herein by reference to the discussion under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report:

1.    Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2006

Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2005 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule for the Years Ended December 31, 2004, 2005 and 2006:

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

10.11*     Racing Champions Ertl Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit
10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No.
0-22635)).

10.12*    Wheels Sports Group, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 10.6 of the
Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

10.13*     Racing Champions Ertl Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2002 (File No. 0-22635)).

10.14       Amended and Restated Credit Agreement, dated as of September 15, 2004, among the Company, certain of its subsidiaries, Harris Trust and Savings Bank, as lender and agent, and other lenders named therein
(incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September
15, 2004 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on
September 21, 2004).

10.15       First Amendment to Amended and Restated Credit Agreement, dated as of August 19, 2005, among the Company, certain of its subsidiaries, Harris Trust and Savings, as lender and agent, and other lenders named therein (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 2005 (File No. 0-22635)).

10.16       Second Amendment to Amended and Restated Credit Agreement, dated as of November 18, 2005, among the Company, certain of its subsidiaries, Harris Trust and Savings Bank, as lender and agent, and other lenders named therein (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-22635)).

10.17       Third Amendment to Amended and Restated Credit Agreement, dated as of July 28, 2006, among the Company, certain of its subsidiaries, Harris, N.A., as lender and agent, and other lenders named therein.

10.18*     Employment Agreement, dated as of July 31, 2006, between the Company and Gregory J. Kilrea.

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

____________________________

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

Date: February 28, 2007	RC2 CORPORATION
BY	/s/ Curtis W. Stoelting
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

/s/ Robert E. Dods	Chairman of the Board and	February 28, 2007
Robert E. Dods	Director

/s/ Boyd L. Meyer	Vice Chairman and Director	February 28, 2007
Boyd L. Meyer

/s/ Curtis W. Stoelting	Chief Executive Officer and	February 28, 2007
Curtis W. Stoelting	Director (Principal Executive Officer)

/s/ Jody L. Taylor	Chief Financial Officer and Secretary	February 28, 2007
Jody L. Taylor	(Principal Financial and Accounting Officer)

/s/ Peter K.K. Chung	Director	February 28, 2007
Peter K.K. Chung

/s/ Paul E. Purcell	Director	February 28, 2007
Paul E. Purcell

/s/ John S. Bakalar	Director	February 28, 2007
John S. Bakalar

/s/ John J. Vosicky	Director	February 28, 2007
John J. Vosicky

/s/ Daniel M. Wright	Director	February 28, 2007
Daniel M. Wright

/s/ Thomas M. Collinger	Director	February 28, 2007
Thomas M. Collinger

/s/ Michael J. Merriman, Jr.	Director	February 28, 2007
Michael J. Merriman, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

Under date of February 28, 2007, we reported on the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2007

Schedule II

Description
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2004	$4,007	$1,083	$481	$(2,374)	$3,197
Year ended December 31, 2005	3,197	966	(258)	(832)	3,073
Year ended December 31, 2006	$3,073	$(283)	$(50)	$(989)	$1,751

INDEX TO FINANCIAL STATEMENTS

RC2 CORPORATION AND SUBSIDIARIES

Reports of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2005 and 2006	F4

Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2005 and 2006	F5

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006	F6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006	F7

Notes to Consolidated Financial Statements	F8

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited the accompanying consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RC2 Corporation and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RC2 Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 12 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R: Share-Based Payment and changed its method of accounting for stock based compensation. As discussed in Note 14 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of Statement of Financial Accounting Standards No. 87, 88, 106 and 132(R) and changed its method of accounting for defined benefit pension plans.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2007

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that RC2 Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RC2 Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that RC2 Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, RC2 Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2007

F3

CONSOLIDATED BALANCE SHEETS
(in thousands)	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$25,262	$25,365
Accounts receivable, net of allowances for doubtful accounts of $3,073 and $1,751	113,066	112,937
Other receivables	2,284	3,253
Inventory	71,260	83,650
Deferred income taxes	8,717	5,884
Prepaid expenses	6,596	5,879
Total current assets	227,185	236,968
Property and equipment:
Land	686	686
Buildings and improvements	8,850	9,287
Tooling	96,416	99,098
Other equipment	17,752	20,574
	123,704	129,645
Less accumulated depreciation	(76,665)	(90,654)
	47,039	38,991
Goodwill	253,571	239,067
Intangible assets, net	99,611	96,400
Other non-current assets	2,330	3,214
Total assets	$629,736	$614,640
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,543	$26,941
Taxes payable, net	5,575	3,420
Accrued expenses	20,131	16,443
Accrued allowances	21,199	20,192
Accrued royalties	14,874	17,163
Line of credit	3,979	—
Current maturities of bank term loans	21,250	22,438
Other current liabilities	1,348	768
Total current liabilities	113,899	107,365
Lines of credit	13,980	—
Bank term loans, less current maturities	43,438	—
Deferred income taxes	49,313	45,524
Other non-current liabilities	10,155	9,825
Total liabilities	230,785	162,714
Commitments and contingencies
Stockholders’ equity:
Common stock, voting, $0.01 par value, 28,000 shares authorized, 22,549 shares issued and 20,718 shares outstanding at December 31, 2005, and 22,876 shares issued and 21,052 shares outstanding at December 31, 2006	225	229
Additional paid-in capital	219,647	230,776
Accumulated other comprehensive income	1,127	8,838
Retained earnings	186,612	220,706
	407,611	460,549
Treasury stock, at cost, 1,831 shares at December 31, 2005, and 1,824 shares at December 31, 2006	(8,660)	(8,623)
Total stockholders’ equity	398,951	451,926
Total liabilities and stockholders’ equity	$629,736	$614,640

The accompanying notes are an integral part of these consolidated financial statements.
F4

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
	Year Ended December 31,
	2004	2005	2006
Net sales	$367,687	$492,766	$518,829
Cost of sales, related parties	7,846	18,520	27,599
Cost of sales, other	178,967	234,415	248,155
Restructuring charge related to discontinued automotive collectibles	—	—	1,872
Gross profit	180,874	239,831	241,203
Selling, general and administrative expenses	121,785	150,381	155,180
Amortization of intangible assets	94	1,385	1,149
Impairment of intangible assets	4,318	—	—
Gain on sale of W. Britain product line	—	(1,953)	—
Restructuring charge related to discontinued automotive collectibles	—	—	12,631
Operating income	54,677	90,018	72,243
Interest expense, net	4,063	5,983	3,465
Other (income) expense	(508)	146	530
Income from continuing operations before income taxes	51,122	83,889	68,248
Income tax expense	18,755	31,153	24,478
Income from continuing operations	32,367	52,736	43,770
Income (loss) from discontinued operations, net of tax	1,611	394	(9,676)
Net income	$33,978	$53,130	$34,094
Basic earnings per common share:
Income from continuing operations	$1.73	$2.56	$2.09
Income (loss) from discontinued operations	0.09	0.02	(0.46)
Net income	$1.82	$2.58	$1.63
Diluted earnings per common share:
Income from continuing operations	$1.64	$2.45	$2.04
Income (loss) from discontinued operations	0.08	0.02	(0.45)
Net income	$1.72	$2.47	$1.59
Weighted average shares outstanding:
Basic	18,687	20,613	20,884
Diluted	19,761	21,532	21,377

The accompanying notes are an integral part of these consolidated financial statements.

F5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Earnings	Equity	Income
Balance, December 31, 2003	17,381	$192	1,812	$(7,713)	$3,880	$129,436	$99,504	$225,299
Net income	—	—	—	—	—	—	33,978	33,978	$33,978
Public stock offering	2,655	26	—	—	—	77,459	—	77,485	—
Stock issued upon option exercise	355	4	—	—	—	2,069	—	2,073	—
Tax benefit of stock option exercise	—	—	—	—	—	3,076	—	3,076	—
Stock issued in acquisition	92	1	—	—	—	2,867	—	2,868	—
Stock issued under ESPP	6	—	(6)	34	—	107	—	141	—
Treasury stock acquisition	(26)	—	26	(822)	—	—	—	(822)	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	3,552	—	—	3,552	3,552
Minimum pension liability adjustment, net of tax	—	—	—	—	(888)	—	—	(888)	(888)
Comprehensive income									$36,642
Balance, December 31, 2004	20,463	$223	1,832	$(8,501)	$6,544	$215,014	$133,482	$346,762
Net income	—	—	—	—	—	—	53,130	53,130	$53,130
Stock issued upon option exercise	254	2	—	—	—	1,748	—	1,750	—
Tax benefit of stock option exercise	—	—	—	—	—	2,729	—	2,729	—
Stock issued under ESPP	6	—	(6)	35	—	156	—	191	—
Treasury stock acquisition	(5)	—	5	(194)	—	—	—	(194)	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(5,032)	—	—	(5,032)	(5,032)
Minimum pension liability adjustment, net of tax	—	—	—	—	(385)	—	—	(385)	(385)
Comprehensive income									$47,713
Balance, December 31, 2005	20,718	$225	1,831	$(8,660)	$1,127	$219,647	$186,612	$398,951
Net income	—	—	—	—	—	—	34,094	34,094	$34,094
Stock issued upon option exercise	327	4	—	—	—	3,614	—	3,618	—
Tax benefit of stock option exercise	—	—	—	—	—	3,112	—	3,112	—
Stock issued under ESPP	7	—	(7)	37	—	175	—	212	—
Stock-based compensation expense	—	—	—	—	—	4,228	—	4,228	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	6,933	—	—	6,933	6,933
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(84)	—	—	(84)	(84)
Pension liability adjustment, net of tax	—	—	—	—	862	—	—	862	862
Comprehensive income									$41,805
Balance, December 31, 2006	21,052	$229	1,824	$(8,623)	$8,838	$230,776	$220,706	$451,926

The accompanying notes are an integral part of these consolidated financial statements.

F6

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31,
(in thousands)	2004	2005	2006
Operating activities
Net income	$33,978	$53,130	$34,094
(Income) loss from discontinued operations	(1,611)	(394)	9,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,272	14,444	14,087
Impairment of intangible assets	4,318	—	2,824
Write-off of tooling related to discontinued automotive collectibles	—	—	8,621
Provision (reduction of allowance) for uncollectible accounts	717	830	(562)
Amortization and write-off of deferred financing costs	829	483	696
Amortization of intangible assets	94	1,385	1,149
Stock-based compensation	—	—	3,856
Excess tax benefit on stock option exercises	—	—	(2,414)
Loss (gain) on disposition of assets	56	(2,030)	(9)
Deferred income taxes	8,386	1,887	(2,453)
Other	—	15	27
Changes in operating assets and liabilities:
Accounts and other receivables	5,277	(16,288)	4,121
Inventory	5,157	(18,888)	(12,496)
Prepaid expenses	(80)	318	507
Accounts payable and accrued expenses	(3,685)	24,751	565
Other liabilities	(4,631)	(559)	(74)
Net cash provided by continuing operations	64,077	59,084	62,215
Net cash provided by (used in) discontinued operations	4	52	(438)
Net cash provided by operating activities	64,081	59,136	61,777
Investing activities
Purchase of property and equipment	(15,076)	(14,133)	(14,396)
Proceeds from disposition of property and equipment	167	5,546	24
Purchase of PM, net of cash acquired	(17,238)	—	—
Purchase of TFY, net of cash acquired	(154,567)	39	—
Proceeds from sale of W. Britain product line	—	2,850	—
Proceeds from sale of discontinued operations	—	—	6,819
Investments	—	(750)	(1,214)
Decrease (increase) in other non-current assets	1,745	(169)	(29)
Net cash used in continuing operations	(184,969)	(6,617)	(8,796)
Net cash (used in) provided by discontinued operations	(16)	(26)	477
Net cash used in investing activities	(184,985)	(6,643)	(8,319)
Financing activities
Net cash proceeds from public stock offering	77,485	—	—
Issuance of stock upon option exercises	1,460	1,750	3,618
Excess tax benefit on stock option exercises	—	—	2,414
Issuance of stock under ESPP	141	191	212
Proceeds from bank term loans	85,000	—	—
Payments on bank term loans	(53,750)	(16,562)	(42,250)
Net borrowings (payments) on lines of credit	15,000	(31,914)	(18,270)
Financing fees paid	(1,942)	—	(184)
Net cash provided by (used in) continuing operations	123,394	(46,535)	(54,460)
Net cash provided by (used in) discontinued operations	—	—	—
Net cash provided by (used in) financing activities	123,394	(46,535)	(54,460)
Effect of exchange rate changes on cash	1,052	(819)	1,105
Net increase in cash and cash equivalents	3,542	5,139	103
Cash and cash equivalents, beginning of year	16,548	20,123	25,262
Restricted cash	33	—	—
Cash and cash equivalents, end of year	$20,123	$25,262	$25,365
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$3,416	$5,890	$3,631
Cash paid for income taxes during the period	11,579	22,052	28,367
Cash refunds received for income taxes	345	5,896	1,078
Non-cash investing and financing activity during the period:
91,388 shares of stock issued for the purchase of PM	2,868	—	—
Stock received in exchange for option exercises and tax withholdings	822	—	—
Stock received in exchange for a receivable	$—	$194	$—
The accompanying notes are an integral part of these consolidated financial statements.

F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

1. DESCRIPTION OF BUSINESS

Founded in 1989, RC2 Corporation and Subsidiaries, (collectively, the Company or RC2), is a leading designer, producer and marketer of innovative, high-quality toys, collectibles, and infant products that are targeted to consumers of all ages. RC2’s infant, toddler and preschool products are marketed under its Learning Curve® family of brands which includes The First Years® by Learning Curve and Lamaze brands as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere, Nickelodeon and Sesame Street. RC2 markets its youth and adult products primarily under the Johnny Lightning® and Ertl® brands. RC2 reaches its target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific.

2. RECAPITALIZATION AND ACQUISITIONS

Recapitalization

Purchase price in excess of the book value of the net assets acquired in connection with the Company’s recapitalization in 1996 of $88.7 million, which is deductible for tax purposes over 15 years, has been recorded as goodwill and through December 31, 2001, was being amortized on a straight-line basis over a 40-year period.

The Ertl Company, Inc.

On April 13, 1999, the Company purchased all of the outstanding shares of The Ertl Company, Inc. (subsequently renamed Learning Curve Brands, Inc.) and certain of its affiliates. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $31.1 million was being amortized on a straight-line basis over 40 years through December 31, 2001.

Learning Curve International, Inc.

On March 4, 2003, with an effective date of February 28, 2003, the Company acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) through the merger of a wholly owned subsidiary of RC2 with and into Learning Curve for $104.4 million in cash, excluding transaction expenses, and 666,666 shares of the Company’s common stock, including $12.0 million in escrow to secure Learning Curve’s indemnification obligations under the merger agreement. The purchase was funded with the Company’s previous credit facility. During 2006, an agreement was reached with the representatives of the former Learning Curve stockholders resolving all open escrow claims and disbursing all amounts in escrow other than $0.3 million which will remain in the escrow to pay certain of the Company’s expenses to pursue a pending malpractice litigation claim. For additional information relating to the escrow, see Note 10 - Legal Proceedings.

Playing Mantis, Inc.

On June 7, 2004, with an effective date of June 1, 2004, the Company acquired substantially all of the assets of Playing Mantis, Inc. (PM) primarily consisting of the Johnny Lightning® brand. Closing consideration consisted of $17.0 million of cash, excluding transaction expenses, and 91,388 shares of the Company’s common stock. This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of PM have been included in our consolidated statements of earnings since the effective date of the acquisition.

F8

The First Years Inc.

On September 15, 2004, the Company acquired The First Years Inc. (TFY) for approximately $156.1 million in cash, excluding transaction expenses. TFY is an international developer and marketer of infant and toddler care and play products sold under The First Years® brand name and under various licenses, including Disney’s Winnie the Pooh. This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of TFY have been included in the accompanying consolidated statements of earnings since the effective date of the acquisition. The purchase was funded with a credit facility (see Note 8 - Debt).

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of RC2 Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation/Transactions

Foreign subsidiary assets and liabilities are recorded in local currencies and translated into U.S. dollars at the rates of exchange at the balance sheet date, while income statement accounts and cash flows are translated at the average exchange rates in effect during the period. Unrealized gains and losses resulting from translation for the years ended December 31, 2004, 2005 and 2006, have been recorded as components of accumulated other comprehensive income in stockholders’ equity. The net exchange gains resulting from transactions in foreign currencies for the year ended December 31, 2004, was less than $0.1 million. The net exchange losses resulting from transactions in foreign currencies for the years ended December 31, 2005 and 2006 were $0.5 million and $1.4 million, respectively. These net exchange losses and gains are included in other (income) expense on the accompanying consolidated statements of earnings.

Revenue Recognition

The Company recognizes revenue based upon transfer of title of products to customers. Title is transferred to customers FOB shipping point. The Company provides for estimated credits and other concessions at the time the sale is recorded, and these credits and other concessions are recorded as a reduction of gross sales. The Company’s revenue recognition policy is the same for each channel of distribution.

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

Shipping and Handling Costs

Shipping and handling costs, which comprise only those costs incurred to transport products to the customer, are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. For the years ended December 31, 2004, 2005 and 2006, shipping and handling costs were $13.7 million, $19.3 million and $17.3 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Such investments are stated at cost, which approximates fair value.

F9

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

Inventory is recognized at the time title is transferred to the Company. Title is transferred to the Company FOB shipping point. Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence and is stated at lower of cost or market. Cost is determined by the first-in, first-out method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value. Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings. Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management, as well as discontinuance of products or product lines, could impact the inventory valuation.

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

In 2004 and 2005, the Company recorded charges of $2.5 million and $0.8 million, respectively, to write-off undepreciated tooling related to discontinued product lines primarily in the North America segment. These charges are included in cost of sales, other in the accompanying consolidated statements of earnings for the years ended December 31, 2004 and 2005. In 2006, the Company recorded charges of $8.3 million and $0.3 million in the North America and International segments, respectively, to write-off undepreciated tooling related to the Company’s decision to discontinue its automotive collectible product lines. The charges in 2006 are included in the restructuring charge related to discontinued automotive collectibles within operating expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2006 (see Note 18 - Restructuring Charge - Discontinuance of Automotive Collectible Product Lines).

Other Non-Current Assets

Other non-current assets at December 31, 2005 and 2006, consist primarily of deferred financing fees, as well as the Company’s investment in the development of an intellectual property (see Note 15 - Investment). The deferred financing fees are being amortized over the related borrowing capacity. Amortization of deferred financing fees for the years ended December 31, 2004, 2005 and 2006, was $0.8 million, $0.5 million and $0.7 million, respectively, and is included in interest expense in the accompanying consolidated statements of earnings.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value and is disclosed on the face of the accompanying consolidated balance sheets. The Company’s allowance is based on management’s assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company has purchased credit insurance that covers a portion of its receivables from major customers. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

F10

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

Accrued Royalties

Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period, as well as management’s estimates for additional royalty exposures. Royalties vary by product category and are generally paid on a quarterly basis. Multiple royalties may be paid to various licensors on a single product. Royalty expense is included in selling, general and administrative expenses on the accompanying consolidated statements of earnings.

Concentration of Credit Risk

Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers. Wal-Mart, our largest customer, accounted for 13.4% and 16.3% of our net sales in 2005 and 2006, respectively. Toys “R” Us/Babies “R” Us accounted for 10.9%, 15.1% and 14.8% of our net sales in 2004, 2005 and 2006, respectively. Target accounted for 12.0% and 13.1% of our net sales in 2005 and 2006, respectively. Other than Wal-Mart, Toys “R” Us/Babies “R” Us and Target, no customer accounted for more than 10.0% of our net sales in each period for the three years ended December 31, 2006. Additionally, Toys “R” Us/Babies “R” Us accounted for approximately 18.3% and 17.9% of accounts receivable at December 31, 2005 and 2006, respectively, Wal-Mart accounted for approximately 12.1% and 17.5% of accounts receivable at December 31, 2005 and 2006, respectively, and Target accounted for approximately 16.6% and 16.0% of accounts receivable at December 31, 2005 and 2006, respectively. Other than Toys “R” Us/Babies “R” Us, Wal-Mart and Target, no customer accounted for more than 10.0% of accounts receivable at December 31, 2005 or 2006. The Company does not require collateral or other security to support customers’ receivables. The Company conducts periodic reviews of its customers’ financial condition and vendor payment practices to minimize collection risks on trade accounts receivable. The Company has purchased credit insurance, which covers a portion of its receivables from some of its major customers.

Supplier Concentration

The Company’s purchases from two of its third-party, dedicated suppliers were 16.6% and 14.8% in 2004, 14.4% and 11.9% in 2005 and 10.3% and 10.0% in 2006, respectively, of its total product purchases. There were no other suppliers accounting for more than 10.0% of total product purchases in each period for the three years ended December 31, 2006.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The carrying amounts of the lines of credit and the bank term loans approximate their fair value.

Derivative Instruments

The Company had no derivative instruments during the years ended December 31, 2004, 2005 and 2006.

F11

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense, including production and placement costs, for the years ended December 31, 2004, 2005 and 2006, was approximately $2.2 million, $3.7 million and $2.8 million, respectively.

Prepaid advertising expenses, such as prepayments on magazine advertisements and artwork costs of $0.1 million, are included in prepaid expenses on the accompanying consolidated balance sheets at December 31, 2005 and 2006.

Income and Other Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as net operating loss and tax credit carry-forwards, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, or the carry-forwards applied. Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed. Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets except for those deferred tax assets for which an allowance has been provided. In determining the required liability, management considers certain tax exposures and all available evidence. Estimates for such tax contingencies are classified in other non-current liabilities on the accompanying consolidated balance sheets.

The Company collects taxes imposed by governmental authorities, including sales taxes, which are generated from revenue-producing transactions between the Company and its customers and remits such taxes directly to these governmental authorities. The Company records these taxes on a net basis, therefore having no impact on the Company’s consolidated statements of earnings.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments.” The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006. Income from continuing operations before income taxes for the year ended December 31, 2006 includes total expense recognized for stock-based payment plans.

The fair value of stock options granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option pricing model. The Company calculates the expected volatility factor for those options issued under the stock incentive plan to correspond with the average volatility factor of those companies included in a peer group study. The historical stock price movements of the Company’s common stock have not been considered a good indicator of expected future volatility because the Company’s business has changed significantly as a result of acquisitions completed. However, the Company continues to monitor its actual volatility to assess whether its histroical stock price movements over the expected option term are a good indicator of expected future results.

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

F12

Earnings Per Share from Continuing Operations

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The following table discloses the components of earnings per share from continuing operations as required by SFAS No. 128:

	Year Ended December 31,
(in thousands)	2004	2005	2006
Income from continuing operations	$32,367	$52,736	$43,770
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	18,687	20,613	20,884
Add effect of diluted securities - assumed exercise of stock options	1,074	919	493
Weighted average common and common equivalent shares outstanding	19,761	21,532	21,377

Basic earnings per common share from continuing operations	$1.73	$2.56	$2.09
Diluted earnings per common share from continuing operations	$1.64	$2.45	$2.04

The computation of diluted earnings per share from continuing operations excludes 73,110 shares, 22,927 shares and 447,975 shares in 2004, 2005 and 2006, respectively, because the options were anti-dilutive.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and pension liability adjustments, net of income tax effects, as part of the accompanying consolidated statements of stockholders’ equity. The income tax benefit (expense) related to the components of comprehensive income (loss) in 2004, 2005 and 2006 was $0.5 million, $0.2 million and $(0.5) million, respectively.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that this Interpretation will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurement. However, this Statement does not require any new fair value measurements. This Statement is effective for the financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the effect that this Statement will have on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

F13

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

5. BUSINESS SEGMENTS

The Company is a leading designer, producer and marketer of innovative, high-quality toys, collectibles, and infant products that are targeted to consumers of all ages.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Year Ended December 31,
(in thousands)	2004	2005	2006
Net sales:
North America	$317,969	$422,389	$432,769
International	50,759	71,688	86,794
Sales and transfers between segments	(1,041)	(1,311)	(734)
Combined total	$367,687	$492,766	$518,829

Operating income:
North America	$47,022	$73,656	$57,513
International	7,655	16,362	14,767
Sales and transfers between segments	—	—	(37)
Combined total	$54,677	$90,018	$72,243

Depreciation and amortization:
North America	$13,517	$14,345	$14,003
International	1,849	1,484	1,233
Combined total	$15,366	$15,829	$15,236

Capital expenditures:
North America	$14,216	$13,087	$12,810
International	860	1,046	1,586
Combined total	$15,076	$14,133	$14,396

	December 31,
	2005	2006
Total assets:
North America	$558,452	$517,158
International	71,284	97,482
Combined total	$629,736	$614,640

F14

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel. During the fourth quarter of 2006, the Company reclassified its product categories and distribution channels to be more closely aligned with its strategic direction and organization structure. This presentation is consistent with how the Company views its business. The Company groups its products into three product categories: infant and toddler products, preschool products and youth and adult products. Amounts for the years ended December 31, 2004, 2005 and 2006, are as shown in the tables below.

	Year Ended December 31,
(in thousands)	2004	2005	2006
Infant and toddler products	$60,181	$160,043	$175,735
Preschool products	166,406	199,857	229,334
Youth and adult products	141,100	132,866	113,760
Net sales	$367,687	$492,766	$518,829

Chain retailers	$199,602	$314,217	$352,555
Specialty retailers, wholesalers and OEM dealers	140,711	157,818	151,410
Corporate promotional, direct to consumers and other	27,374	20,731	14,864
Net sales	$367,687	$492,766	$518,829

6. GOODWILL AND INTANGIBLE ASSETS

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. The Company completed its annual goodwill impairment tests as of October 1, 2004, 2005 and 2006, which resulted in no impairment. The annual impairment test for intangible assets in 2005 resulted in no impairment to intangibles. However, an impairment charge for intangible assets in the North America segment of $4.3 million has been included in the accompanying consolidated statement of earnings for the year ended December 31, 2004, as a result of the 2004 annual impairment test of intangible assets. The impairment charge is comprised of a license agreement and trademark/brand names related to discontinued products lines and represents a full write-down of these assets. An impairment charge for intangible assets in the North America segment of $2.8 million has been included in the restructuring charge related to discontinued automotive collectibles within operating expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2006, as a result of the Company’s decision to discontinue its automotive collectible product lines (see Note 18 - Restructuring Charge - Discontinuance of Automotive Collectible Product Lines).

The change in carrying value of goodwill by reporting unit for the years ended 2005 and 2006 is shown below:

(in thousands)	North America	International	Total
Balance at December 31, 2004	$267,362	$15,005	$282,367
PM fair value allocation	(3,086)	—	(3,086)
TFY fair value allocation	(24,146)	—	(24,146)
Other adjustments	—	(1,564)	(1,564)
Balance at December 31, 2005	240,130	13,441	253,571
Sale of RC2 South, Inc. (Note 17)	(15,732)	—	(15,732)
Other adjustments	(562)	1,790	1,228
Balance at December 31, 2006	$223,836	$15,231	$239,067

Other adjustments made during the year ended December 31, 2005 primarily relate to currency exchange rate changes. Other adjustments made during the year ended December 31, 2006 primarily relate to currency exchange rate changes and release of certain purchase accounting liabilities.

F15

The components of net intangible assets are as follows:

(in thousands)	2005	2006
Gross amount of amortizable intangible assets:
Customer relationships	$8,704	$8,363
Other	2,962	3,471
	$11,666	$11,834

Accumulated amortization of amortizable intangible assets:
Customer relationships	$275	$485
Other	1,204	2,143
	$1,479	$2,628

Intangible assets not subject to amortization:
Licenses and trademarks	$89,272	$87,194
Other	152	—
	$89,424	$87,194

Total intangible assets, net	$99,611	$96,400

Other amortizable intangible assets consist primarily of patents, non-compete agreements and trademarks and have estimated useful lives ranging from two to five years. Customer relationships have useful lives ranging from eight to fifty years, depending on the type of customer. We have determined that our relationships with our largest customers, Wal-Mart, Toys “R” Us/Babies “R” Us, Target and Kmart, have useful lives of fifty years because we have longstanding, continuous relationships with these customers. Furthermore, in determining these useful lives, we considered such factors as competition, demand for our products and the likelihood of the customer changing suppliers, as well as the financial and operational performance of our largest customers.

Estimated amortization expense for the years ending December 31, is as follows:

(in thousands)
2007	$817
2008	717
2009	406
2010	204
2011	$204

7. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2004	2005	2006
Income before income taxes:
United States	$44,499	$69,773	$58,061
Foreign	6,623	14,116	10,187
	$51,122	$83,889	$68,248

Income (loss) from discontinued operations, before income taxes, of $2.6 million, $0.6 million and $(8.7) million for the years ended December 31, 2004, 2005 and 2006, respectively, has been excluded from the above figures.

F16

The significant components of income tax expense (benefit) are as follows:
	Year Ended December 31,
(in thousands)	2004	2005	2006
Current
Federal	$7,167	$24,493	$20,928
State	1,362	1,141	2,407
Foreign	1,518	3,544	3,601
	10,047	29,178	26,936
Deferred
Federal	8,448	335	(1,608)
State	388	1,366	(154)
Foreign	(128)	274	(696)
	8,708	1,975	(2,458)
Income tax expense	$18,755	$31,153	$24,478

Income tax expense related to discontinued operations of $1.0 million, $0.2 million and $1.0 million for the years ended December 31, 2004, 2005 and 2006, respectively, has been excluded from the above figures.

A reconciliation of the U.S. statutory federal tax rate and actual effective income tax rate, including discrete items (significant, unusual or non-recurring), is as follows:

	Year Ended December 31,
	2004	2005	2006
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.2	1.9	2.0
Foreign	(1.2)	—	(0.4)
Foreign dividend impact	—	0.6	—
Other	0.7	(0.4)	(0.7)
Effective rate	36.7%	37.1%	35.9%

The effective tax rate including the impact of discontinued operations is 36.7%, 37.1% and 42.8% for the years ended December 31, 2004, 2005 and 2006, respectively.

The significant components of deferred tax assets and liabilities are as follows:
	December 31,
(in thousands)	2005	2006
Deferred tax assets attributable to
Capital loss carry-forward	$—	$5,834
Stock options	—	1,151
Bad debt allowance	881	437
Inventory	2,500	3,333
Sales allowance	4,391	3,217
Net operating loss carry-forwards	193	471
Accrued expenses	1,501	1,118
Purchase accounting	950	757
Other	1,746	2,194
Total deferred tax assets before valuation allowance	12,162	18,512
Valuation allowance related to the capital loss carry-forward	—	(5,834)
Net deferred tax assets	12,162	12,678
Deferred tax liabilities attributable to
Goodwill and intangible assets	(48,196)	(49,389)
Property and equipment	(3,716)	(1,585)
Other	(846)	(1,344)
Total deferred tax liabilities	(52,758)	(52,318)
Net deferred tax liability	$(40,596)	$(39,640)

F17

Taxes payable at December 31, 2005 and 2006, were $5.6 million and $3.4 million, respectively. Taxes in the amount of $15.0 million were charged to goodwill related to the 2004 acquisitions of PM and TFY during the year ended December 31, 2005.

The American Jobs Creation Act of 2004 (the Act) enacted on October 22, 2004, provided a special one-time incentive for U.S. multinational corporations to repatriate accumulated income earned abroad by providing an 85% exclusion from taxable income for certain dividends from controlled foreign corporations. In order to benefit from this incentive, the Company had to reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan approved by the Chief Executive Officer and Board of Directors. On December 23, 2005, after approval by the Company’s Chief Executive Officer and Board of Directors, $8.0 million was distributed from one of the Company’s United Kingdom subsidiaries and the Company recorded $0.5 million of federal and state tax expense in connection with this one-time repatriation. The repatriated funds were used for domestic expenditures relating to the compensation of U.S. employees.

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line (see Note 17- Discontinued Operations). For tax purposes, this sale generated a pre-tax capital loss of $15.7 million. A valuation allowance of $5.8 million has been established because the Company does not believe recoverability of this amount is more likely than not. This capital loss carry-forward will expire in 2011.

8. DEBT

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit. The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit. This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing. Principal payments ranging from $3.8 million to $6.5 million on the term loan are scheduled quarterly beginning December 31, 2004 and continue thereafter until December 31, 2007. The revolving line of credit is available until its maturity on September 14, 2008. A portion of the term loan has an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan and revolving line of credit bear interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%. At December 31, 2006, the margin in effect was 0.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit. At December 31, 2006, the commitment fee in effect was 0.20% per annum. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On December 31, 2006, the Company had $22.4 million outstanding on the term loan and no amounts outstanding on the revolving line of credit and was in compliance with all covenants.

In connection with its current credit facility, the Company incurred $1.9 million in financing fees. Also, during 2006, the Company incurred an additional $0.2 million in financing fees on an amendment to its current credit facility. Financing fees are included in other non-current assets in the accompanying consolidated balance sheets and are being charged to interest expense in the accompanying consolidated statements of earnings through the period in which the revolving line of credit is available which is currently September 2008. During 2004, the Company expensed $0.5 million of deferred financing fees related to the Company’s previous credit facility. Additionally, in conjunction with the Company’s voluntary payment on a portion of its term loan in 2006, the Company expensed $0.2 million of deferred financing fees.

In August 2004, the Company completed a public offering of 2,655,000 shares of common stock, and certain selling stockholders sold 220,000 shares of common stock at a price of $31.00 per share. The Company received proceeds of $77.8 million from the offering, net of underwriting discount, and used $74.0 million of the proceeds to repay outstanding debt.

The Company’s Hong Kong subsidiary maintains an on-going credit agreement with a bank that provides for a line of credit of up to $1.9 million. Amounts borrowed under this line of credit bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company. As of December 31, 2005 and 2006, there were no outstanding borrowings under this line of credit.

F18

The Company’s United Kingdom subsidiary maintains a line of credit with a bank for $0.2 million that renews annually on July 31. The line of credit bears interest at 1.0% over the bank’s base rate, and the total amount is subject to a letter of guarantee given by the Company. At December 31, 2005 and 2006, there were no amounts outstanding on this line of credit.

During 2005, the Company’s United Kingdom subsidiary entered into an additional line of credit with a bank for $8.0 million that was to expire on September 14, 2008. The line of credit bore interest at 1.15% over the LIBOR rate, and the total amount was secured by a guarantee of the Company. During 2006, all borrowings under the line of credit were repaid and the Company cancelled the availability thereunder.

Non-current debt consists of the following:

	December 31,
(in thousands)	2005	2006
Term loans payable to banks, bearing interest at 4.70% and 5.64% as of December 31, 2005, and 4.20% and 6.10% as of December 31, 2006, with quarterly principal payments of $3,750 beginning December 31, 2004, through September 30, 2005, quarterly principal payments of $5,313 from December 31, 2005, through September 30, 2007, principal payment of $6,500 at December 31, 2007	$64,688	$22,438
U.S. revolving line of credit, bearing interest at 5.58% as of December 31, 2005; matures on September 14, 2008	10,000	—
U.K. revolving line of credit, bearing interest at 5.77% and 3.65% as of December 31, 2005; availability thereunder cancelled during 2006	7,959	—
Less current maturities	(25,230)	(22,438)
	$57,417	$—

9. COMMITMENTS AND CONTINGENCIES

The Company markets a significant portion of its products with licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company is a party to over 500 licenses, approximately 400 of which are actively used in the Company’s current product lines, with various entertainment, publishing and media companies, automotive and truck manufacturers, agricultural and construction vehicle and equipment manufacturers, among others. Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. Aggregate future minimum guaranteed royalty payments are as follows:

Year Ending December 31,
(in thousands)
2007	$10,288
2008	8,602
2009	7,883
2010	7,812
2011	7,877
Thereafter	8,240
Total	$50,702

Royalty expense for licenses, including guaranteed minimums, was $29.5 million, $32.3 million and $38.4 million for 2004, 2005 and 2006, respectively.

F19

Rental expense for office and warehouse space and equipment under cancelable and noncancelable operating leases amounted to approximately $4.0 million, $4.7 million and $4.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. Certain operating leases provide for scheduled increases in rental payments during the term of the lease or for no rent during part of the term of the lease. For these leases, the Company recognizes total rent expense on a straight-line basis over the minimum lease term. Commitments for future minimum lease payments for noncancelable operating leases with terms extending beyond one year at December 31, 2006, are as follows:

Year Ending December 31,
(in thousands)
2007	$4,644
2008	3,982
2009	3,644
2010	2,694
2011	2,141
Thereafter	13,144
Total	$30,249

Unconditional purchase obligations include agreements for purchases of product, tooling and services such as advertising, and hardware and software maintenance agreements. Payments made and allowances given in connection with these cancelable and noncancelable long-term unconditional purchase obligations amounted to approximately $0.6 million, $4.0 million and $25.7 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Commitments for future minimum payments with terms extending beyond one year at December 31, 2006, for noncancelable unconditional purchase obligations are as follows:

Year Ending December 31,
(in thousands)
2007	$21,528
2008	21,183
2009	20,841
2010	20,400
2011 and thereafter	—
Total	$83,952

In 2004, the Company received approximately $1.2 million in the form of a grant and tax credits from state and local governments in exchange for agreeing to certain covenants, including a minimum capital investment and job creation goals relating to its Rochelle, Illinois, distribution facility. The Company must employ a minimum of 50 employees in Rochelle from March 15, 2006 to December 31, 2008, to remain compliant with the terms of the award. Should the Company be unable to meet these minimum requirements, the Company may be required to forfeit or return a portion of benefits received.

Additionally in 2004, the Company received a $0.3 million forgivable loan and a three-year interest free $0.1 million loan from the state of Iowa to assist in the expansion of the Dyersville, Iowa, distribution facility in exchange for agreeing to certain covenants, including minimum job creation goals and wage obligations. The Company must employ a minimum of 92 employees at a specified rate and retain these employees for at least 90 days past the project completion date to remain compliant with the terms of the promissory note. Should the Company be unable to meet these requirements, the Company may be required to forfeit or return a portion of the benefits received. The total of $0.4 million is presented in other non-current liabilities in the accompanying consolidated balance sheets at December 31, 2005 and 2006.

F20

10. LEGAL PROCEEDINGS

During the quarter ended December 31, 2003, Learning Curve settled the action brought by Playwood Toys, Inc. in the U.S. District Court for the Northern District of Illinois alleging that Learning Curve and certain of its officers and employees misappropriated one or more trade secrets relating to a toy wooden railroad track manufactured and sold by Learning Curve as Clickety Clack Track™. Pursuant to the settlement agreement, the Company, on behalf of Learning Curve, made a payment of $11.2 million to the plaintiff. The Company was entitled to indemnification for the settlement amount, less realizable tax benefits, pursuant to the merger agreement for the Company’s acquisition of Learning Curve, and the Company received $10.1 million from an escrow account as of December 31, 2003, to fund part of the settlement payment. On March 30, 2004, the Company made additional escrow claims of $0.3 million relating primarily to alleged breaches of Learning Curve’s representations and warranties in the merger agreement. On August 31, 2004, the Company increased its additional escrow claims to $0.5 million. The Company and representatives of the former Learning Curve shareholders entered into a letter agreement, dated December 14, 2004, which resolved all of the Company’s pending escrow claims as of the date of the letter agreement, and the Company returned $2.8 million to the escrow account. The escrow amount was approximately $2.9 million at December 31, 2005. In February and April 2005, the Company had notified the representatives of the former Learning Curve shareholders of certain claims relating to a tax audit and other matters. During 2006, an agreement was reached with the representatives of the former Learning Curve shareholders resolving all open escrow claims and disbursing all amounts in escrow other than approximately $0.3 million which will remain in escrow to pay certain of the Company’s expenses to pursue a pending malpractice litigation claim.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

11. CAPITAL STOCK

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

	Authorized Shares	Par Value	Shares Outstanding at December 31, 2005	Shares Outstanding at December 31, 2006
Voting common stock	28,000,000	$0.01	20,717,954	21,052,038

During the year ended December 31, 2005, the Company sold 6,436 shares out of treasury to Company employees under the employee stock purchase plan (ESPP) for $0.2 million. During the fourth quarter of 2005, the Company received 5,092 shares in lieu of payment on a receivable. These shares were placed into treasury for $0.2 million. During the year ended December 31, 2006, the Company sold a total of 6,609 shares out of treasury to Company employees under the ESPP for $0.2 million. At December 31, 2006, the Company held 1,824,221 shares of its common stock in treasury.

12. STOCK-BASED PAYMENT ARRANGEMENTS

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those instruments. The Company adopted this Statement on a modified prospective basis, and therefore, no compensation expense related to stock-based payment arrangements was recognized in the financial statements prior to adoption.

F21

At December 31, 2006, the Company has three stock incentive plans, two of which are dormant, and an ESPP which are described below. Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the year ended December 31, 2006 are as follows:

(in thousands)	Year Ended December 31, 2006
Total expense recognized for stock-based payment plans	$3,856
Amount of related income tax benefit recognized in determining net income	$1,430

Stock-based compensation expense is included in cost of sales, other and selling, general and administrative expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees in accordance with the provisions of ABP Opinion No. 25 and complied with the disclosure provisions of SFAS No. 123. If compensation costs for stock options issued, including options for shares issued under the ESPP, had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
(in thousands, except per share data)	2004	2005
Net income as reported	$33,978	$53,130
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax benefit	(1,877)	(2,061)
Pro forma net income	$32,101	$51,069
Basic earnings per common share:
As reported	$1.82	$2.58
Pro forma	$1.72	$2.48
Diluted earnings per common share:
As reported	$1.72	$2.47
Pro forma	$1.62	$2.37

Employee Stock Purchase Plan

The Company has an ESPP to provide its employees with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The plan allows eligible employees to purchase shares of the Company’s common stock through quarterly offering periods commencing on each January 1, April 1, July 1 and October 1. The price for each share of common stock purchased equals 90% of the last quoted sales price of a share of the Company’s common stock as reported by NASDAQ on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower. The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan. The plan will terminate on July 1, 2007, unless sooner terminated by the Board of Directors.

The fair value of each option for shares issued under the ESPP during the years ended December 31, 2004, 2005 and 2006 is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

	2004	2005	2006
Weighted average expected life	3 months	3 months	3 months
Weighted average risk-free rate of return	1.2%	2.9%	4.7%
Weighted average expected volatility	77.7%	30.1%	25.9%
Weighted average dividend yield	None	None	None

The weighted average fair value of those options granted in 2004, 2005 and 2006 was $8.43, $7.08 and $4.99, respectively.

F22

During the first quarter of 2005, the Company evaluated the method that it had historically used to calculate the volatility factors used in valuing options issued under the ESPP. The Company had been using historical Company results to compute the volatility factors used in valuing options issued under the ESPP. The Company changed the method used to calculate the volatility factor for those options issued under the ESPP to that of the volatility of the Company’s common stock during the most recent three-month period, as it more accurately projects the expected volatility over the three-month ESPP period being valued.

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

The fair value of stock options granted under the stock incentive plans during the years ended December 31, 2004, 2005 and 2006 is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

	2004	2005	2006
Weighted average expected life	7 years	7 years	7 years
Weighted average risk-free rate of return	3.7%	4.2%	4.6%
Weighted average expected volatility	79.2%	54.6%	54.5%
Weighted average dividend yield	None	None	None

During the first quarter of 2005, the Company evaluated the method that it had historically used to calculate the volatility factors used in valuing stock options issued. The Company had been using historical Company results to compute the volatility factors used in valuing the stock options issued. As the Company’s business has changed significantly as a result of the acquisitions completed, the historical stock price movements have not been considered a good indicator of expected future results. Therefore, the Company changed the method used to calculate the expected volatility factor for those options issued under the stock incentive plan to correspond with the average volatility factor of those companies included in a peer group study. However, the Company continues to monitor its actual volatility to assess whether its histroical stock price movements over the expected option term are a good indicator of expected future results.

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

F23

A summary of stock option activity for the Company’s stock incentive plans for the years ended December 31, 2004, 2005 and 2006, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)	Weighted Average Remaining Contractual Life	Shares Available for Future Grants
Outstanding as of December 31, 2003	1,575,274	$7.22			655,470
2004
Granted	346,135	26.18
Exercised	355,382	5.83
Cancelled	18,175	13.18
Outstanding as of December 31, 2004	1,547,852	$11.71			321,135
2005
Granted	288,242	31.65
Exercised	253,951	6.89
Cancelled	19,301	13.93
Outstanding as of December 31, 2005	1,562,842	$16.14			1,173,849
2006
Granted	259,124	35.71
Exercised	327,475	11.05
Cancelled/Expired	82,290	29.23
Outstanding as of December 31, 2006	1,412,201	$20.15	$33,677	6.4	934,225
Exercisable as of December 31, 2006	776,670	$12.28	$24,636	5.0

The following table summarizes information about stock options outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.41 to $ 9.84	462,169	4.2	$ 6.03	462,169	$ 6.03
$10.94 to $15.10	213,715	5.1	13.16	143,415	12.94
$24.78 to $29.94	232,956	7.1	25.46	87,156	24.88
$31.27 to $37.19	503,361	8.6	$33.63	83,930	$32.45

The weighted average fair value of options granted under the Company’s stock incentive plans for the years ended December 31, 2004, 2005 and 2006 was $19.40, $18.89 and $21.48 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $8.0 million, $6.9 million and $9.3 million, respectively.

As of December 31, 2006, there was $9.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of options vested during the year ended December 31, 2006 was $3.8 million.

13. RELATED PARTY TRANSACTIONS

The Company purchased approximately $7.8 million, $13.4 million and $17.9 million of product during 2004, 2005 and 2006, respectively, from a company in which a relative of a Company stockholder/director has ownership interests. Accounts payable to this company were $0.5 million and $1.0 million as of December 31, 2005 and 2006, respectively. Additionally, in 2005, the Company began purchasing product from a second company in which the same individual has a partial ownership interest. The Company purchased $5.1 million and $9.7 million in 2005 and 2006, respectively, from this second company. Accounts payable to this second company at December 31, 2005 and 2006, were $0.1 million and $0.5 million, respectively.

F24

14. EMPLOYEE BENEFIT PLANS

The Company is self-insured on medical benefits offered to employees up to a limit of $0.1 million per employee or $2.0 million in aggregate per coverage year. Claims are expensed when incurred, and a provision is recorded for claims incurred but not yet paid based on a monthly average of claims activity. The Company holds excess loss coverage for those amounts that exceed the self-insured limits.

The Company has a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute up to 100% of pre-tax gross wages, limited to a maximum annual amount as set periodically by the IRS. The Company makes matching contributions of 100% on the first 4% of employees’ annual wages and 50% on the next 6% of an employee’s annual wages. For the years ended December 31, 2004, 2005 and 2006, the Company contributions were $0.5 million, $1.1 million and $1.3 million, respectively. Additionally, there were 401(k) plans associated with prior acquisitions to which contributions were made. All of these previous 401(k) plans were merged with the current Company 401(k) savings plan.

Upon the acquisition of TFY in September 2004, the Company also continued The First Years Inc. and Affiliates Pension Plan through December 31, 2004. This plan is a special type of qualified retirement plan commonly referred to as a money purchase pension plan. The Company made annual contributions at 7% of an employee’s total compensation plus 5.7% of an employee’s compensation in excess of the Social Security taxable wage base. As of January 1, 2005, this plan became dormant, and the plan was amended to reflect future Company contributions at a rate of 0%. In February 2005, the Company made contributions under The First Years pension plan related to the 2004 plan year of $0.9 million.

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002. The Plan provides defined retirement benefits based on employees’ years of service. The Company uses a December 31 measurement date for this Plan.

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income (loss). This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 is as follows:

(in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Intangible assets, net	$96,533	$(133)	$96,400
Total assets	614,773	(133)	614,640
Deferred income taxes	45,573	(49)	45,524
Total liabilities	162,763	(49)	162,714
Accumulated other comprehensive income	8,922	(84)	8,838
Total stockholders’ equity	452,010	(84)	451,926
Total liabilities and stockholders’ equity	$614,773	$(133)	$614,640

F25

Reconciliation of Beginning and End of Year Fair Value of Plan Assets and Obligations

	December 31,
(in thousands)	2004	2005	2006
Change in benefit obligation
Benefit obligation at beginning of year	$11,674	$13,583	$14,599
Service cost	111	108	105
Interest cost	688	768	789
Actuarial loss (gain)	1,499	558	(509)
Benefits paid and plan expenses	(389)	(418)	(462)
Benefit obligation at end of year	$13,583	$14,599	$14,522

Change in plan assets
Fair value of assets at beginning of year	$8,877	$10,587	$11,464
Actual return on plan assets	902	606	1,402
Employer contributions	1,197	689	—
Benefits paid and plan expenses	(389)	(418)	(462)
Fair value of assets at end of year	$10,587	$11,464	$12,404

Funded status at end of year	$(2,996)	$(3,135)	$(2,118)

Amounts Recognized in the Consolidated Balance Sheets
Intangible assets	$171	$152	$—
Other non-current liabilities	2,996	3,135	2,118
Accumulated other comprehensive income	$5,594	$6,152	$4,914

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	$—	$—	$133
Actuarial loss	5,594	6,152	4,781
Accumulated other comprehensive income	$5,594	$6,152	$4,914

	December 31,
(in thousands)	2004	2005	2006
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$13,583	$14,599	$14,522
Accumulated benefit obligation	13,583	14,599	14,522
Fair value of plan assets	$10,587	$11,464	$12,404

F26

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2004	2005	2006
Service cost	$111	$108	$105
Interest cost	688	768	789
Expected return on plan assets	(866)	(978)	(981)
Amortization of prior service cost	19	19	19
Amortization of net loss	181	372	441
Net periodic benefit cost	$133	$289	$373

Estimated Items That Will Be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost during 2007
Prior service cost	$19
Actuarial loss	385
Expected recognition of expense	$404

Estimated Future Benefit Payments
2007	$487
2008	524
2009	575
2010	597
2011	632
2012 to 2016	$3,993

Assumptions

	2004	2005	2006
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.75%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	N/A

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	6.00%	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A

F27

Expected Return on Plan Assets

The Company employs a building-block approach in determining the long-term rate of return for plan assets. Historical markets are studied, and long-term historical relationships between equities and fixed income securities are preserved consistent with the widely-accepted capital markets principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building-block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Projected Annual Returns

Based on the current target allocation of assets, the expected return model estimates a long-term average (50th percentile) rate of return (nominal) of 8.52% per year for the Plan. The model incorporates real return assumptions for each asset class adjusting for variations in volatility, correlation and inflation. The following table sets out the projected annual returns.

	Percentile Returns
Time Period	75th	50th	25th
1 year	(0.10)%	8.52%	17.87%
5 years	4.58	8.52	12.60
10 years	5.72	8.52	11.39
20 years	6.53%	8.52%	10.54%

Plan Assets

The allocation of assets between major asset categories as of December 31, 2005 and 2006, as well as the target allocation, are as follows:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation	2005	2006
Large cap domestic equity securities	45%	40%	48%
Mid cap domestic equity securities	5	5	—
Small cap domestic equity securities	5	4	4
International equity securities	10	9	18
Fixed income securities	35	42	30
Total	100%	100%	100%

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

Employer Contributions

There are no minimum required contributions to the Plan for fiscal year 2007. However, the Company may make contributions to the Plan at its discretion. The Company is not expecting a reversion of Plan assets to the employer during the next year.

F28

15. INVESTMENT

An investment of $0.7 million and $2.1 million is included in other non-current assets on the accompanying consolidated balance sheets at December 31, 2005 and 2006, respectively, and represents the amount the Company has invested in the development of an intellectual property. The investment balance was accounted for under the equity method through November 30, 2006. Beginning December 1, 2006, at which time the Company no longer has the ability to exercise significant influence over the operating and financial policies of the development of the intellectual property, the investment is accounted for under the cost method.

16. SALE OF PRODUCT LINE

During the third quarter of 2005, the Company completed the sale of its W. Britain product line of collectible pewter toy soldiers and accessories for $2.9 million in cash. The sale resulted in a gain of $2.0 million which is included in operating income on the accompanying consolidated statement of earnings for the year ended December 31, 2005.

17. DISCONTINUED OPERATIONS

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line. Closing consideration consisted of $6.9 million of cash, excluding transaction expenses. The sale of the Company’s trading card business and sports collectibles product line is consistent with the Company's strategic focus to achieve sustainable organic growth and to concentrate its efforts on its higher growth infant and toddler products and preschool products categories. The transaction was effective November 1, 2006, and the results of this sold business are presented as discontinued operations in the accompanying consolidated statements of earnings and consolidated statements of cash flows. The sold business was primarily reported under the North America segment.

Net sales and income before income taxes generated by the sold business for the years ended December 31, 2004, 2005 and 2006 were as follows:

	Year Ended December 31,
(in thousands)	2004	2005	2006
Net sales	$13,738	$11,679	$14,101
Income before income taxes	$2,574	$634	$2,701

A loss on the sale of $11.4 million, net of income tax benefit, was recognized on this transaction. The loss is presented in income (loss) from discontinued operations, net of tax, on the accompanying consolidated statement of earnings for the year ended December 31, 2006. For tax purposes, this sale generated a pre-tax capital loss of $15.7 million. A valuation allowance of $5.8 million has been established because the Company does not believe recoverability of this amount is more likely than not.

Total assets of the sold business of $18.7 million are included in the accompanying consolidated balance sheet at December 31, 2005.  Current assets, consisting primarily of accounts receivable and inventory, were $1.9 million and goodwill was $15.7 million.

18. RESTRUCTURING CHARGE - DISCONTINUANCE OF AUTOMOTIVE COLLECTIBLE PRODUCT LINES

During December 2006, the Company made the decision to discontinue its Racing Champions, JoyRide, AMT and certain Ertl die-cast and model kit automotive collectible product lines. Discontinuing the automotive collectible product lines is consistent with the Company’s strategy to focus on sustainable organic growth and to allocate resources to its higher growth infant and toddler products and preschool products categories. As a result of discontinuing these product lines, the Company has recorded the following charges which are presented in restructuring charge related to discontinued automotive collectibles on the accompanying consolidated statement of earnings for the year ended December 31, 2006:

(in thousands)	North America	International	Total
Write-down of inventory	$1,260	$612	$1,872
Write-off of tooling	8,272	349	8,621
Write-off of customer relationships	341	—	341
Write-off of other intangibles	2,483	—	2,483
Accrual of minimum guaranteed royalties	1,186	—	1,186
Total	$13,542	$961	$14,503

19.  SUBSEQUENT EVENT

In February 2007, the Company's Board of Directors authorized the adoption of a program to repurchase up to $75.0 million in shares of the Company's common stock.  Shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions and other factors.  Shares repurchased by the Company will be held as treasury shares.  The program has initially been authorized for a period of one year, but may be extended beyond that period or may be suspended at any time.

F29