Form 10-Q
period 2007-03-31
RC2 CORP
filed 2007-04-30
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

On April 23, 2007, there were outstanding 21,180,669 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

MARCH 31, 2007

INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Balance Sheets as of March 31,
	2007 and December 31, 2006	3
	Condensed Consolidated Statements of Earnings for the Three
	Months Ended March 31, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$25,266	$25,365
Accounts receivable, net	85,004	112,937
Inventory	86,467	83,650
Other current assets	14,259	15,016
Total current assets	210,996	236,968
Property and equipment, net	38,264	38,991
Goodwill	239,155	239,067
Intangible assets, net	96,195	96,400
Other non-current assets	3,393	3,214
Total assets	$588,003	$614,640

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$66,532	$84,159
Current maturities of bank term loans	---	22,438
Other current liabilities	3,428	768
Total current liabilities	69,960	107,365
Other non-current liabilities	54,631	55,349
Total liabilities	124,591	162,714
Stockholders’ equity	463,412	451,926
Total liabilities and stockholders' equity	$588,033	$614,640

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2007	2006
Net sales	$112,593	$101,672
Cost of sales	62,131	54,395
Gross profit	50,462	47,277
Selling, general and administrative expenses	37,768	34,116
Amortization of intangible assets	213	315
Operating income	12,481	12,846
Interest expense, net	302	1,015
Other income	(466)	(155)
Income from continuing operations before income taxes	12,645	11,986
Income tax expense	4,586	4,420
Income from continuing operations	8,059	7,566
Loss from discontinued operations, net of tax	---	(76)
Net income	$8,059	$7,490
Basic earnings per common share:
Income from continuing operations	$0.38	$0.36
Loss from discontinued operations	---	---
Net income	$0.38	$0.36
Diluted earnings per common share:
Income from continuing operations	$0.37	$0.35
Loss from discontinued operations	---	---
Net income	$0.37	$0.35
Weighted average shares outstanding:
Basic	21,116	20,750
Diluted	21,519	21,262

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$8,059	$7,490
Loss from discontinued operations	---	76
Depreciation and amortization	3,817	3,850
Amortization and write-off of deferred financing costs	294	121
Stock-based compensation	1,046	1,005
Excess tax benefit on stock option exercises	(613)	---
Loss on disposition of assets	2	7
Changes in operating assets and liabilities	10,012	(1,324)
Net cash provided by continuing operations	22,617	11,225
Net cash used in discontinued operations	---	(542)
Net cash provided by operating activities	22,617	10,683

Cash flows from investing activities
Purchase of property and equipment	(2,870)	(3,561)
Proceeds from disposition of property and equipment	1	5
Decrease (increase) in other non-current assets	7	(66)
Investments	47	---
Net cash used in continuing operations	(2,815)	(3,622)
Net cash used in discontinued operations	---	(5)
Net cash used in investing activities	(2,815)	(3,627)

Cash flows from financing activities
Payments to bank on lines of credit	---	(14,490)
Payments to bank on bank term loan	(22,438)	(5,312)
Issuance of common stock upon option exercises	1,693	893
Excess tax benefit on stock option exercises	613	934
Issuance of common stock under ESPP	40	39
Net cash used in continuing operations	(20,092)	(17,936)
Net cash provided by (used in) discontinued operations	---	---
Net cash used in financing activities	(20,092)	(17,936)
Effect of exchange rate changes on cash	191	(156)
Net decrease in cash and cash equivalents	(99)	(11,036)
Cash and cash equivalents, beginning of year	25,365	25,262
Cash and cash equivalents, end of period	$25,266	$14,226
Supplemental information:
Cash flows during the period for:
Interest paid	$197	$1,169
Income taxes paid	$3,168	$10,614
Income tax refunds received	$834	$279

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2). All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operations for the three-month periods ended March 31, 2007 and 2006, and its cash flows for the three-month periods ended March 31, 2007 and 2006.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2006. The condensed consolidated balance sheet information as of December 31, 2006 appearing herein is derived from the consolidated balance sheet in the Form 10-K.

Due to the seasonality of our business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Note 2 - Business Segments

The Company is a leading designer, producer and marketer of innovative, high-quality toys, collectibles and infant products that are targeted to consumers of all ages.

The Company’s reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure About Segments of an Enterprise and Related Information,” are North America and International. The North America segment includes the United States, Canada and Mexico. The International segment includes non-North America markets.

Segment performance is measured at the operating income level. Segment assets are comprised of all assets, net of applicable reserves and allowances. Certain assets and resources are jointly used between the North America and International segments. Intercompany allocations of such uses are not made.

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net sales:
North America	$90,590	$87,937
International	22,168	13,836
Sales and transfers between segments	(165)	(101)
Combined total	$112,593	$101,672

Operating income:
North America	$9,212	$10,870
International	3,263	1,976
Sales and transfers between segments	6	---
Combined total	$12,481	$12,846

(in thousands)	March 31, 2007	December 31, 2006
Total assets:
North America	$496,093	$517,158
International	91,910	97,482
Combined total	$588,003	$614,640

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel. During the fourth quarter of 2006, the Company reclassified its product categories and distribution channels to be more closely aligned with its strategic direction and organization structure. This presentation is consistent with how the Company views its business. The Company groups its products into three product categories: infant and toddler products, preschool products and youth and adult products. The following table presents consolidated net sales by product category and by distribution channel for the three months ended March 31, 2007 and 2006:

	For the three months ended March 31,
(in thousands)	2007	2006
Infant and toddler products	$51,400	$43,739
Preschool products	40,693	37,831
Youth and adult products	20,500	20,102
Net sales	$112,593	$101,672

Chain retailers	$80,343	$72,441
Specialty retailers, wholesalers and OEM dealers	30,038	26,687
Corporate promotional, direct to consumers and other	2,212	2,544
Net sales	$112,593	$101,672

Note 3 - Goodwill and Intangible Assets

The change in carrying value of goodwill by reporting unit for the three months ended March 31, 2007 is shown below:

(in thousands)	North America	International	Total
Balance at January 1, 2007	$223,836	$15,231	$239,067
Other adjustments	45	43	88
Balance at March 31, 2007	$223,881	$15,274	$239,155

Other adjustments made during the three months ended March 31, 2007, primarily relate to the adoption of FASB Interpretation (FIN) 48 (see Note 4 - Income Taxes) and currency exchange rate changes.

The components of intangible assets, net are as follows:

(in thousands)	March 31, 2007	December 31, 2006
Gross amount of amortizable intangible assets:
Customer relationships	$8,363	$8,363
Other	3,471	3,471
	11,834	11,834

Accumulated amortization of amortizable intangible assets:
Customer relationships	536	485
Other	2,305	2,143
	2,841	2,628

Intangible assets not subject to amortization:
Licenses and trademarks	87,202	87,194

Total intangible assets, net	$96,195	$96,400

Other amortizable intangible assets consist primarily of patents, non-compete agreements and trademarks. Amortization expense related to amortizable intangible assets for the year 2007 is estimated to be $0.8 million.

Note 4 - Income Taxes
Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the Company’s adoption of FIN 48, the Company recognized a $0.7 million increase to reserves for uncertain tax positions. This increase was accounted for as a $685 thousand adjustment to the beginning balance of retained earnings which is included in stockholders' equity and a $45 thousand increase to goodwill on the accompanying condensed consolidated balance sheet at March 31, 2007. As of the date of the adoption, the Company had approximately $5.0 million of total gross unrecognized tax benefits of which $1.0 million is included in other current liabilities and $4.0 million is included in other non-current liabilities on the accompanying condensed consolidated balance sheet at March 31, 2007.  Of the total unrecognized benefits, $4.1 million represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2002. U.S. federal income tax returns for 2003 through 2006 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax benefits reserve by approximately $1.3 million primarily due to the settlement of various state and international income tax audits and court cases. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $1.7 million accrued for interest and $0.9 million accrued for penalties as January 1, 2007. As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions including additional liabilities for interest and penalties.

Note 5 - Debt

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit. The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit. This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing. As of March 31, 2007, the term loan has been repaid and the term loan is no longer available for borrowing. The revolving line of credit is available until its maturity on September 14, 2008. A portion of the term loan had an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%. At March 31, 2007, the margin in effect was 0.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit. At March 31, 2007, the commitment fee in effect was 0.20% per annum. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2007, the Company had no outstanding borrowings on the revolving line of credit, and was in compliance with all covenants.

During the three months ended March 31, 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan. Write-offs of deferred financing fees are included in interest expense, net in the accompanying condensed consolidated statements of earnings.

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

Note 6 - Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

The Company markets a significant portion of its products with licenses from other parties. These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis. The Company has license agreements with, among others, entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers. The Company is a party to more than 500 license agreements, approximately 400 of which are actively used in the Company’s current product lines, with terms generally of two to three years. Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the three months ended March 31, 2007 and 2006.

Effective January 1, 2006, the Company entered into a five-year supply agreement with one of its third-party, dedicated suppliers (the Supplier). Under this agreement, the Supplier agrees to manufacture the Company’s products exclusively, and the Company agrees to purchase a minimum of $20.4 million of product from the Supplier each year. The annual minimum purchase guarantee is subject annual decreases based upon the Company’s overall annual purchases from all of its suppliers.

Subsequent to March 31, 2007, the Company entered into a multi-year digital media agreement which requires monthly payments beginning June 1, 2007 through May 31, 2009.  The aggregate monthly commitment under this agreement is $2.8 million.

Note 7 - Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

Note 8 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	March 31, 2007	December 31, 2006
Voting common stock	28,000,000	$0.01	21,170,972	21,052,038

At December 31, 2006, the Company held 1,824,221 shares of its common stock in treasury. In January of 2007 and 2006, the Company sold 1,334 shares and 1,298 shares, respectively, out of treasury to Company employees under the employee stock purchase plan (ESPP) for $40,412 and $39,194, respectively.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock. Shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. Shares repurchased by the Company will be held as treasury shares. The program has initially been authorized for a period of one year, but may be extended beyond that period or may be suspended at any time. As of March 31, 2007, the Company had not yet repurchased any shares under this program.

Note 9 - Stock-Based Payment Arrangements

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those instruments. The Company adopted this Statement on a modified prospective basis, and therefore, no compensation expense related to stock-based payment arrangements was recognized in the financial statements prior to adoption.

At March 31, 2007, the Company has three stock incentive plans, two of which are dormant, and an ESPP. Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months ended March 31, 2007 and 2006, are as follows:

	For the three months ended March 31,
(in thousands)	2007	2006
Total expense recognized for stock-based payment plans	$1,046	$1,005
Amount of related income tax benefit recognized in determining net income	$388	$373

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months ended March 31, 2007 and 2006.

A summary of stock option activity for the Company’s stock incentive plans for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding at beginning of the year	1,412,201	$20.15
Changes during the period:
Granted	257,009	39.12
Exercised	117,600	14.40
Cancelled	800	31.27
Outstanding at end of period	1,550,810	$23.73	6.9	$25,847
Exercisable at end of period	822,829	$14.97	5.4	$20,920

As of March 31, 2007, there was $13.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 3.8 years. The total fair value of options vested during the three months ended March 31, 2007, was $2.9 million.

Note 10 - Related Party Transactions

The Company purchased some of its finished goods during the three months ended March 31, 2007 and 2006 from two companies in which a relative of a Company stockholder/director has ownership interests.

Note 11 - Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002. The Plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Service cost	$27	$26
Interest cost	205	197
Expected return on plan assets	(253)	(245)
Amortization of prior service costs	5	5
Amortization of net loss	96	110
Net periodic benefit cost	$80	$93

The Company did not make any contributions to the pension benefit plan during the three months ended March 31, 2007 and currently does not expect to make any contributions during the fiscal 2007 year.

Note 12 - Discontinued Operations

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line. The sale of the Company’s trading card business and sports collectibles product line is consistent with the Company’s strategic focus to achieve sustainable organic growth and to concentrate its efforts on its higher growth infant and toddler products and preschool products categories. The transaction was effective November 1, 2006, and the results of this sold business are presented as discontinued operations in the accompanying consolidated condensed statements of earnings and consolidated condensed statements of cash flows. The sold business was primarily reported under the North America segment.

Net sales and loss before income taxes generated by the sold business for the three months ended March 31, 2006, were as follows:

Three Months Ended March 31,
(in thousands)	2006
Net sales	$1,837
Loss before income taxes	$(119)

Note 13 - Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 14 - Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options to purchase 403,195 shares and 580,702 shares of common stock were outstanding during the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 15 - Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the three months ended March 31, 2007 and 2006 is calculated as follows:

	For the three months ended March 31,
(in thousands)	2007	2006
Net income	$8,059	$7,490
Other comprehensive income - foreign currency
translation adjustments	418	113
Comprehensive income	$8,477	$7,603

Note 16 - Reclassifications

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended March 31, 2007, increased 10.7% primarily due to our infant and toddler products category and our preschool products category. Gross margin decreased to 44.8% for the three months ended March 31, 2007, from 46.5% for the three months ended March 31, 2006, primarily due to a less favorable product sales and channel mix, higher input costs, especially on our die-cast products, and increased sales promotions. Selling, general and administrative expenses as a percentage of net sales remained relatively flat at 33.6% for the three months ended March 31, 2007, compared to 33.5% for the three months ended March 31, 2006. Operating income decreased to $12.5 million for the three months ended March 31, 2007, compared to $12.8 million for the three months ended March 31, 2006. As a percentage of net sales, operating income decreased to 11.1% for the three months ended March 31, 2007, from 12.6% for the three months ended March 31, 2006.

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Net sales.  Net sales for the three months ended March 31, 2007, increased $10.9 million, or 10.7%, to $112.6 million from $101.7 million for the three months ended March 31, 2006. Net sales increases occurred in all three of our products categories.

Net sales in our infant and toddler products category increased 17.5% primarily driven by the Soothie™ infant bottle feeding system, the Take & Toss® toddler self-feeding system, the American Red Cross health and wellness products and the newly re-launched Lamaze infant development products. Net sales in our preschool products category increased 7.6% primarily driven by the Thomas & Friends and Bob the Builder product lines. We do, however, expect a slower growth rate in our preschool products category year over year for the rest of 2007 due primarily to negative trends in ride-ons. Net sales in our youth and adult products category increased 2.0% primarily driven by our John Deere toy replicas.

Net sales for the three months ended March 31, 2007, excluding $6.0 million in net sales of discontinued product lines, were $106.6 million, an increase of 13.0% when compared with net sales for the three months ended March 31, 2006, excluding $7.4 million in net sales of discontinued product lines, of $94.3 million. Management has provided this non-GAAP financial information so that investors can more easily compare financial performance of our current business operations from period to period. A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2007 actual	$112.6
Deduct: discontinued product lines	6.0
$106.6

2006 actual	$101.7
Deduct: discontinued product lines	7.4
$94.3

Gross profit. Gross profit increased $3.2 million, or 6.8%, to $50.5 million for the three months ended March 31, 2007, from $47.3 million for the three months ended March 31, 2006. The gross profit margin, as a percentage of net sales, decreased to 44.8% for the three months ended March 31, 2007, compared to 46.5% for the three months ended March 31, 2006, primarily due to a less favorable product sales and channel mix, higher input costs, especially the effect of increased China and raw material costs, particularly zinc, on our die-cast products, and increased sales promotions. The cost increases in zinc negatively impacted gross margin by over 150 basis points during the three months ended March 31, 2007, and we expect these cost pressures will continue to impact margins, especially in the second quarter. Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter. Our infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year. There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.7 million, or 10.9%, to $37.8 million for the three months ended March 31, 2007 from $34.1 million for the three months ended March 31, 2006. The increase is primarily due to increased distribution, royalties and advertising and marketing expenses. As a percentage of net sales, selling, general and administrative expenses were almost flat at 33.6% for the three months ended March 31, 2007 from 33.5% for the three months ended March 31, 2006.

Operating income. Operating income decreased to $12.5 million for the three months ended March 31, 2007, from $12.8 million for the three months ended March 31, 2006. As a percentage of net sales, operating income also decreased to 11.1% for the three months ended March 31, 2007, from 12.6% for the three months ended March 31, 2006.

Net interest expense. Net interest expense of $0.3 million for the three months ended March 31, 2007 and $1.0 million for the three months ended March 31, 2006 relates primarily to bank term loans and lines of credit. The decrease in net interest expense was primarily due to the decrease in average outstanding debt balances partially offset by the write-off of $0.2 million of deferred financing fees related to the Company’s voluntary payment of the remaining balance of its term loan.

Income tax. Income tax expense for the three months ended March 31, 2007 and 2006 includes provisions for federal, state and foreign income taxes at an effective rate of 36.3% and 36.9%, respectively.

Related Party Transactions

The Company purchased some of its product during the three months ended March 31, 2007 and 2006 from two companies in which a relative of a Company stockholder/director has ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of $22.6 million during the three months ended March 31, 2007. Accounts receivable decreased $30.0 million during the three months ended March 31, 2007 and was the primary source of cash from operations. Capital expenditures for the three months ended March 31, 2007 were $2.9 million, of which $1.9 million was for molds and tooling. Payments of outstanding debt under the Company’s credit facilities were $22.4 million during the three months ended March 31, 2007, all of which were made on the Company’s term loan and resulted in the Company paying off its outstanding debt during the quarter. Cash and cash equivalents decreased by $0.1 million during the three months ended March 31, 2007.

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility. The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit. The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit. This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing. As of March 31, 2007, the term loan has been repaid and the term loan is no longer available for borrowing. The revolving line of credit is available until its maturity on September 14, 2008. A portion of the term loan had an interest rate of 3.45% plus applicable margin through the first three years of the facility. The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%. At March 31, 2007, the margin in effect was 0.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit. At March 31, 2007, the commitment fee in effect was 0.20% per annum. Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants. Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum EBITDA and interest coverage and leverage ratios. The credit facility is secured by working capital assets and certain intangible assets. On March 31, 2007, the Company had no outstanding borrowings on the revolving line of credit, and was in compliance with all covenants. At March 31, 2007, the Company had $99.6 million available on its revolving line of credit due to letters of credit outstanding.

During the three months ended March 31, 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan. Write-offs of deferred financing fees are included in interest expense, net in the accompanying condensed consolidated statements of earnings.

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

On February 22, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to $75.0 million of the Company’s common stock. The program has initially been authorized for a period of one year, but may be extended beyond that period or may be suspended at any time. Repurchases may occur from time to time and are expected to be funded by cash flow from operations. As of the date of this report, the Company has not yet repurchased any shares under this program.

In order to support its new product launches and to build consumer awareness of its owned brands, the Company is planning new investment spending of approximately $9.0 million in 2007. The Company estimates that $5.0 million to $7.0 million of this amount will be expensed in 2007. During the quarter ended March 31, 2007, the Company spent $0.6 million. This spending will be focused on key strategic plan initiatives including on-line, digital and traditional consumer marketing and building and launching owned brands.

The Company has met its working capital needs through funds generated from operations and available borrowings under our lines of credit. The Company's working capital requirements fluctuate during the year based on the seasonality related to sales. Due to seasonal increases in demand for the Company's products, working capital financing requirements are usually highest during the third and fourth quarters. The Company expects that capital expenditures during 2007, principally for molds and tooling, will be approximately $15.0 million.

The Company believes that its cash flows from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2007. However, if the Company's capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing. There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

Income taxes. The Company records current and deferred income tax assets and liabilities. Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed. Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets, except for those deferred tax assets for which an allowance has been provided.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  Management considers certain tax exposures and all available evidence when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. If the available evidence were to change in the future, an adjustment to the tax-related balances may be required. Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities on the accompanying condensed consolidated balance sheets.

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

Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments.” The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006. Income from continuing operations before income taxes for the three months ended March 31, 2007 and 2006, includes total expense recognized for all of the Company’s stock-based payment plans.

The fair value of stock options granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option pricing model. Prior to 2007, the Company calculated the expected volatility factor for those options issued under the stock incentive plan to correspond with the average volatility factor of those companies included in a peer group study. The historical stock price movements of the Company’s common stock had not been considered a good indicator of expected future volatility because the Company’s business had changed significantly as a result of acquisitions completed. However, the Company continued to monitor its actual volatility to assess whether its historical stock price movements over the expected option term were a good indicator of expected future results and began using Company specific volatility in 2007.

The Company uses historical data to estimate share option exercise and employee departure behavior used in the Black-Scholes option pricing model. The expected term of the share options granted represents the period in time that share options granted are expected to be outstanding. The risk-free rate for the period within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations, particularly in the Chinese Renminbi or the Hong Kong dollar, could increase the Company’s expenses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere, Nickelodeon and Sesame Street, vehicle manufacturers, agricultural equipment manufacturers and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended December 31, 2006. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

The Company repaid the term loan under its credit facility during the quarter ended March 31, 2007, and had no borrowings outstanding under its revolving line of credit as of March 31, 2007. To the extent that the Company has future borrowings under its revolving line of credit, the Company will be subject to interest rate risk with respect to such borrowings.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

Item 3.     Defaults Upon Senior Securities.

 Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

 Not applicable.

Item 5.    Other Information.

On February 21, 2007, the Company’s Board of Directors, based upon the recommendation of the Compensation Committee, approved amendments to the Company’s Outside Director Compensation Plan to take effect as of January 1, 2007. These amendments are described on Exhibit 10.1 of this report, which is incorporated herein by reference.

Item 6.    Exhibits

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

10.1	Amendment to Outside Director Compensation Plan effective January 1, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

Dated this 30th day of April 2007.

RC2 CORPORATION

By   /s/ Curtis W. Stoelting
        Curtis W. Stoelting,
        Chief Executive Officer

By   /s/ Jody L. Taylor
      Jody L. Taylor,
        Chief Financial Officer and Secretary