Form 10-Q
period 2007-06-30
RC2 CORP
filed 2007-08-07
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

On July 31, 2007, there were outstanding 21,247,696 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

JUNE 30, 2007

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I.                     FINANCIAL INFORMATION

Item 1.  Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)
	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$32,256	$25,365
Accounts receivable, net	76,609	112,937
Inventory	91,956	83,650
Other current assets	14,753	15,016
Total current assets	215,574	236,968
Property and equipment, net	38,497	38,991
Goodwill	244,495	239,067
Intangible assets, net	96,089	96,400
Other non-current assets	3,295	3,214
Total assets	$597,950	$614,640

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$70,882	$84,159
Current maturities of bank term loans	---	22,438
Other current liabilities	2,540	768
Total current liabilities	73,422	107,365
Other non-current liabilities	54,920	55,349
Total liabilities	128,342	162,714
Stockholders’ equity	469,608	451,926
Total liabilities and stockholders' equity	$597,950	$614,640

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Net sales	$92,152	$106,586	$204,745	$208,258
Cost of sales	54,409	56,146	116,540	110,541
Gross profit	37,743	50,440	88,205	97,717
Selling, general and administrative expenses	34,955	36,646	72,723	70,762
Amortization of intangible assets	213	315	426	630
Operating income	2,575	13,479	15,056	26,325
Interest (income) expense, net	(150)	856	152	1,871
Other (income) expense	(110)	37	(576)	(118)
Income from continuing operations before income taxes	2,835	12,586	15,480	24,572
Income tax expense	485	4,538	5,071	8,958
Income from continuing operations	2,350	8,048	10,409	15,614
Income from discontinued operations, net of tax	110	1,087	110	1,011
Net income	$2,460	$9,135	$10,519	$16,625
Basic earnings per common share:
Income from continuing operations	$0.11	$0.39	$0.49	$0.75
Income from discontinued operations	0.01	0.05	0.01	0.05
Net income	$0.12	$0.44	$0.50	$0.80
Diluted earnings per common share:
Income from continuing operations	$0.11	$0.38	$0.48	$0.73
Income from discontinued operations	---	0.05	0.01	0.05
Net income per share	$0.11	$0.43	$0.49	$0.78
Weighted average shares outstanding:
Basic	21,225	20,863	21,170	20,807
Diluted	21,611	21,347	21,565	21,313

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$10,519	$16,625
Income from discontinued operations	(110)	(1,011)
Depreciation and amortization	7,665	7,762
Amortization and write-off of deferred financing costs	382	242
Stock-based compensation	2,349	2,055
Excess tax benefit on stock option exercises	(953)	(1,104)
Gain on disposition of assets	(85)	(6)
Changes in operating assets and liabilities	18,324	(44)
Net cash provided by continuing operations	38,091	24,519
Net cash provided by (used in) discontinued operations	110	(681)
Net cash provided by operating activities	38,201	23,838

Cash flows from investing activities
Purchase of property and equipment	(5,883)	(7,597)
Proceeds from disposition of property and equipment	12	18
Decrease (increase) in other non-current assets	16	(56)
Purchase of the Compass Business, net of cash acquired	(6,761)	---
Proceeds from sale of discontinued operations	110	---
Investments	47	(1,214)
Net cash used in continuing operations	(12,459)	(8,849)
Net cash used in discontinued operations	---	(5)
Net cash used in investing activities	(12,459)	(8,854)

Cash flows from financing activities
Payments to bank on lines of credit	---	(18,270)
Payments to bank on term loans	(22,438)	(10,625)
Issuance of common stock upon option exercises	1,924	2,067
Excess tax benefit on stock option exercises	953	1,104
Purchase of treasury stock	(140)	---
Issuance of common stock for ESPP	95	102
Net cash used in continuing operations	(19,606)	(25,622)
Net cash used in discontinued operations	---	---
Net cash used in financing activities	(19,606)	(25,622)
Effect of exchange rate changes on cash	755	313
Net increase (decrease) in cash and cash equivalents	6,891	(10,325)
Cash and cash equivalents, beginning of year	25,365	25,262
Cash and cash equivalents, end of period	$32,256	$14,937
Supplemental information:
Cash flows during the period for:
Interest paid	$248	$2,096
Income taxes paid	$8,131	$14,752
Income tax refunds received	$838	$384
See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations for the three-month and six-month periods ended June 30, 2007 and 2006, and its cash flows for the six-month periods ended June 30, 2007 and 2006.

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

Note 2 – Business Combination

On May 24, 2007, we acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kings Mills, Ohio.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses, and includes $0.3 million which may be earned in the transaction by Angels Landing if gross sales relating to the Compass Business in 2008 exceed a certain target.  The transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in our condensed consolidated financial statements since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $5.0 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet at June 30, 2007.

The purchase price was allocated to the net assets of Angels Landing based on their estimated relative fair values on May 24, 2007, as follows:

(in thousands)

Total purchase price, including expenses, net of cash acquired		$6,761
Less:
Current assets	$1,399
Property, plant and equipment	838
Liabilities	(484)	(1,753)
Excess of purchase price over net assets acquired		$5,008

The allocation of purchase price is subject to final adjustment based on valuations and other determinations that will be completed as soon as practical but no later than by the end of the second quarter of 2008 including performing valuations to finalize the fair value of any acquired identifiable intangible assets.  To the extent such assets are amortizable, amortization expense will be increased.  The unaudited pro forma condensed consolidated results of operations for the Compass Business are not presented due to the immateriality of the results of operations.

Note 3 – Business Segments

The Company is a leading designer, producer and marketer of innovative, high-quality toys, collectibles and infant products targeted to consumers of all ages.

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

Results are not necessarily those that would be achieved if each segment was an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
(in thousands)	2007	2006
Net sales:
North America	$70,847	$84,655
International	21,476	22,129
Sales and transfers between segments	(171)	(198)
Combined total	$92,152	$106,586

Operating income:
North America	$184	$8,602
International	2,386	4,877
Sales and transfers between segments	5	---
Combined total	$2,575	$13,479

(in thousands)	June 30, 2007	December 31, 2006
Total assets:
North America	$493,848	$517,158
International	104,102	97,482
Combined total	$597,950	$614,640

	Six Months Ended June 30,
(in thousands)	2007	2006
Net sales:
North America	$161,437	$172,592
International	43,644	35,965
Sales and transfers between segments	(336)	(299)
Combined total	$204,745	$208,258

Operating income:
North America	$9,470	$19,596
International	5,575	6,729
Sales and transfers between segments	11	---
Combined total	$15,056	$26,325

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel.  During the fourth quarter of 2006, the Company reclassified its product categories and distribution channels to be more closely aligned with its strategic direction and organization structure.  This presentation is consistent with how the Company views its business.  The Company groups its products into three product categories: infant and toddler products, preschool products and youth and adult products.  The following tables present consolidated net sales by product category and by distribution channel for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
(in thousands)	2007	2006
Infant and toddler products	$44,080	$42,579
Preschool products	30,801	42,176
Youth and adult products	17,271	21,831
Net sales	$92,152	$106,586

Chain retailers	$62,149	$68,708
Specialty retailers, wholesales and OEM dealers	25,587	34,322
Corporate promotional, direct to consumers and other	4,416	3,556
Net sales	$92,152	$106,586

	Six Months Ended June 30,
(in thousands)	2007	2006
Infant and toddler products	$95,480	$86,318
Preschool products	71,494	80,007
Youth and adult products	37,771	41,933
Net sales	$204,745	$208,258

Chain retailers	$142,492	$141,149
Specialty retailers, wholesalers and OEM dealers	55,625	61,009
Corporate promotional, direct to consumers and other	6,628	6,100
Net sales	$204,745	$208,258

Note 4 – Goodwill and Intangible Assets

The change in carrying value of goodwill by reporting unit for the six months ended June 30, 2007 is shown below:

(in thousands)	North America	International	Total
Balance at January 1, 2007	$223,836	$15,231	$239,067
Compass Business acquisition	5,008	---	5,008
Other adjustments	45	375	420
Balance at June 30, 2007	$228,889	$15,606	$244,495

Other adjustments made during the six months ended June 30, 2007 primarily relate to the adoption of FASB Interpretation (FIN) 48 (see Note 5 - Income Taxes) and currency exchange rate changes.

The components of intangible assets, net are as follows:

(in thousands)	June 30, 2007	December 31, 2006
Gross amount of amortizable intangible assets:
Customer relationships	$8,363	$8,363
Other	3,471	3,471
	11,834	11,834
Accumulated amortization of amortizable intangible assets:
Customer relationships	586	485
Other	2,468	2,143
	3,054	2,628
Intangible assets not subject to amortization:
Licenses and trademarks	87,309	87,194
Total intangible assets, net	$96,089	$96,400

Other amortizable intangible assets consist primarily of patents, non-compete agreements and trademarks.  Amortization expense related to amortizable intangible assets for the year 2007 is estimated to be $0.8 million.

Note 5 – Income Taxes

Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the Company’s adoption of FIN 48, the Company recognized a $0.7 million increase to reserves for uncertain tax positions.  This increase was accounted for as a $0.7 million adjustment to the beginning balance of retained earnings which is included in stockholders’ equity and an increase to goodwill on the accompanying condensed consolidated balance sheet at June 30, 2007 of less than $0.1 million.  As of the date of the adoption, the Company had approximately $5.0 million of total gross unrecognized tax benefits of which $1.0 million is included in other current liabilities and $4.0 million is included in other non-current liabilities on the accompanying condensed consolidated balance sheet at June 30, 2007.  Approximately $4.1 million of the total gross unrecognized tax benefits represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2002.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2002.  U.S. federal income tax returns for 2003 through 2006 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax positions reserve by approximately $1.3 million primarily due to the settlement of various state and international income tax audits and court cases.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had $1.7 million accrued for interest and $0.9 million accrued for penalties as of January 1, 2007.  As of June 30, 2007, the Company reversed $0.5 million of interest and penalties recorded at adoption due to the settlement of a tax position with a foreign taxing jurisdiction.

Note 6 – Debt

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit.  This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing.  During the first quarter of 2007, the term loan was repaid and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.   A portion of the term loan had an interest rate of 3.45% plus applicable margin through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At June 30, 2007, the margin in effect was 0.75% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At June 30, 2007, the commitment fee in effect was 0.20% per annum.  Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On June 30, 2007, the Company had no outstanding borrowings on the revolving line of credit, and was in compliance with all covenants.

During the first half of 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Write-offs of deferred financing fees are included in interest (income) expense, net in the accompanying condensed consolidated statement of earnings.

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

Note 7 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease agreements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties. These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis. The Company has license agreements with, among others, entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 500 license agreements, approximately 400 of which are actively used in the Company’s current product lines, with terms generally of two to three years. Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the six months ended June 30, 2007 and 2006.

During the first quarter of 2007, the Company entered into a multi-year digital media agreement which requires monthly payments beginning June 1, 2007 through May 31, 2009.  The aggregate commitment under this agreement is $2.8 million.

Note 8 – Legal Proceedings

See Note 18 – Recall of Certain Thomas & Friends Wooden Railway Toys for a description of certain putative class action lawsuits against the Company with respect to the products subject to the Recall.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

Note 9 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding	Shares Outstanding at
	Shares	Value	at June 30, 2007	December 31, 2006
Voting Common Stock	28,000,000	$0.01	21,240,106	21,052,038

At December 31, 2006, the Company held 1,824,221 shares of its common stock in treasury. During the first half of 2007 and 2006, the Company sold a total of 2,831 shares and 3,214 shares, respectively, out of treasury to Company employees under the employee stock purchase plan (ESPP) for $0.1 million and $0.1 million, respectively.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  Shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company will be held as treasury shares.  The program has initially been authorized for a period of one year, but may be extended beyond that period or may be suspended at any time.  During the second quarter of 2007, the Company repurchased 3,500 shares for $0.1 million under this program.

Note 10 – Stock-Based Payment Arrangements

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

At June 30, 2007, the Company has three stock incentive plans, two of which are dormant, and an ESPP.  Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months and six months ended June 30, 2007 and 2006, are as follows:

	For the three months ended June 30,
(in thousands)	2007	2006
Total expense recognized for stock-based payment plans	$1,303	$1,049
Amount of related income tax benefit recognized in determining net income	$483	$389

	For the six months ended June 30,
(in thousands)	2007	2006
Total expense recognized for stock-based payment plans	$2,349	$2,055
Amount of related income tax benefit recognized in determining net income	$872	$762

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and six months ended June 30, 2007.  Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and six months ended June 30, 2006.

Restricted stock awards or options to purchase stock may be granted under the current stock incentive plan.  A summary of stock option activity for the Company’s stock incentive plans for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding at beginning of the year	1,412,201	$20.15
Changes during the period:
Granted	257,009	39.12
Exercised	148,900	12.92
Cancelled	800	31.27
Expired	16,320	9.84
Outstanding at end of period	1,503,190	$24.22	6.8	$23,745
Exercisable at end of period	785,809	$15.59	5.3	$19,199

The total fair value of options vested during the six months ended June 30, 2007 was $3.2 million.  As of June 30, 2007, there was $12.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options.  That cost is expected to be recognized over a weighted average period of 3.6 years.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period which is generally over two to three years.  A summary of restricted stock awards for the Company’s stock incentive plan for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards at beginning of year	---	$ ---
Changes during the period:
Granted	39,837	41.31
Vested	4,195	40.57
Unvested restricted stock awards at end of period	35,642	$ 41.40	2.6

As of June 30, 2007, there was $1.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.6 years.

Note 11 – Related Party Transactions

The Company purchased some of its finished goods during the first half of 2007 and 2006 from two companies in which relatives of a Company stockholder/director have ownership interests.

Note 12 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months and six months ended June 30, 2007 and 2006 are as follows:

	For the three months ended June 30,
(in thousands)	2007	2006
Service cost	$27	$26
Interest cost	205	197
Expected return on plan assets	(253)	(245)
Amortization of prior service costs	5	5
Amortization of net loss	96	110
Net periodic benefit cost	$80	$93

	For the six months ended June 30,
(in thousands)	2007	2006
Service cost	$54	$52
Interest cost	410	394
Expected return on plan assets	(506)	(490)
Amortization of prior service costs	10	10
Amortization of net loss	192	220
Net periodic benefit cost	$160	$186

The Company did not make any contributions to the pension benefit plan during the six months ended June 30, 2007 and currently does not expect to make any contributions during the fiscal 2007 year.

Note 13 – Discontinued Operations

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line.  The sale of the Company’s trading card business and sports collectibles product line is consistent with the Company’s strategic focus to achieve sustainable organic growth and to concentrate its efforts on its higher growth infant and toddler products and preschool products categories.  The transaction was effective November 1, 2006, and the results of this sold business are presented as discontinued operations in the accompanying condensed consolidated statements of earnings and condensed consolidated statements of cash flows.  The sold business was primarily reported under the North America segment.

Net sales and income before income taxes generated by the sold business for the three months and six months ended June 30, 2006, were as follows:

(in thousands)	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Net sales	$6,121	$7,958
Income before income taxes	$1,722	$1,603

A gain on the sale of $0.1 million, net of income tax benefit, was recognized on this transaction during the second quarter of 2007.  The gain is presented in income from discontinued operations, net of tax, on the accompanying condensed consolidated statements of earnings for the three months and the six months ended June 30, 2007.  This gain represents the final escrow payout which was received during the second quarter of 2007.  For tax purposes, this sale generated a pre-tax capital loss and a valuation allowance was established during the fourth quarter of 2006 because the Company does not believe recoverability of this amount is more likely than not.  The valuation allowance was reduced by less than $0.1 million during the second quarter of 2007 as a result of the gain recorded.

Note 14 – Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 15 – Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share."  Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Options to purchase 513,609 shares and 538,775 shares of common stock were outstanding during the three months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.  Options to purchase 476,544 shares and 538,775 shares of common stock were outstanding during the six months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 16 – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."  SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income for the six months ended June 30, 2007 and 2006 is calculated as follows:

(in thousands)	2007	2006
Net income	$10,519	$16,625
Other comprehensive income – foreign currency
translation adjustments	2,314	1,951
Comprehensive income	$12,833	$18,576

Note 17 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 18 – Recall of Certain Thomas & Friends Wooden Railway Toys

On June 13, 2007, the Company announced the voluntary recall (the Recall) of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line, after an internal investigation linked apparent excess levels of lead with a limited number of paint colors used at a single contract manufacturing facility which purchased paint from an independent supplier.  The Company recorded a charge of $4.0 million, net of tax, or $0.19 per diluted share, in the three months and six months ended June 30, 2007 related to the Recall.  This charge is based on the latest estimates of retailer inventory returns and consumer product replacement costs as of the date of this filing.  The Company currently anticipates incremental professional service fees, air freight, returns and replacement processing, marketing and promotional costs related to the Recall totaling between $3.0 and $4.0 million, net of tax, in the second half of 2007.  These charges include estimated defense costs relating to the class action lawsuits that have been filed against the Company described in the next paragraph.

Following the announcement of the Recall, twelve putative class action lawsuits have been filed against the Company in various U.S. District Courts with respect to the products subject to the Recall.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the Recall, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violation of the federal Consumer Product Safety Act.  The Company intends to vigorously defend against these lawsuits, although no assurances can be given as to the outcome of these matters.  In view of the inherent difficulty of predicting the outcome of litigation, the Company cannot predict the outcome of these lawsuits and has not established any reserves for any potential liability relating to the lawsuits.  As described above, the Company does anticipate incurring estimated defense costs relating to these lawsuits in the second half of 2007.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended June 30, 2007, decreased 13.5% primarily due to lower sales in our preschool and youth and adult products categories and include $3.3 million of recall-related returns and allowances.  Gross margin decreased to 40.9% for the three months ended June 30, 2007, from 47.3% for the three months ended June 30, 2006, primarily due to a less favorable product mix and higher product costs than that experienced in the prior year and $4.1 million of recall-related costs.  Selling, general and administrative expenses as a percentage of net sales increased to 38.0% for the three months ended June 30, 2007, from 34.3% for the three months ended June 30, 2006.  Selling, general and administrative expenses for the three months ended June 30, 2007, include $2.2 million of recall-related costs.  Operating income decreased to $2.6 million for the three months ended June 30, 2007, compared with $13.5 million for the three months ended June 30, 2006.  Operating income for the three months ended June 30, 2007, includes $6.4 million of recall-related costs.  As a percentage of net sales, operating income decreased to 2.8% for the three months ended June 30, 2007, from 12.7% for the three months ended June 30, 2006.

Net sales for the six months ended June 30, 2007, decreased 1.7% primarily due to lower sales in our preschool and youth and adult products categories and include $3.3 million of recall-related returns and allowances.  Gross margin decreased to 43.1% for the six months ended June 30, 2007, from 46.9% for the six months ended June 30, 2006, primarily due to a less favorable product mix and higher product costs than that experienced in the prior year and $4.1 million of recall-related costs.  Selling, general and administrative expenses as a percentage of net sales increased to 35.5% for the six months ended June 30, 2007, from 34.0% for the six months ended June 30, 2006.  Selling, general and administrative expenses for the six months ended June 30, 2007, include $2.2 million of recall-related costs.  Operating income decreased to $15.1 million for the six months ended June 30, 2007, compared with $26.3 million for the six months ended June 30, 2006.  Operating income for the six months ended June 30, 2007, includes $6.4 million of recall-related costs.  As a percentage of net sales, operating income decreased to 7.4% for the six months ended June 30, 2007, from 12.6% for the six months ended June 30, 2006.

On June 13, 2007, the Company announced the voluntary recall (the Recall) of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line.  The Company recorded a charge of $4.0 million, net of tax, or $0.19 per diluted share, in the three months and six months ended June 30, 2007 related to the Recall.  The portion of this charge included in the North America and International segments is $3.1 million and $0.9 million, respectively.  This charge is based on the latest estimates of retailer inventory returns and consumer product replacement costs as of the date of this filing.  The Company currently anticipates incremental professional service fees, air freight, returns and replacement processing, marketing and promotional costs related to the Recall totaling between $3.0 and $4.0 million, net of tax, in the second half of 2007.  These charges include estimated defense costs relating to the class action lawsuits that have been filed against the Company.  The Recall may have a material adverse effect on our business and reputation, and may reduce our net sales and increase our costs in excess of the amounts currently anticipated.  See Part II, Item 1A, “Risk Factors” for additional information.

On May 24, 2007, the Company acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kings Mills, Ohio.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses, and includes $0.3 million which may be earned in the transaction by Angels Landing if gross sales relating to the Compass Business in 2008 exceed a certain target. The transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in our condensed consolidated financial statements since the effective date of the acquisition.  These results did not have a material impact on the three months or six months ended June 30, 2007.

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Net sales.   Net sales for the three months ended June 30, 2007, decreased $14.4 million, or 13.5%, to $92.2 million from $106.6 million for the three months ended June 30, 2006.

Net sales for the three months ended June 30, 2007, excluding $4.5 million in net sales of discontinued product lines and the $3.3 million of recall-related returns and allowances, were $91.0 million, a decrease of 6.9% when compared with net sales for the three months ended June 30, 2006, excluding $8.9 million in net sales of discontinued product lines, of $97.7 million.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company's results.  A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2007 actual	$92.2
Deduct: discontinued product lines	4.5
Add: recall-related returns and allowances	3.3
$91.0

2006 actual	$106.6
Deduct: discontinued product lines	8.9
$97.7

Net sales decreases occurred in our preschool products and youth and adult products categories, but these decreases were partially offset by an increase in our infant and toddler products category.

Net sales in our preschool products category decreased 27.0% primarily due to lower sales of our Bob the Builder, John Deere and Thomas & Friends toy product lines and ride-ons.  We expect the negative trends in ride-ons to continue during the remainder of 2007.  In addition, recall-related returns and allowances of $3.3 million negatively impacted the net sales in the preschool products category.  Excluding the $3.3 million of recall-related returns and allowances, our preschool products category decreased 19.2%.  Net sales in our youth and adult products category decreased 20.6% primarily due to lower sales of discontinued products.  Excluding net sales related to the discontinued product lines, net sales in our youth and adult product category decreased 1.5%.  Net sales in our infant and toddler category increased 3.5% primarily driven by our SoothieTM bottle feeding system, our American Red Cross health and wellness products marketed under our The First Years brand and the newly re-launched Lamaze infant development products.  Information in this paragraph regarding net sales in our preschool products category excluding recall-related returns and allowances and in our youth and adult products category excluding net sales related to discontinued product lines constitutes non-GAAP financial information.   Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company's results.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2007	2006	Difference	% Change
Preschool products actual	$30.8	$42.2	$(11.4)	(27.0)%
Add: recall-related returns and allowances	3.3	---	(3.3)	---
	$34.1	$42.2	$(8.1)	(19.2)%

Youth and adult products actual	$17.3	$21.8	$(4.5)	(20.6)%
Deduct: discontinued product lines	4.5	8.8	(4.3)	(48.9)
	$12.8	$13.0	$(0.2)	(1.5)%

Gross profit.  Gross profit decreased $12.7 million, or 25.2%, to $37.7 million for the three months ended June 30, 2007, from $50.4 million for the three months ended June 30, 2006.  As a percentage of net sales, gross profit margin decreased to 40.9% in the three months ended June 30, 2007, compared with 47.3% in the three months ended June 30, 2006, primarily due to a less favorable product mix and higher product costs, especially the effect of increased China and raw material costs, particularly zinc, than that experienced in the prior year and $4.1 million of recall-related costs.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.6 million, or 4.4%, to $35.0 million for the three months ended June 30, 2007, from $36.6 million for the three months ended June 30, 2006.  As a percentage of net sales, selling, general and administrative expenses increased to 38.0% for the three months ended June 30, 2007, from 34.3% for the three months ended June 30, 2006.  Selling, general and administrative expenses for the three months ended June 30, 2007, include $2.2 million of recall-related costs.

Operating income.  Operating income decreased to $2.6 million for the three months ended June 30, 2007, from $13.5 million for the three months ended June 30, 2006.  As a percentage of net sales, operating income decreased to 2.8% in the three months ended June 30, 2007, from 12.7% in the three months ended June 30, 2006.  Operating income for the three months ended June 30, 2007, were negatively impacted by $6.4 million of recall-related costs.

Net interest expense.  Net interest income of $0.2 million for the three months ended June 30, 2007, relates primarily to earnings on cash balances.  Net interest expense of $0.9 million for the three months ended June 30, 2006, relates primarily to bank term loans and lines of credit.  The favorable change in net interest (income) expense is primarily due to the absence of outstanding debt during the three months ended June 30, 2007.

Income tax.  Income tax expense for the three months ended June 30, 2007 and 2006, includes provisions for federal, state and foreign income taxes at an effective rate of 36.5% and 36.9%, respectively.  However, the tax rate, including discrete items, for the three months ended June 30, 2007 and 2006 is 17.1% and 36.1%, respectively.  Additionally, during the three months ended June 30, 2007, the Company reversed $0.5 million, or $0.02 per diluted share, of interest and penalties recorded at the adoption of FASB Interpretation (FIN) 48 due to the settlement of a tax position with a foreign taxing jurisdiction.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Net sales.   Net sales for the six months ended June 30, 2007, decreased $3.6 million, or 1.7%, to $204.7 million from $208.3 million for the six months ended June 30, 2006.

Net sales for the six months ended June 30, 2007, excluding $10.4 million in net sales of discontinued product lines and the $3.3 million of recall-related returns and allowances, were $197.6 million, an increase of 2.9% when compared with net sales for the six months ended June 30, 2006, excluding $16.3 million in net sales of discontinued product lines, of $192.0 million.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company's results.  A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2007 actual	$204.7
Deduct: discontinued product lines	10.4
Add: recall-related returns and allowances	3.3
$197.6

2006 actual	$208.3
Deduct: discontinued product lines	16.3
$192.0

Net sales decreases occurred in our preschool products and youth and adult products categories, but these decreases were partially offset by an increase in our infant and toddler products category.

Net sales in our preschool products category decreased 10.6% primarily due to lower sales of our John Deere and Thomas & Friends toy product lines and ride-ons.  We expect the negative trends in ride-ons to continue during the remainder of 2007.  In addition, recall-related returns and allowances of $3.3 million negatively impacted the net sales in the preschool products category.  Excluding the $3.3 million of recall-related returns and allowances, our preschool products category decreased 6.5%.  Net sales in our youth and adult products category decreased 9.8% primarily due to lower sales of discontinued products.  Excluding net sales related to the discontinued product lines, net sales in our youth and adult products category increased 6.2%.  Net sales in our infant and toddler products category increased 10.6% primarily driven by our Take & Toss® toddler self-feeding system, our Soothie bottle feeding system, our American Red Cross health and wellness products marketed under our The First Years brand and the newly re-launched Lamaze infant development products.  Information in this paragraph regarding net sales in our preschool products category excluding recall-related returns and allowances and in our youth and adult products category excluding net sales related to discontinued product lines constitutes non-GAAP financial information.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company's results.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2007	2006	Difference	% Change
Preschool products actual	$71.5	$80.0	$(8.5)	(10.6)%
Add: recall-related returns and allowances	3.3	---	(3.3)	---
	$74.8	$80.0	$(5.2)	(6.5)%

Youth and adult products actual	$37.8	$41.9	$(4.1)	(9.8)%
Deduct: discontinued product lines	10.4	16.1	(5.7)	(35.4)
	$27.4	$25.8	$1.6	6.2%

Gross profit.  Gross profit decreased $9.5 million, or 9.7%, to $88.2 million for the six months ended June 30, 2007, from $97.7 million for the six months ended June 30, 2006.  As a percentage of net sales, the gross profit margin decreased to 43.1% in the six months ended June 30, 2007, compared with 46.9% in the six months ended June 30, 2006, primarily due to a less favorable product mix and higher product costs, especially the effect of increased China and raw material costs, particularly zinc, than that experienced in the prior year and $4.1 million of recall-related costs.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.9 million, or 2.7%, to $72.7 million for the six months ended June 30, 2007, from $70.8 million for the six months ended June 30, 2006.  As a percentage of net sales, selling, general and administrative expenses increased to 35.5% for the six months ended June 30, 2007, from 34.0% for the six months ended June 30, 2006.  Selling, general and administrative expenses for the six months ended June 30, 2007, include $2.2 million of recall-related costs.

Operating income.  Operating income decreased to $15.1 million for the six months ended June 30, 2007, from $26.3 million for the six months ended June 30, 2006.  As a percentage of net sales, operating income decreased to 7.4% in the six months ended June 30, 2007, from 12.6% in the six months ended June 30, 2006.  Operating income for the six months ended June 30, 2007, were negatively impacted by $6.4 million of recall-related costs.

Net interest expense.  Net interest expense of $0.2 million for the six months ended June 30, 2007, and $1.9 million for the six months ended June 30, 2006, relates primarily to bank term loans and lines of credit.  The decrease in net interest expense was primarily due to the decrease in average outstanding debt balances partially offset by the write-off of $0.2 million of deferred financing fees related to the Company’s voluntary payment of the remaining balance of its term loan.

Income tax.  Income tax expense for the six months ended June 30, 2007 and 2006, includes provisions for federal, state and foreign income taxes at an effective rate of 36.5% and 36.9%, respectively.  However, the tax rate, including discrete items, for the six months ended June 30, 2007 and 2006, is 32.8% and 36.5%, respectively.  Additionally, during the three months ended June 30, 2007, the Company reversed $0.5 million, or $0.02 per diluted share, of interest and penalties recorded at the adoption of FIN 48 due to the settlement of a tax position with a foreign taxing jurisdiction.

Related Party Transactions

The Company purchased some of its finished goods during the first half of 2007 and 2006 from two companies in which relatives of a Company stockholder/director have ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $38.2 million during the six months ended June 30, 2007.  Accounts receivable decreased $38.9 million during the six months ended June 30, 2007, and was the primary source of cash from operations.  Inventory increased $6.7 million during the six months ended June 30, 2007.  Capital expenditures for the six months ended June 30, 2007, were $5.9 million, of which $4.2 million was for molds and tooling.  Payments of outstanding debt under the Company’s credit facilities were $22.4 million for the six months ended June 30, 2007, all of which were made on the Company’s term loan and resulted in the Company paying off its outstanding debt during the first quarter of 2007.  The Company also used $6.8 million of cash to purchase the Compass Business during the second quarter of 2007.  Cash and cash equivalents increased by $6.9 million during the six months ended June 30, 2007.

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit.  This additional capacity is currently uncommitted by the lenders and must be approved by the lenders upon the Company’s request for borrowing.  During the first quarter of 2007, the term loan was repaid and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45% plus applicable margin through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At June 30, 2007, the margin in effect was 0.75% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At June 30, 2007, the commitment fee in effect was 0.20% per annum.  Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On June 30, 2007, the Company had no outstanding borrowings on the revolving line of credit, and was in compliance with all covenants.  At June 30, 2007, the Company had $99.8 million available on its revolving line of credit due to letters of credit outstanding.

During the six months ended June 30, 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Write-offs of deferred financing fees are included in interest (income) expense, net in the accompanying condensed consolidated statements of earnings.

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

On February 22, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to $75.0 million of the Company’s common stock.  The program has initially been authorized for a period of one year, but may be extended beyond that period or may be suspended at any time.  Repurchases may occur from time to time and are expected to be funded by cash flow from operations as well as borrowings on the Company's revolving line of credit.  During the six months ended June 30, 2007, the Company repurchased 3,500 shares for $0.1 million under this program.

In order to support its new product launches and to build consumer awareness of its owned brands, the Company is planning new investment spending of approximately $9.0 million in 2007.  The Company estimates that $5.0 million to $7.0 million of this amount will be expensed in 2007.  During the six months ended June 30, 2007, the Company spent $1.9 million, of which $0.8 million has been expensed.  This spending will be focused on key strategic plan initiatives including on-line, digital and traditional consumer marketing and building and launching owned brands.

The Company has met its working capital needs through funds generated from operations and available borrowings under our lines of credit.  The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales.  Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters.  The Company expects that capital expenditures during 2007, principally for molds and tooling, will be approximately $13.0 million.

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

Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Management considers certain tax exposures and all available evidence when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  If the available evidence were to change in the future, an adjustment to the tax-related balances may be required.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities on the accompanying condensed consolidated balance sheets.

Accrued allowances.  The Company ordinarily accepts returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Other allowances can also be issued for defective merchandise, volume programs and co-op advertising.  All allowances are accrued for throughout the year, as sales are recorded.  The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates.  For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved.  The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the target for the participating customer will not be reached, the Company will change the estimate for that customer as required.  In addition to regular allowances for defective merchandise which are recorded throughout the year, as sales are recorded, based on historical results, the Company may also establish an allowance for returns relating to a specific product or issue.  In connection with the Recall, the Company has established an allowance for returns of the affected products in the three months and six months ended June 30, 2007, based on the latest estimates of retailer inventory returns as well as consumer product replacement costs as of the date of this filing.

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

Stock-based compensation.  On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments.”  The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006.  Income from continuing operations before income taxes for the three months and six months ended June 30, 2007 and 2006, includes total expense recognized for all of the Company’s stock-based payment plans.

The fair value of stock options granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option pricing model.  Prior to 2007, the Company calculated the expected volatility factor for those options issued under the stock incentive plan to correspond with the average volatility factor of those companies included in a peer group study.  The historical stock price movements of the Company’s common stock had not been considered a good indicator of expected future volatility because the Company’s business had changed significantly as a result of acquisitions completed.  However, the Company continued to monitor its actual volatility to assess whether its historical stock price movements over the expected option term were a good indicator of expected future result and began using Company specific volatility in 2007.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:  the risk that the charges and expenses the Company expects relating to the Recall may increase based on the amount of inventory of affected products at retailers, the amount of affected products that may be returned by consumers and the cost of providing replacement products to consumers and retailers; the outcome of the class action lawsuits that have been filed against the Company related to the Recall and the possibility of potential new claims or litigation; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins;  currency exchange rate fluctuations, particularly in the Chinese Renminbi or the Hong Kong dollar, could increase the Company’s expenses; customers and consumers may not accept the Company's products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs;  the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere, Nickelodeon and Sesame Street,  vehicle manufacturers, agricultural equipment manufacturers and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended December 31, 2006 and Part II, Item 1A, “Risk Factors,” below in this report.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

The Company repaid the term loan under its credit facility during the first quarter of 2007, and had no borrowings outstanding under its revolving line of credit as of June 30, 2007.  To the extent that the Company has future borrowings under its revolving line of credit, the Company will be subject to interest rate risk with respect to such borrowings.

The Company's net sales are primarily denominated in U.S. dollars, with approximately 20.0% of the Company's net sales during the six months ended June 30, 2007, denominated in British pounds sterling, Australian dollars, Euros or Canadian dollars.  The Company's purchases of finished goods from Chinese manufacturers are denominated in Hong Kong dollars.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  During July 2005, China revalued the Chinese Renminbi, abandoning the former method of pegging the Chinese Renminbi to the U.S. dollar.  As expenses for the Company's Chinese manufacturers are primarily denominated in Chinese Renminbi, a material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company's expenses and therefore could adversely affect the Company's profitability.  The Company is also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from the Company's foreign subsidiaries to the United States.  Historically, the Company has not hedged its foreign currency risk.

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

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.

On June 13, 2007, the Company announced the voluntary recall (the Recall) of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line, after an internal investigation linked apparent excess levels of lead with a limited number of paint colors used at a single contract manufacturing facility which purchased paint from an independent supplier.

Following the announcement of the Recall, twelve putative class action lawsuits have been filed against the Company in various U.S. District Courts with respect to the products subject to the Recall.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the Recall, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violating the federal Consumer Products Safety Act.  The Company intends to vigorously defend against these lawsuits, although no assurances can be given as to the outcome of these matters.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

Item 1A.      Risk Factors

Except as provided below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2006.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The Recall relating to certain Thomas & Friends Wooden Railway products could increase our costs in excess of current estimates and could harm our reputation or otherwise reduce our net sales and profitability.

The Company recorded a charge of $4.0 million, net of tax, or $0.19 per diluted share, in the three months and six months ended June 30, 2007, related to the Recall, based on the latest estimates of retailer inventory returns and consumer product replacement costs as of the date of this filing.  In addition, the Company currently anticipates incremental professional service fees, air freight, returns and replacement processing, marketing and promotional costs related to the Recall totaling between $3.0 million and $4.0 million, net of tax, in the second half of 2007.  Since these current and expected future charges are based on estimates, they may increase based on a number of factors, many of which are outside of the Company’s control, including the amount of inventory of affected products at retailers, the amount of affected products that may be returned by consumers and the cost of providing replacement products to consumers and retailers.  Any increase in the costs relating to the Recall would further reduce our net sales and profitability.  In addition, addressing the Recall and issues relating to the Recall will likely divert management’s attention and resources from our business.

The Recall may also harm our reputation and consumer acceptance of the affected products or our other products, which may have an adverse effect on our net sales.  The Recall may harm our relationships with our retail customers, including the willingness of those customers to purchase and provide shelf space for our products and to support retailer driven promotions and advertising for our products. The Recall may also harm our relationship with the licensor (the Licensor) who has granted the license under which we market the products affected by the Recall (the License).  The License, like most of our other licenses, gives the Licensor the right to terminate if we breach covenants relating to the safety of the products or their compliance with safety regulations.  Any termination of the License, or any adverse effect of the Recall on our relationship with the Licensor and the terms of our other licenses with the Licensor, may have a material adverse effect on our business and prospects and could reduce our profitability.

At June 30, 2007, we have intangible assets not subject to amortization of $33.1 million relating to the License.  These intangible assets are not subject to amortization because they have indefinite useful lives.  As of the date of this report, we have determined that there is no impairment of these intangible assets or change to the indefinite useful lives.  However, we will continue to monitor these intangible assets for impairment or a change in the indefinite useful lives in light of the status of the Recall and related events, including the class action litigation.  Any impairment or change in the useful lives of the intangible assets would increase our expenses and reduce our profitability.

We face class action lawsuits relating to the Recall that could require us to pay damages or settlement costs or otherwise harm our business.

Following the announcement of the Recall, twelve putative class action lawsuits have been filed against the Company in various U.S. District Courts with respect to the products subject to the Recall.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the Recall, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violating the federal Consumer Products Safety Act.  We are not currently able to estimate any amount of damages that we may be required to pay in connection with these lawsuits.  These lawsuits, which may be expected to continue for years, are currently in a very early stage and the Company has very little information as to the course they may take.  In view of the inherent difficulty of predicting the outcome of litigation, we cannot predict the outcome of these lawsuits and have not established any reserves for any potential liability relating to the lawsuits.  As described above, we do anticipate establishing a reserve for estimated defense costs relating to these lawsuits in the second half of 2007.  Any unfavorable outcomes in these lawsuits, resulting in the payment of substantial damages, could have a material adverse effect on our business and prospects and could reduce our profitability.  In addition, addressing these lawsuits will likely divert management’s attention and resources from our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (000s)
April 1, 2007 – April 30, 2007	---	$	---	---	$	---
May 1, 2007 – May 31, 2007	---		---	---		---
June 1, 2007 – June 30, 2007	3,500		40.03	3,500		74,860
Total	3,500		$40.03	3,500		$74,860

On February 22, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to $75.0 million of the Company’s common stock.  The program has initially been authorized for a period of one year, but may be extended beyond that period or may be suspended at any time.  Repurchases may occur from time to time and are expected to be funded by cash flow from operations as well as borrowings on the Company's revolving line of credit.

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

10.1
Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 29, 2006, among the Company, certain of its subsidiaries, Harris N.A., as lender and agent, and the other lenders named therein.

10.2
Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2007, among the Company, certain of its subsidiaries, Harris N.A., as lender and agent, and the other lenders named therein.

10.3
Sixth Amendment to Amended and Restated Credit Agreement, effective as of June 30, 2007, among the Company, certain of its subsidiaries, Harris N.A., as lender and agent, and the other agents named therein.

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

Dated this 7th day of August 2007.

RC2 CORPORATION

By  /s/ Curtis W. Stoelting
                       Curtis W. Stoelting, Chief
                       Executive Officer

By   /s/ Jody L. Taylor
Jody L. Taylor, Chief Financial
Officer and Secretary