Form 10-Q
period 2007-09-30
RC2 CORP
filed 2007-11-07
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

                Large Accelerated filer     X                     Accelerated filer  ____                   Non-acclerated filer ____

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

                                      Yes                                         No     X

On October 24, 2007, there were outstanding 18,954,649 shares of the Registrant's $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

SEPTEMBER 30, 2007

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$43,182	$25,365
Accounts receivable, net	121,685	112,937
Inventory	78,978	83,650
Other current assets	15,037	15,016
Total current assets	258,882	236,968
Property and equipment, net	37,416	38,991
Goodwill	244,876	239,067
Intangible assets, net	95,994	96,400
Other non-current assets	3,169	3,214
Total assets	$640,337	$614,640

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$86,672	$84,159
Line of credit	80,000	---
Current maturities of bank term loans	---	22,438
Other current liabilities	2,946	768
Total current liabilities	169,618	107,365
Other non-current liabilities	54,242	55,349
Total liabilities	223,860	162,714
Stockholders’ equity	416,477	451,926
Total liabilities and stockholders' equity	$640,337	$614,640

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Net sales	$145,681	$156,021	$350,426	$364,279
Cost of sales	81,798	82,574	198,338	193,115
Gross profit	63,883	73,447	152,088	171,164
Selling, general and administrative expenses	47,950	42,425	120,673	113,187
Amortization of intangible assets	208	315	634	945
Operating income	15,725	30,707	30,781	57,032
Interest expense, net	355	944	507	2,815
Other (income) expense	(411)	273	(987)	155
Income from continuing operations before income taxes	15,781	29,490	31,261	54,062
Income tax expense	5,012	10,758	10,083	19,716
Income from continuing operations	10,769	18,732	21,178	34,346
Income from discontinued operations, net of tax	---	641	110	1,652
Net income	$10,769	$19,373	$21,288	$35,998
Basic earnings per common share:
Income from continuing operations	$0.52	$0.90	$1.01	$1.65
Income from discontinued operations	---	0.03	0.01	0.08
Net income	$0.52	$0.93	$1.02	$1.73
Diluted earnings per common share:
Income from continuing operations	$0.52	$0.88	$0.99	$1.61
Income from discontinued operations	---	0.03	0.01	0.08
Net income per share	$0.52	$0.91	$1.00	$1.69
Weighted average shares outstanding:
Basic	20,523	20,917	20,952	20,844
Diluted	20,850	21,365	21,336	21,337

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$21,288	$35,998
Income from discontinued operations	(110)	(1,652)
Depreciation and amortization	11,191	11,687
Amortization and write-off of deferred financing costs	470	376
Stock-based compensation	3,544	3,064
Excess tax benefit on stock option exercises	(1,023)	(1,411)
Gain on disposition of assets	(21)	(6)
Changes in operating assets and liabilities	2,506	(20,655)
Net cash provided by continuing operations	37,845	27,401
Net cash provided by discontinued operations	110	11
Net cash provided by operating activities	37,955	27,412
Cash flows from investing activities
Purchase of property and equipment	(8,134)	(10,914)
Proceeds from disposition of property and equipment	13	18
Decrease (increase) in other non-current assets	22	(45)
Purchase of the Compass Business, net of cash acquired	(6,772)	---
Proceeds from sale of discontinued operations	110	---
Investments	47	(1,214)
Net cash used in continuing operations	(14,714)	(12,155)
Net cash used in discontinued operations	---	(5)
Net cash used in investing activities	(14,714)	(12,160)
Cash flows from financing activities
Net borrowings from (payments to) bank on lines of credit	80,000	(8,270)
Payments to bank on term loans	(22,438)	(15,938)
Issuance of common stock upon option exercises	1,975	2,244
Excess tax benefit on stock option exercises	1,023	1,411
Purchase of treasury stock	(68,131)	---
Issuance of common stock for ESPP	134	156
Financing fees paid	---	(182)
Net cash used in continuing operations	(7,437)	(20,579)
Net cash used in discontinued operations	---	---
Net cash used in financing activities	(7,437)	(20,579)
Effect of exchange rate changes on cash	2,013	470
Net increase (decrease) in cash and cash equivalents	17,817	(4,857)
Cash and cash equivalents, beginning of year	25,365	25,262
Cash and cash equivalents, end of period	$43,182	$20,405
Supplemental information:
Cash flows during the period for:
Interest paid	$492	$2,931
Income taxes paid	$11,064	$18,317
Income tax refunds received	$839	$530
See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and its cash flows for the nine-month periods ended September 30, 2007 and 2006.

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

Note 2 – Business Combination

On May 24, 2007, the Company acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kings Mills, Ohio.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses, and includes $0.3 million which may be earned in the transaction by Angels Landing if gross sales relating to the Compass Business in 2008 exceed a certain target.  The transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in the Company’s condensed consolidated financial statements since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $5.0 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet at September 30, 2007.

The purchase price was allocated to the net assets of Angels Landing based on their estimated relative fair values on May 24, 2007, as follows:

(in thousands)

Total purchase price, including expenses, net of cash acquired		$6,772
Less:
Current assets	$1,398
Property, plant and equipment	838
Liabilities	(485)	(1,751)
Excess of purchase price over net assets acquired		$5,021

The allocation of purchase price is subject to final adjustment based on valuations and other determinations that will be completed as soon as practical but no later than by the end of the second quarter of 2008 including performing valuations to finalize the fair value of any acquired identifiable intangible assets.  To the extent such assets are amortizable, amortization expense will be increased.  The unaudited pro forma condensed consolidated results of operations for the Compass Business are not presented due to the immateriality of its results of operations.

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

Results are not necessarily those that would be achieved if each segment was an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
(in thousands)	2007	2006
Net sales:
North America	$115,208	$131,741
International	30,695	24,553
Sales and transfers between segments	(222)	(273)
Combined total	$145,681	$156,021

Operating income:
North America	$11,165	$25,581
International	4,789	5,126
Sales and transfers between segments	(229)	---
Combined total	$15,725	$30,707

(in thousands)	September 30, 2007	December 31, 2006
Total assets:
North America	$516,803	$517,158
International	123,534	97,482
Combined total	$640,337	$614,640

	Nine Months Ended September 30,
(in thousands)	2007	2006
Net sales:
North America	$276,645	$304,333
International	74,339	60,518
Sales and transfers between segments	(558)	(572)
Combined total	$350,426	$364,279

Operating income:
North America	$20,635	$45,177
International	10,364	11,855
Sales and transfers between segments	(218)	---
Combined total	$30,781	$57,032

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel.  During the fourth quarter of 2006, the Company reclassified its product categories and distribution channels to be more closely aligned with its strategic direction and organization structure.  This presentation is consistent with how the Company views its business.  The Company groups its products into three product categories: infant and toddler products, preschool products and youth and adult products.  The following tables present consolidated net sales by product category and by distribution channel for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
(in thousands)	2007	2006
Infant and toddler products	$47,509	$44,783
Preschool products	60,954	73,684
Youth and adult products	37,218	37,554
Net sales	$145,681	$156,021

Chain retailers	$98,643	$108,267
Specialty retailers, wholesales and OEM dealers	42,539	42,626
Corporate promotional, direct to consumers and other	4,499	5,128
Net sales	$145,681	$156,021

	Nine Months Ended September 30,
(in thousands)	2007	2006
Infant and toddler products	$142,989	$131,101
Preschool products	132,448	153,691
Youth and adult products	74,989	79,487
Net sales	$350,426	$364,279

Chain retailers	$241,135	$249,416
Specialty retailers, wholesalers and OEM dealers	98,164	103,635
Corporate promotional, direct to consumers and other	11,127	11,228
Net sales	$350,426	$364,279

Note 4 – Goodwill and Intangible Assets

The change in carrying value of goodwill by reporting unit for the nine months ended September 30, 2007 is shown below:

(in thousands)	North America	International	Total
Balance at January 1, 2007	$223,836	$15,231	$239,067
Compass Business acquisition	5,021	---	5,021
Other adjustments	45	743	788
Balance at September 30, 2007	$228,902	$15,974	$244,876

Other adjustments made during the nine months ended September 30, 2007 primarily relate to the adoption of FASB Interpretation (FIN) 48 (see Note 5 - Income Taxes) and currency exchange rate changes.

The components of intangible assets, net are as follows:

(in thousands)	September 30, 2007	December 31, 2006
Gross amount of amortizable intangible assets:
Customer relationships	$8,363	$8,363
Other	3,471	3,471
	11,834	11,834
Accumulated amortization of amortizable intangible assets:
Customer relationships	637	485
Other	2,625	2,143
	3,262	2,628
Intangible assets not subject to amortization:
Licenses and trademarks	87,422	87,194
Total intangible assets, net	$95,994	$96,400

Other amortizable intangible assets consist primarily of patents, non-compete agreements and trademarks.  Amortization expense related to amortizable intangible assets for the year 2007 is estimated to be $0.8 million.

Note 5 – Income Taxes

Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the Company’s adoption of FIN 48, the Company recognized a $0.7 million increase to reserves for uncertain tax positions.  This increase was accounted for as a $0.7 million adjustment to the beginning balance of retained earnings which is included in stockholders’ equity and an increase to goodwill on the accompanying condensed consolidated balance sheet of less than $0.1 million.  As of the date of the adoption, the Company had approximately $5.0 million of total gross unrecognized tax benefits.  Approximately $4.1 million of the total gross unrecognized tax benefits represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2003.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2003.  U.S. federal income tax returns for 2004 through 2006 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.6 million primarily due to the settlement of various state and international income tax audits and court cases.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had $1.7 million accrued for interest and $0.9 million accrued for penalties as of January 1, 2007.

During the nine months ended September 30, 2007, the Company reversed $0.5 million of interest and penalties recorded at adoption due to the settlement of a tax position with a foreign taxing jurisdiction.  The Company also reversed $0.2 million of tax reserves due to the expiration of the 2003 statute of limitations.  Accompanying the reversal of the tax reserves was the reversal of $0.1 million in interest and penalties.

Note 6 – Debt

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit which subsequent to September 30, 2007, was approved by the lenders upon the Company’s request.  During the first quarter of 2007, the term loan was repaid and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.   A portion of the term loan had an interest rate of 3.45% plus applicable margin through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At September 30, 2007, the margin in effect was 0.75% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At September 30, 2007, the commitment fee in effect was 0.20% per annum.  Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On September 30, 2007, the Company had $80.0 million outstanding on the revolving line of credit, and was in compliance with all covenants.

During the first quarter of 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Write-offs of deferred financing fees are included in interest expense, net in the accompanying condensed consolidated statements of earnings.

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

The Company markets a significant portion of its products under licenses from other parties. These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis. The Company has license agreements with, among others, entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 500 license agreements, approximately 400 of which are actively used in the Company’s current product lines, with terms generally of two to three years. Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets. The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the nine months ended September 30, 2007 and 2006.

During the first quarter of 2007, the Company entered into a multi-year digital media agreement which requires monthly payments beginning June 1, 2007 through May 31, 2009.  The aggregate commitment under this agreement is $2.8 million.

Note 8 – Legal Proceedings

See Note 18 – Recalls of Certain Thomas & Friends Wooden Railway Toys for a description of certain putative class action lawsuits against the Company with respect to the products subject to the recalls.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

Note 9 - Common Stock

Authorized and outstanding shares and the par value of the Company's voting common stock are as follows:

	Authorized	Par	Shares Outstanding at	Shares Outstanding at
	Shares	Value	September 30, 2007	December 31, 2006
Voting Common Stock	28,000,000	$0.01	19,005,300	21,052,038

At December 31, 2006, the Company held 1,824,221 shares of its common stock in treasury. During the nine months ended September 30, 2007 and 2006, the Company sold a total of 3,921 shares and 4,782 shares, respectively, out of treasury to Company employees under the employee stock purchase plan (ESPP) for $0.1 million and $0.2 million, respectively.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  Shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company will be held as treasury shares.  The program has initially been authorized for a period of one year, but may be extended beyond that period or may be suspended at any time.  During the nine months ended September 30, 2007, the Company repurchased 2,246,396 shares for $68.1 million under this program.  These repurchases were funded via borrowings on the Company’s revolving line of credit.  Subsequent to September 30, 2007, the Company’s Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.

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

At September 30, 2007, the Company has three stock incentive plans, two of which are dormant, and an ESPP.  Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months and nine months ended September 30, 2007 and 2006, are as follows:

	For the three months ended September 30,
(in thousands)	2007	2006
Total expense recognized for stock-based payment plans	$1,195	$1,009
Amount of related income tax benefit recognized in determining net income	$443	$375

	For the nine months ended September 30,
(in thousands)	2007	2006
Total expense recognized for stock-based payment plans	$3,544	$3,064
Amount of related income tax benefit recognized in determining net income	$1,315	$1,137

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and nine months ended September 30, 2007 and 2006.

Restricted stock awards or options to purchase stock may be granted under the current stock incentive plan.  A summary of stock option activity for the Company’s stock incentive plans for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding at beginning of the year	1,412,201	$20.15
Changes during the period:
Granted	257,009	39.12
Exercised	155,900	12.67
Cancelled	800	31.27
Expired	16,320	9.84
Outstanding at end of period	1,496,190	$24.30	6.6	$10,990
Exercisable at end of period	779,886	$15.68	5.1	$10,271

The total fair value of options vested during the nine months ended September 30, 2007 was $3.2 million.  As of September 30, 2007, there was $11.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options.  That cost is expected to be recognized over a weighted average period of 3.4 years.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period which is generally over two to three years.  A summary of restricted stock awards for the Company’s stock incentive plans for the nine months ended September 30, 2007 is as follows:

	Number of Shares		Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards at beginning of year	---	$	---
Changes during the period:
Granted	39,837		38.22
Vested	4,195		40.57
Unvested restricted stock awards at end of period	35,642		$37.94	2.3

As of September 30, 2007, there was $1.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Note 11 – Related Party Transactions

The Company purchased some of its finished goods during the nine months ended September 30, 2007 and 2006 from two companies in which relatives of a Company stockholder/director have ownership interests.

Note 12 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined retirement benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	For the three months ended September 30,
(in thousands)	2007	2006
Service cost	$26	$27
Interest cost	205	197
Expected return on plan assets	(253)	(245)
Amortization of prior service costs	4	5
Amortization of net loss	96	110
Net periodic benefit cost	$78	$94

	For the nine months ended September 30,
(in thousands)	2007	2006
Service cost	$80	$79
Interest cost	615	591
Expected return on plan assets	(759)	(735)
Amortization of prior service costs	14	15
Amortization of net loss	288	330
Net periodic benefit cost	$238	$280

The Company made a contribution of $0.6 million  to the pension benefit plan during the nine months ended September 30, 2007 and currently does not expect to make any additional contributions during the remainder of the fiscal 2007 year.

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

Net sales and income before income taxes generated by the sold business for the three months and nine months ended September 30, 2006, were as follows:

(in thousands)	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Net sales	$4,433	$12,391
Income before income taxes	$1,018	$2,621

A gain on the sale of $0.1 million, net of income tax benefit, was recognized on this transaction during the second quarter of 2007.  The gain is presented in income from discontinued operations, net of tax, on the accompanying condensed consolidated statement of earnings for the nine months ended September 30, 2007.  This gain represents the final escrow payout which was received during the second quarter of 2007.  For tax purposes, this sale generated a pre-tax capital loss and a valuation allowance was established during the fourth quarter of 2006 because the Company does not believe recoverability of this amount is more likely than not.  The valuation allowance was reduced by less than $0.1 million during the second quarter of 2007 as a result of the gain recorded.

Note 14 – Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 15 – Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share."  Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Options to purchase 773,921 shares and 548,875 shares of common stock were outstanding during the three months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.  Options to purchase 507,201 shares and 503,067 shares of common stock were outstanding during the nine months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 16 – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."  SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income for the nine months ended September 30, 2007 and 2006 is calculated as follows:

(in thousands)	2007	2006
Net income	$21,288	$35,998
Other comprehensive income – foreign currency
translation adjustments	4,972	3,577
Comprehensive income	$26,260	$39,575

Note 17 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  In addition, see Note 18 - Recalls of Certain Thomas & Friends Wooden Railway Toys relating to the reclassification of certain recall-related costs included in the three month and nine month periods ended September 30, 2007.

Note 18 – Recalls of Certain Thomas & Friends Wooden Railway Toys

On June 13, 2007, the Company announced the voluntary recall of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line, after an internal investigation linked apparent excess levels of lead with a limited number of paint colors used at a single contract manufacturing facility which purchased paint from an independent supplier.  On September 26, 2007, the Company announced the voluntary recall of five Thomas & Friends Wooden Railway items, in addition to those items recalled in June 2007.

The Company recorded charges of $5.9 million, net of tax, or $0.28 per diluted share and $10.0 million, net of tax, or $0.47 per diluted share, in the three months and nine months ended September 30, 2007 related to both the June and September recalls.  These charges are based on the latest estimates of retailer inventory returns and consumer product replacement costs as of the date of this filing.  The Company expects to incur total recall-related costs in the range of $13.0 million to $14.0 million, net of tax, during 2007.  These costs cover both the June and September recalls and include estimates of inventory reserves, higher levels of retailer and consumer product returns and associated replacement costs, professional service fees, air freight, returns and replacement processing, marketing and promotional costs, incremental product testing, as well as estimated defense costs for 2007 relating to the class action lawsuits that have been filed against the Company described in the next paragraph.

Following the announcement of the June recall, a number of putative class action lawsuits have been filed against the Company with respect to the products subject to the June recall, although in most cases the alleged claims could also encompass the products subject to the September recall.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the recalls, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violation of the federal Consumer Product Safety Act.  The Company intends to vigorously defend against these lawsuits, although no assurances can be given as to the outcome of these matters.  In view of the inherent difficulty of predicting the outcome of litigation, the Company cannot predict the outcome of these lawsuits and has not established any reserves for any potential liability relating to the lawsuits.  As described above, the Company does anticipate incurring estimated defense costs for 2007 relating to these lawsuits, but has not estimated defense costs for periods after 2007.

In connection with finalizing the September 30, 2007 financial statements, the Company determined that certain recall-related costs that were presented as a reduction of sales in the June 30, 2007 financial statements as previously filed on Form 10-Q on August 7, 2007 and the September 30, 2007 financial statements included in the press release issued on October 24, 2007 should have been included as a component of cost of sales. Accordingly, a year-to-date reclassification has been made in the September 30, 2007 condensed consolidated statements of earnings to reflect these costs in cost of sales. This revision increased net sales and cost of sales by $2.7 million for the three month and nine month periods ended September 30, 2007 versus the amounts presented in the Company’s press release issued on October 24, 2007.

Note 19 – Subsequent Events

During October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  Shares of the Company’s common stock may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares that may be repurchased by the Company will be held as treasury shares.  This program may be extended beyond the currently authorized period or may be suspended at any time.

During October 2007, the Company increased the size of its revolving line of credit to $175.0 million by requesting the additional $75.0 million of capacity under its current revolving line of credit.  The additional capacity was approved by the Company’s lenders.  The Company currently has $94.8 million of remaining borrowing capacity as of the date of this filing.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended September 30, 2007, decreased 6.6% primarily due to lower sales in our preschool and youth and adult products categories and include $0.8 million of recall-related returns and allowances.  Gross margin decreased to 43.9% for the three months ended September 30, 2007, from 47.1% for the three months ended September 30, 2006, primarily due to a less favorable product mix and higher product costs than that experienced in the prior year and $4.1 million of recall-related costs.  Selling, general and administrative expenses as a percentage of net sales increased to 32.9% for the three months ended September 30, 2007, from 27.2% for the three months ended September 30, 2006.  Selling, general and administrative expenses for the three months ended September 30, 2007, include $5.3 million of recall-related costs and $1.4 million of investment spending to launch and build owned brands.  Operating income decreased to $15.7 million for the three months ended September 30, 2007, compared with $30.7 million for the three months ended September 30, 2006.  Operating income for the three months ended September 30, 2007, includes $9.4 million of recall-related costs.  As a percentage of net sales, operating income decreased to 10.8% for the three months ended September 30, 2007, from 19.7% for the three months ended September 30, 2006.

Net sales for the nine months ended September 30, 2007, decreased 3.8% primarily due to lower sales in our preschool and youth and adult products categories and include $4.1 million of recall-related returns and allowances.  Gross margin decreased to 43.4% for the nine months ended September 30, 2007, from 47.0% for the nine months ended September 30, 2006, primarily due to a less favorable product mix and higher product costs than that experienced in the prior year and $8.2 million of recall-related costs.  Selling, general and administrative expenses as a percentage of net sales increased to 34.4% for the nine months ended September 30, 2007, from 31.1% for the nine months ended September 30, 2006.  Selling, general and administrative expenses for the nine months ended September 30, 2007, include $7.5 million of recall-related costs and $2.2 million of investment spending to launch and build owned brands.  Operating income decreased to $30.8 million for the nine months ended September 30, 2007, compared with $57.0 million for the nine months ended September 30, 2006.  Operating income for the nine months ended September 30, 2007, includes $15.7 million of recall-related costs.  As a percentage of net sales, operating income decreased to 8.8% for the nine months ended September 30, 2007, from 15.6% for the nine months ended September 30, 2006.

On June 13, 2007, the Company announced the voluntary recall of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line.  On September 26, 2007, the Company announced the voluntary recall of five Thomas & Friends Wooden Railway items, in addition to those items recalled in June 2007.  The Company recorded charges of $5.9 million, net of tax, or $0.28 per diluted share, and $10.0 million, net of tax, or $0.47 per diluted share, in the three months and nine months ended September 30, 2007, respectively, related to both the June and September recalls.  The portion of these charges for the three months ended September 30, 2007, included in the North America and International segments is $4.9 million and $1.0 million, respectively.  The portion of these charges for the nine months ended September 30, 2007, included in the North America and International segments is $8.1 million and $1.9 million, respectively.  These charges are based on the latest estimates of retailer inventory returns and consumer product replacement costs as of the date of this filing.   The Company expects to incur total recall-related costs in the range of $13.0 million to $14.0 million, net of tax, during 2007.  These costs cover both the June and September recalls and include estimates of inventory reserves, higher levels of retailer and consumer product returns and associated replacement costs, professional service fees, air freight, returns and replacement processing, marketing and promotional costs, incremental product testing, as well as estimated defense costs for 2007 relating to the class action lawsuits that have been filed against the Company.   The June and September recalls may have a material adverse effect on our business and reputation, and may reduce our net sales and increase our costs in excess of the amounts currently anticipated.  See Part II, Item 1A, “Risk Factors” for additional information.

In connection with finalizing the September 30, 2007 financial statements, the Company determined that certain recall-related costs that were presented as a reduction of sales in the June 30, 2007 financial statements as previously filed on Form 10-Q on August 7, 2007 and the September 30, 2007 financial statements included in the press release issued on October 24, 2007 should have been included as a component of cost of sales. Accordingly, a year-to-date reclassification has been made in the September 30, 2007 condensed consolidated statements of earnings to reflect these costs in cost of sales. This revision increased net sales and cost of sales by $2.7 million for the three month and nine month periods ended September 30, 2007 versus the amounts presented in the Company’s press release issued on October 24, 2007.

On May 24, 2007, the Company acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kings Mills, Ohio.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses, and includes $0.3 million which may be earned in the transaction by Angels Landing if gross sales relating to the Compass Business in 2008 exceed a certain target.  The transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in our condensed consolidated financial statements since the effective date of the acquisition.  These results did not have a material impact on the three months or nine months ended September 30, 2007.

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Net sales.   Net sales for the three months ended September 30, 2007, decreased $10.3 million, or 6.6%, to $145.7 million from $156.0 million for the three months ended September 30, 2006.

Net sales for the three months ended September 30, 2007, excluding $5.5 million in net sales of discontinued product lines and the $0.8 million of recall-related returns and allowances, were $141.0 million, a decrease of 3.2% when compared with net sales for the three months ended September 30, 2006, excluding $10.4 million in net sales of discontinued product lines, of $145.6 million.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2007 actual	$145.7
Deduct: discontinued product lines	5.5
Add: recall-related returns and allowances	0.8
$141.0

2006 actual	$156.0
Deduct: discontinued product lines	10.4
$145.6

Net sales decreases occurred in our preschool products and youth and adult products categories, but these decreases were partially offset by an increase in our infant and toddler products category.

Net sales in our preschool products category decreased 17.2% primarily due to declines in Bob the Builder, John Deere and Thomas & Friends toy product lines and ride-ons which offset increases generated from Take Along by Learning Curve’s Nickelodeon and Play TownTM new product line launches.  In addition, recall-related returns and allowances of $0.8 million negatively impacted the net sales in the preschool products category.  Excluding the $0.8 million of recall-related returns and allowances, our preschool products category decreased 16.1%.  Net sales in our youth and adult products category decreased 1.1% primarily due to lower sales of discontinued products partially offset by sales increases attributable to the launch of Battle WheelsTM and V-BotTM radio control products.  Excluding net sales related to the discontinued product lines, net sales in our youth and adult products category increased 16.5%.  Net sales in our infant and toddler products category increased 6.1% primarily driven by our SoothieTM bottle feeding system and our American Red Cross health and wellness products marketed under our The First Years® brand.  Information in this paragraph regarding net sales in our preschool products category excluding recall-related returns and allowances and in our youth and adult products category excluding net sales related to discontinued product lines constitutes non-GAAP financial information.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2007	2006	Difference	% Change
Preschool products actual	$61.0	$73.7	$(12.7)	(17.2)%
Add: recall-related returns and allowances	0.8	---	0.8	---
	$61.8	$73.7	$(11.9)	(16.1)%

Youth and adult products actual	$37.2	$37.6	$(0.4)	(1.1)%
Deduct: discontinued product lines	5.4	10.3	(4.9)	(47.6)
	$31.8	$27.3	$4.5	16.5%

Gross profit.  Gross profit decreased $9.5 million, or 12.9%, to $63.9 million for the three months ended September 30, 2007, from $73.4 million for the three months ended September 30, 2006.  As a percentage of net sales, gross profit margin decreased to 43.9% in the three months ended September 30, 2007, compared with 47.1% in the three months ended September 30, 2006, primarily due to a less favorable product mix and higher product costs than that experienced in the prior year and $4.1 million of recall-related costs.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $5.6 million, or 13.2%, to $48.0 million for the three months ended September 30, 2007, from $42.4 million for the three months ended September 30, 2006.  As a percentage of net sales, selling, general and administrative expenses increased to 32.9% for the three months ended September 30, 2007, from 27.2% for the three months ended September 30, 2006.  Selling, general and administrative expenses for the three months ended September 30, 2007, include $5.3 million of recall-related costs and $1.4 million of investment spending to launch and build owned brands.

Operating income.  Operating income decreased to $15.7 million for the three months ended September 30, 2007, from $30.7 million for the three months ended September 30, 2006.  As a percentage of net sales, operating income decreased to 10.8% in the three months ended September 30, 2007, from 19.7% in the three months ended September 30, 2006.  Operating income for the three months ended September 30, 2007, was negatively impacted by $9.4 million of recall-related costs.

Net interest expense.  Net interest expense of $0.4 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively, relates primarily to bank term loans and lines of credit.  The favorable change in net interest expense is primarily due to lower average outstanding debt balances and a decrease in the Company’s incremental borrowing rate.

Income tax.  Income tax expense for the three months ended September 30, 2007 and 2006, includes provisions for federal, state and foreign income taxes at an effective rate of 36.5% and 36.9%, respectively.  However, the tax rate, including discrete items, for the three months ended September 30, 2007 and 2006 is 31.8% and 36.5%, respectively.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Net sales.   Net sales for the nine months ended September 30, 2007, decreased $13.9 million, or 3.8%, to $350.4 million from $364.3 million for the nine months ended September 30, 2006.

Net sales for the nine months ended September 30, 2007, excluding $15.9 million in net sales of discontinued product lines and $4.1 million of recall-related returns and allowances, were $338.6 million, an increase of 0.3% when compared with net sales for the nine months ended September 30, 2006, excluding $26.7 million in net sales of discontinued product lines, of $337.6 million.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2007 actual	$350.4
Deduct: discontinued product lines	15.9
Add: recall-related returns and allowances	4.1
$338.6

2006 actual	$364.3
Deduct: discontinued product lines	26.7
$337.6

Net sales decreases occurred in our preschool products and youth and adult products categories, but these decreases were partially offset by an increase in our infant and toddler products category.

Net sales in our preschool products category decreased 13.9% primarily driven by declines in Bob the Builder, John Deere and Thomas & Friends toy product lines and ride-ons which offset the increases generated from Take Along by Learning Curve’s Nickelodeon and Play Town new product line launches.  In addition, recall-related returns and allowances of $4.1 million negatively impacted the net sales in the preschool products category.  Excluding the $4.1 million of recall-related returns and allowances, our preschool products category decreased 11.2%.  Net sales in our youth and adult products category decreased 5.7% primarily due to lower sales of discontinued products, partially offset by sales increases attributable to the launch of Battle Wheels and V-Bot radio control products.  Excluding net sales related to the discontinued product lines, net sales in our youth and adult products category increased 11.7%.  Net sales in our infant and toddler products category increased 9.1% primarily driven by our Take & Toss® toddler self-feeding system, our Soothie bottle feeding system, our American Red Cross health and wellness products marketed under our The First Years brand and the newly re-launched Lamaze infant development products.  Information in this paragraph regarding net sales in our preschool products category excluding recall-related returns and allowances and in our youth and adult products category excluding net sales related to discontinued product lines constitutes non-GAAP financial information.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2007	2006	Difference	% Change
Preschool products actual	$132.4	$153.7	$(21.3)	(13.9)%
Add: recall-related returns and allowances	4.1	---	4.1	---
	$136.5	$153.7	$(17.2)	(11.2)%

Youth and adult products actual	$75.0	$79.5	$(4.5)	(5.7)%
Deduct: discontinued product lines	15.8	26.5	(10.7)	(40.4)
	$59.2	$53.0	$6.2	11.7%

Gross profit.  Gross profit decreased $19.1 million, or 11.2%, to $152.1 million for the nine months ended September 30, 2007, from $171.2 million for the nine months ended September 30, 2006.  As a percentage of net sales, the gross profit margin decreased to 43.4% in the nine months ended September 30, 2007, compared with 47.0% in the nine months ended September 30, 2006, primarily due to a less favorable product mix and higher product costs than that experienced in the prior year and $8.2 million of recall-related costs.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $7.5 million, or 6.6%, to $120.7 million for the nine months ended September 30, 2007, from $113.2 million for the nine months ended September 30, 2006.  As a percentage of net sales, selling, general and administrative expenses increased to 34.4% for the nine months ended September 30, 2007, from 31.1% for the nine months ended September 30, 2006.  Selling, general and administrative expenses for the nine months ended September 30, 2007, include $7.5 million of recall-related costs and $2.2 million of investment spending to launch and build owned brands.

Operating income.  Operating income decreased to $30.8 million for the nine months ended September 30, 2007, from $57.0 million for the nine months ended September 30, 2006.  As a percentage of net sales, operating income decreased to 8.8% in the nine months ended September 30, 2007, from 15.6% in the nine months ended September 30, 2006.  Operating income for the nine months ended September 30, 2007, was negatively impacted by $15.7 million of recall-related costs.

Net interest expense.  Net interest expense of $0.5 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively, relates primarily to bank term loans and lines of credit.  The decrease in net interest expense was primarily due to the decrease in average outstanding debt balances partially offset by the write-off of $0.2 million of deferred financing fees related to the Company’s voluntary payment of the remaining balance of its term loan.

Income tax.  Income tax expense for the nine months ended September 30, 2007 and 2006, includes provisions for federal, state and foreign income taxes at an effective rate of 36.5% and 36.9%, respectively.  However, the tax rate, including discrete items, for the nine months ended September 30, 2007 and 2006, is 32.3% and 36.5%, respectively.  Additionally, during the nine months ended September 30, 2007, the Company reversed $0.5 million, or $0.02 per diluted share, of interest and penalties recorded at the adoption of FIN 48 due to the settlement of a tax position with a foreign taxing jurisdiction.

Related Party Transactions

The Company purchased some of its finished goods during the nine months ended September 30, 2007 and 2006 from two companies in which relatives of a Company stockholder/director have ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $38.0 million during the nine months ended September 30, 2007.  Inventory decreased $7.0 million during the nine months ended September 30, 2007 and was the primary source of cash from operations.  Accounts receivable increased $5.6 million during the nine months ended September 30, 2007.  Capital expenditures for the nine months ended September 30, 2007, were $8.1 million, of which $6.0 million was for molds and tooling.  Payments of outstanding debt under the Company’s credit facilities were $22.4 million for the nine months ended September 30, 2007, all of which were made on the Company’s term loan and resulted in the Company paying off its outstanding term loan debt during the first quarter of 2007.  Borrowings on the Company’s revolving line of credit were $80.0 million during the nine months ended September 30, 2007.  The Company also used $6.8 million of cash to purchase the Compass Business during the second quarter of 2007.  Cash and cash equivalents increased by $17.8 million during the nine months ended September 30, 2007.

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit which subsequent to September 30, 2007, was approved by the lenders upon the Company’s request.  During the first quarter of 2007, the term loan was repaid and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45% plus applicable margin through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At September 30, 2007, the margin in effect was 0.75% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At September 30, 2007, the commitment fee in effect was 0.20% per annum.  Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On September 30, 2007, the Company had $80.0 million outstanding on the revolving line of credit, and was in compliance with all covenants.  At September 30, 2007, the Company had $19.8 million available on its revolving line of credit.

During the nine months ended September 30, 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Write-offs of deferred financing fees are included in interest expense, net in the accompanying condensed consolidated statements of earnings.

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

On February 22, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to $75.0 million of the Company’s common stock.  The program has initially been authorized for a period of one year, but may be extended beyond that period or may be suspended at any time.  Repurchases may occur from time to time and are expected to be funded by cash flow from operations as well as borrowings on the Company’s revolving line of credit.  During the nine months ended September 30, 2007, the Company repurchased 2.2 million shares for $68.1 million under this program. These repurchases were funded via borrowings on the Company’s revolving line of credit.  Subsequent to September 30, 2007, the Company’s Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.

In order to support its new product launches and to build consumer awareness of its owned brands, the Company is planning new investment spending of approximately $9.0 million in 2007.  The Company estimates that approximately $7.0 million of this amount will be expensed in 2007.  During the nine months ended September 30, 2007, the Company spent $3.7 million, of which $2.2 million has been expensed.  This spending will be focused on key strategic plan initiatives including on-line, digital and traditional consumer marketing and building and launching owned brands.

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

Accrued allowances.  The Company ordinarily accepts returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Other allowances can also be issued for defective merchandise, volume programs and co-op advertising.  All allowances are accrued for throughout the year, as sales are recorded.  The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates.  For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved.  The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the target for the participating customer will not be reached, the Company will change the estimate for that customer as required.  In addition to regular allowances for defective merchandise which are recorded throughout the year, as sales are recorded, based on historical results, the Company may also establish an allowance for returns relating to a specific product or issue.  In connection with both the June and September recalls, the Company has established an allowance for returns of the affected products in the three months and nine months ended September 30, 2007 based on the latest estimates of retailer inventory returns as well as consumer product replacement costs as of the date of this filing.

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

Stock-based compensation.  On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments.”  The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006.  Income from continuing operations before income taxes for the three months and nine months ended September 30, 2007 and 2006, includes total expense recognized for all of the Company’s stock-based payment plans.

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

The fair value of restricted stock awards granted under the stock incentive plan is calculated at the date of grant using the market price on the grant date or the market price on the last day of the reported period.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:  the risk that the charges and expenses the Company expects relating to the its June and September recalls may increase based on the amount of inventory of affected products at retailers, the amount of affected products that may be returned by consumers and the cost of providing replacement products to consumers and retailers; the outcome of the class action lawsuits that have been filed against the Company related to the recalls and the possibility of potential new claims or litigation; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company's warehouse and/or customers' warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins;  currency exchange rate fluctuations, particularly in the Chinese Renminbi or the Hong Kong dollar, could increase the Company’s expenses; customers and consumers may not accept the Company's products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs;  the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company's products may increase significantly; the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere, Nickelodeon and Sesame Street,  vehicle manufacturers, agricultural equipment manufacturers and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its vehicle replicas and certain other products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; and general economic conditions in the Company's markets.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended December 31, 2006 and Part II, Item 1A, “Risk Factors,” below in this report.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at September 30, 2007, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $0.1 million per month and a five percentage point increase would increase future interest expense by $0.3 million per month.  The Company determined these amounts based on $80.0 million of variable rate borrowings at September 30, 2007, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with approximately 19.0% of the Company’s net sales during the nine months ended September 30, 2007, denominated in British pounds sterling, Australian dollars, Euros or Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are denominated in Hong Kong dollars.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  During July 2005, China revalued the Chinese Renminbi, abandoning the former method of pegging the Chinese Renminbi to the U.S. dollar.  As expenses for the Company’s Chinese manufacturers are primarily denominated in Chinese Renminbi, a material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company’s expenses and therefore could adversely affect the Company’s profitability.  The Company is also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from the Company’s foreign subsidiaries to the United States.  Historically, the Company has not hedged its foreign currency risk.

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

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings.

On June 13, 2007, the Company announced the voluntary recall of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line, after an internal investigation linked apparent excess levels of lead with a limited number of paint colors used at a single contract manufacturing facility which purchased paint from an independent supplier.  On September 26, 2007, the Company announced the voluntary recall of five Thomas & Friends Wooden Railway items, in addition to those items recalled in June 2007.

Following the announcement of the June recall, a number of putative class action lawsuits have been filed against the Company with respect to the products subject to the June recall, although in most cases the alleged claims could also encompass the products subject to the September recall.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the recalls, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violating the federal Consumer Products Safety Act.  The Company intends to vigorously defend against these lawsuits, although no assurances can be given as to the outcome of these matters.

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

The recalls relating to certain Thomas & Friends Wooden Railway products could increase our costs in excess of current estimates and could harm our reputation or otherwise reduce our net sales and profitability.

The Company recorded charges of $5.9 million, net of tax, or $0.28 per diluted share, and $10.0 million, net of tax, or $0.47 per diluted share in the three months and nine months ended September 30, 2007, respectively, related to both the June and September recalls, based on the latest estimates of retailer inventory returns and consumer product replacement costs as of the date of this filing.  The Company expects to incur total recall-related costs in the range of $13.0 million to $14.0 million, net of tax, during 2007.  These costs cover both the June and September recalls and include estimates of inventory reserves, higher levels of retailer and consumer product returns and associated replacement costs, professional service fees, air freight, returns and replacement processing, marketing and promotional costs, incremental product testing, as well as estimated defense costs for 2007 relating to the class action lawsuits that have been filed against the Company. Since these current and expected future charges are based on estimates, they may increase based on a number of factors, many of which are outside of the Company’s control, including the amount of inventory of affected products at retailers, the amount of affected products that may be returned by consumers and the cost of providing replacement products to consumers and retailers.  Any increase in the costs relating to the June and September recalls would further reduce our net sales and profitability.  In addition, addressing the June and September recalls and issues relating to the June and September recalls will likely divert management’s attention and resources from our business.

The June and September recalls may also harm our reputation and consumer acceptance of the affected products or our other products, which may have an adverse effect on our net sales.  The June and September recalls may harm our relationships with our retail customers, including the willingness of those customers to purchase and provide shelf space for our products and to support retailer driven promotions and advertising for our products.  The June and September recalls may also harm our relationship with the licensor (the Licensor) who has granted the license under which we market the products affected by the June and September recalls (the License).  The License, like most of our other licenses, gives the Licensor the right to terminate if we breach covenants relating to compliance with safety regulations.  Any termination of the License, or any adverse effect of the June and September recalls on our relationship with the Licensor and the terms of our other licenses with the Licensor, may have a material adverse effect on our business and prospects and could reduce our profitability.

At September 30, 2007, we have intangible assets not subject to amortization of $33.3 million relating to the License.  These intangible assets are not subject to amortization because they have indefinite useful lives.  As of the date of this report, we have determined that there is no impairment of these intangible assets or change to the indefinite useful lives.  However, we will continue to monitor these intangible assets for impairment or a change in the indefinite useful lives in light of the status of the recalls and related events, including the class action litigation.  Any impairment or change in the useful lives of the intangible assets would increase our expenses and reduce our profitability.

We face class action lawsuits relating to the June and September recalls that could require us to pay damages or settlement costs or otherwise harm our business.

Following the announcement of the June recall, a number of putative class action lawsuits have been filed against the Company with respect to the products subject to the June recall, although in most cases the alleged claims could also encompass the products subject to the September recall.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the recalls, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violating the federal Consumer Products Safety Act.  We are not currently able to estimate any amount of damages that we may be required to pay in connection with these lawsuits.  These lawsuits, which may be expected to continue for years, are currently in a very early stage and the Company has very little information as to the course they may take.  In view of the inherent difficulty of predicting the outcome of litigation, we cannot predict the outcome of these lawsuits and have not established any reserves for any potential liability relating to the lawsuits.  As described above, we do anticipate incurring estimated defense costs for 2007 relating to these lawsuits, but have not estimated defense costs for periods after 2007.  Any unfavorable outcomes in these lawsuits, resulting in the payment of substantial damages, could have a material adverse effect on our business and prospects and could reduce our profitability.  Our defense costs may also exceed our estimates, which may result in an increase in the costs relating to the recalls.  In addition, addressing these lawsuits will likely divert management’s attention and resources from our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

       (a)      Not applicable.

       (b)      Not applicable.

       (c)      Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program		Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (000s)
July 1, 2007 – July 31, 2007	---	$	---	---	$	---
August 1, 2007 – August 31, 2007	1,407,938		30.38	1,407,938		32,092
September 1, 2007 – September 30, 2007	834,958		30.21	834,958		6,869
Total	2,242,896		$30.31	2,242,896		$6,869

On February 22, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to $75.0 million of the Company’s common stock.  During the nine months ended September 30, 2007, the Company repurchased 2.2 million shares for $68.1 million under this program.  The program may be extended beyond that period or may be suspended at any time.  Repurchases may occur from time to time and are expected to be funded by cash flow from operations as well as borrowings on the Company’s revolving line of credit.  Subsequent to September 30, 2007, the Company’s Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.

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

Dated this 7th day of November 2007.

RC2 CORPORATION

By  /s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer

By  /s/ Jody L. Taylor
        Jody L. Taylor, Chief Financial Officer and Secretary