Form 10-K
period 2007-12-31
RC2 CORP
filed 2008-02-29
CIK 1034239

Form 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[x]       Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

[x]       Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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
Yes _  No X

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.
Yes _ No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Exchange Act Rule 12b-2.

Large accelerated filer [X]                                                                                      Accelerated filer [   ]

Non-accelerated filer [   ]                                                                                        Smaller reporting company [   ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _ No X

Aggregate market value of the Registrant’s common stock held by non-affiliates as of June 29, 2007 (the last business day of the Registrant’s most recently completed second quarter): $824,795,547.  Shares of common stock held by any executive officer or director of the Registrant have been excluded from this computation because such persons may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant’s common stock outstanding as of February 26, 2008:  17,947,286

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms "we," "us," "our," "RC2 Corporation," "RC2" and the "Company" mean RC2 Corporation and its subsidiaries, unless the context indicates another meaning, and the term "common stock" means our common stock, par value $0.01 per share.

Special Note Regarding Forward-Looking Statements

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "hope," "plan," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of these terms or other words of similar meaning.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Our actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the caption "Risk Factors" in Item 1A of this report.  We undertake no obligation to make any revisions to the forward-looking statements contained in this filing or to update them to reflect events or circumstances occurring after the date of this filing.

Part I

Item 1.  Business

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles and infant and toddler products.  Our leadership position is measured by sales and brand recognition.  Our infant, toddler and preschool products are marketed under our Learning Curve® family of brands, which includes The First Years® by Learning Curve and Lamaze brands as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie thePooh, John Deere, Nickelodeon and Sesame Street.  We market our youth and adult products primarily under the Johnny Lightning® and Ertl® brands.  We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific.

Business Segments

The Company’s reportable segments are North America and International.  The North America segment includes the United States, Canada and Mexico.  The International segment includes non-North America markets.  The discussion in this Form 10-K applies to all segments except where otherwise stated.  For additional information on the Company’s segment reporting, including net sales, operating income and assets, see Note 4 to our consolidated financial statements included elsewhere herein.

Products

North America

In the North America segment, our products are organized into the following categories: (i) infant and toddler products; (ii) preschool products; and (iii) youth and adult products.

Our infant and toddler products category includes a wide range of products related to infant and toddler feeding, care, safety and play which are marketed under such brands as The First Years by Learning Curve and Lamaze.  Some of the key product lines in this category include the Soothie™ bottle infant feeding system, the Take & Toss® toddler self-feeding system, the Lamaze infant development products and the American Red Cross health and wellness products.  In 2007, we introduced a new look for Lamaze, which features new colors and patterns.  We also introduced a full line of infant developmental play products featuring Winnie the Pooh licensed characters under The First Years by Learning Curve brand.  Additionally, in 2007, we acquired the Compass Business, a privately-held, start-up developer and marketer of infant and toddler travel gear, including infant car and booster seats.  In 2008, we plan to introduce the Magna Light Travel System™, a super light weight stroller with an innovative infant seat, as well as a convertible car seat with a removable headrest and a new booster seat that will be taller and deeper than our current booster seat.  Additionally, in 2008, we plan to introduce a range of new products within our American Red Cross health and wellness product line, as well as in our Lamaze and Winnie the Pooh infant developmental play product lines.

Our preschool products category includes such brands as Play Town™ by Learning Curve and Take Along™ by Learning Curve and features products with such licensed properties as Thomas & Friends, Bob the Builder, John Deere and Nickelodeon.  In 2007, we introduced the Play Town by Learning Curve product line which offers characters, vehicles, buildings and playsets for open ended, classic and creative play for toddlers and preschoolers, and we expanded our Take Along by Learning Curve product line to include popular Nickelodeon television characters such as Dora the Explorer, Go Diego Go!, The Backyardigans, Blues Clues and SpongeBob SquarePants.  In 2008, we plan to introduce Caring Corners™, a product line featuring an interactive dollhouse and a full line of dolls and accessories, which will reward positive behaviors like caring, sharing and preparing for responsibility, both during play and real life.  We also plan to add the licensed characters from Sesame Street into our Take Along by Learning Curve product line, as well as introduce a proprietary line of products that enhance the Take Along world.

The youth and adult product category includes such brands as Johnny Lightning and Ertl.  In 2007, we introduced the radio-controlled combat Battle Wheels™ product line and the radio-controlled transforming robot and vehicle V-Bot™ product line, both of which are marketed under the Johnny Lightning brand name.  In 2008, we plan to introduce the Double Duty™ product line which features the licensed John Deere property and includes transforming vehicles and accessories.  We also plan to introduce new products within our John Deere toy and collectible product lines marketed under the Ertl brand.

International

In addition to our business in North America, in 2007 we operated in more than 50 other countries, selling a representative range of the infant and toddler, preschool and youth and adult product lines.  The geographic regions in the International segment include Europe, Australia, Asia Pacific, South and Latin America.  Key international brands for 2007 include Thomas & Friends Wooden Railway, Take Along Thomas, Bob the Builder, The First Years by Learning Curve and Lamaze.

The strength of the U.S. dollar relative to other currencies can significantly affect the net sales and profitability of our international operations.  See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Licenses

We market a significant portion of our products with licenses from other parties.  A significant element of our strategy depends on our ability to identify and obtain licenses for recognizable and respected brands and properties.  Our licenses reinforce our brands and establish our products’ authenticity, credibility and quality with consumers, and in some cases, provide for new product development opportunities and expanded distribution channels.  Our licenses are limited in scope and duration and authorize the sale of specific licensed products, generally on a nonexclusive basis.

We have entered into agreements to license such properties from, among others, Disney Consumer Products, Inc. (including Disney characters such as Winnie the Pooh), HIT Entertainment (relating to its Thomas & Friends and Bob the Builder properties),  MTV Networks relating to its Nickelodeon properties (including Dora the Explorer, Go Diego Go!, The Backyardigans, Blues Clues and SpongeBob SquarePants), Sesame Workshop (relating to its Sesame Street properties), Lamaze International, Inc., and John Deere Shared Services, Inc.

We are a party to over 400 license agreements with terms generally of two to three years.  Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability.  For the year ended December 31, 2007, net sales of the Company’s products with the licensed properties of Thomas & Friends and John Deere each accounted for more than 10.0% of total net sales.  No other licensed property accounted for more than 10.0% of our total net sales for the year ended December 31, 2007.  Over the next two years, license agreements in connection with several of our key licensed properties, including licenses for certain Nickelodeon and Bob the Builder products, are scheduled to expire. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses.

As of December 31, 2007, approximately 42.0% of our licenses require us to make minimum guaranteed royalty payments, whether or not we meet specific sales targets.  Aggregate future minimum guaranteed royalty payments as of December 31, 2007, are $36.2 million, with the individual license minimum guarantees ranging from $1.00 to $20.9 million.  Royalty expense related to licenses with minimum guarantees for the year ended December 31, 2007, was $26.2 million.

Channels of Distribution

Our products are available through more than 25,000 retail outlets located in North America, Europe, Australia and Asia Pacific.  We market our products through multiple channels of distribution in order to maximize our sales opportunities for our broad product offering.  Products with lower price points are generally sold in chain retailer channels and higher-priced products are typically sold in hobby, collector and independent toy stores, and through wholesalers and original equipment manufacturers (OEMs).  We believe we have a leading position in multiple distribution channels and that this position extends the reach of our products to consumers and mitigates the risk of concentration by channel or customer.

Chain retailers.  Our products marketed through this channel are targeted predominately at price conscious end-users.  As a result, the majority of our products marketed through this channel are designed to span lower price points and generally retail for less than $30.00.  Customers included in this channel have more than ten retail locations and include a wide range of retailers, such as book, farm and ranch, craft/hobby and juvenile products stores, as well as the national toy and discount retailers.  Key customers in our chain retailer channel include Wal-Mart, Target, Toys "R" Us/Babies "R" Us, Tractor Supply Company and Kmart.  Sales in 2007 to chain retailers were 68.3% of our net sales.

Specialty retailers, wholesalers and OEM dealers.  We sell many of the products available at chain dealers retailers, as well as higher-priced products with special features, to specialty retailers, wholesalers and OEM dealers, which comprised 28.6% of our net sales in 2007.  Additionally, we often sell licensed products to the licensing OEM’s dealer network.  OEM licensing partners benefit from our OEM dealer sales through the opportunity to receive royalties from additional product sales through the OEM’s dealer network.  We often provide OEM dealers with a short-term exclusivity period in which the OEM dealers have the opportunity to purchase new products for a short period (generally 90 to 360 days) before the products become available through other distribution channels.  We reach these customers directly through our internal telesales group, our business-to-business website located at www.myRC2.com and through specialty sales representatives.  Key customers in our specialty retailers, wholesalers and OEM dealers channel include Learning Express, All Aboard Toys, Buy Buy Baby, Inc., John Deere and Case New Holland.

Corporate promotional and direct to consumers.  We make certain products available to corporate promotional accounts and to consumers through a company store and our website located at www.learningcurveshop.com.  Individual products sold directly to consumers sell at prices similar to those found at retailers, hobby stores and OEM dealers.  Sales through this channel constituted 3.1% of our net sales in 2007.

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

Sales and Marketing

Our sales organization consists of an internal sales force and external sales representative organizations.  Our internal sales force provides direct customer contact with nearly all of our chain retail and key wholesale accounts.  A number of accounts are designated as "house accounts" and are handled exclusively by our internal sales staff.  Our inside sales and customer service groups use telephone calls, mailings, faxes and e-mails to directly contact OEM dealers and smaller volume customers such as collector, hobby, specialty and independent toy stores.

Our internal sales force is supplemented by external sales representative organizations.  These external sales representative organizations provide more frequent customer contact and solicitation of the specialty, regional and national retailers and supported 29.5% of our net sales in 2007.  External sales representatives generally earn commissions of 1.0% to 10.0% of the net sales price from their accounts.  Their commissions are unaffected by the involvement of our internal sales force with a customer or sale.

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

We support our product lines with various advertising and marketing promotions.  Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season.  Advertising includes television commercials and print advertisements in magazines and other publications.  Marketing includes, but is not limited to, digital media, including our websites www.learningcurve.com, www.johnnylightning.com and www.ertl.com, in-store displays, merchandising material and public relations.  We also work closely with retail chains to plan and execute ongoing retailer-driven promotions and advertising.  These programs usually involve promotion of our products in retail customers’ print circulars, mailings and catalogs, and sometimes include placing our products in high-traffic locations within retail stores.

Competition

We compete with several large domestic and foreign companies, such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers, and with other producers of toys, collectibles and infant and toddler products.  Competition in the distribution of our products is intense, and the principal methods of competition consist of product appeal, ability to capture shelf or rack space, timely distribution, price and quality.  Competition is also based on the ability to obtain license agreements for existing and new products to be sold through specific distribution channels or retail outlets.  We believe that our competitive strengths include our knowledge of the markets we serve, our ability to bring products to market rapidly and efficiently, our dedicated and integrated suppliers, our multiple channels of distribution, our well-known brands supported by respected licenses, our diversified product categories, and our established and loyal consumer base.  Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have.

Production

We believe we are an industry leader in bringing new products to market rapidly and efficiently.  Our integrated design and engineering expertise, extensive library of product designs, molds and tools, and dedicated suppliers enable us to be first to market with many innovative products.

Far east product sourcing.  We have operations in Kowloon, Hong Kong and in the RC2 Industrial Zone in Dongguan City, China, and employ 290 people in Hong Kong and China who oversee the sourcing of the majority of our products.  This group assists our suppliers in sourcing raw materials and packaging, performs engineering and graphic art functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from China.

Far east production.  All of our products are manufactured in China, except for certain plastic ride-ons and certain infant and toddler products.  Our China-based product sourcing accounted for 88.2% of our product purchases in 2007.  We primarily use six third-party, dedicated suppliers who manufacture only our products in six factories, three of which are located in the RC2 Industrial Zone.  The RC2 Industrial Zone is the name of a factory complex developed in 1997 and located in Dongguan City, China, (approximately 50 miles from Hong Kong) where three of our third-party, dedicated suppliers operate freestanding factory facilities.  Most of our third-party, dedicated suppliers have been supplying us for more than ten years.  Third-party, dedicated suppliers produced 40.3% of our China-based product purchases in 2007.  In order to supplement our third-party, dedicated suppliers, we use several other suppliers in China.  All products are manufactured to our specifications using molds and tooling that we own.  These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production.  We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers.  We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts.

Die-casting.  All of our die-cast products are manufactured in China.  Die-casting for our products involves the use of custom molds to shape melted zinc alloy into our die-cast products.  Our suppliers purchase zinc alloy and conduct the die-cast manufacturing process at their facilities.

Domestic production.  The production of certain plastic ride-ons and certain infant and toddler products is completed primarily by U.S.-based suppliers.  We create the product design and specifications and coordinate the manufacturing activities.  We generally prefer to coordinate the production of these products through a limited number of suppliers and believe that a number of alternate suppliers are available.

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

Product safety.  Our products are designed, manufactured, packaged and labeled to conform with all safety requirements under U.S. federal and other applicable laws and regulations, industry developed voluntary standards and product specific standards.  Additionally, following the June 2007 recall of certain Thomas & Friends Wooden Railway products, we established additional safeguards through our Multi-Check Safety System which includes:

●	Increased scope and frequency of testing both incoming materials and finished products, including testing of finished products from every production run.
●	Tougher certification program for contract manufacturers and paint suppliers, including evidence that toy safety standards and quality control procedures are in place and operating effectively.
●	Mandatory paint control procedures for contract manufacturers, including certified independent lab test results of every batch of wet paint before the paint is released for production.
●	Increased random inspections and audits of both manufacturers and their suppliers, including semi-annual audits and quarterly random inspections for key suppliers.
●	Zero tolerance for compromise on RC2 specifications reinforced by mandatory vendor compliance seminars and signed agreements.

We carry various product liability insurance policies with coverage in aggregate over $75.0 million per occurrence.  Certain policies have coverage exclusions including, but not limited to, certain policies that exclude claims related to lead.

Logistics.  We own a distribution facility in Dyersville, Iowa, lease distribution facilities in Rochelle, Illinois, and Australia, and use independent warehouses in California, Canada, the United Kingdom, Belgium, Germany and Australia.

Seasonality

We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry.  Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season.  Approximately 59.2% of our net sales for the three years ended December 31, 2007, were generated in the second half of the year, with August, September, October and November being the largest shipping months.  As a result, consistent with industry practice, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Customers

We derive a significant portion of our sales from some of the world’s largest retailers.  Our top three customers, Wal-Mart, Target and Toys "R" Us/Babies "R" Us, combined accounted for 42.6% of our net sales in 2007.  Other than Wal-Mart, Target and Toy "R" Us/Babies "R" Us, no customer accounted for more than 10.0% of our net sales in 2007.  Many of our retail customers generally purchase large quantities of our product on credit, which may cause a concentration of accounts receivable among some of our largest customers.

Employees

As of December 31, 2007, we had 832 employees, 43 of whom were employed part-time.  We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within RC2.  A collective bargaining agreement covers 103 of our employees, all of whom work in the distribution facility in Dyersville, Iowa.  We consider our employee relations to be good.  Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

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

Costs relating to our 2007 recalls could exceed current estimates and reduce our net sales and profitability.

In June and September 2007, we announced the voluntary recall of certain Thomas & Friends Wooden Railway items.  In December 2007, we announced the voluntary recall of certain products under our The First Years brand.  Following the announcement of the June recall, a number of putative class action lawsuits were filed against us with respect to the products subject to the June and September recalls.  In January 2008, we reached a settlement in Barrett v. RC2 Corporation with the plaintiffs in the various class action lawsuits filed in state courts.  The proposed settlement, if approved, would resolve the class claims made by the members of the class in Barrett, namely persons in the United States who do not opt out of the class and who purchased or owned for purposes other than resale our Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  We recorded charges of $17.6 million, net of tax, or $0.84 per diluted share, for the year ended December 31, 2007, related to these recalls, based on the latest estimates of retailer inventory returns, consumer product replacement costs and shipping costs as of the date of this filing, as well as the additional replacement costs or refunds, donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits.  Since these charges are based on estimates, additional charges may be incurred based on a number of factors, many of which are outside of the Company’s control, including the amount of inventory of affected products at retailers, the amount of affected products that may be returned by customers, the cost of providing replacement products to consumers and retailers, and the final resolution of the lawsuits.  Any increase in the costs relating to the recalls would further reduce our profitability and could reduce our net sales.

The 2007 recalls could harm our reputation and our relationship with retailers and licensors.

The 2007 recalls may harm our reputation and consumer acceptance of the affected products or our other products, which may have an adverse effect on our net sales.  The recalls may also harm our relationships with our retail customers, including the willingness of those customers to purchase and provide shelf space for our products and to support retailer driven promotions and advertising for our products.

The June and September recalls may harm our relationship with the licensor (the Licensor) who has granted the licenses under which we market the property affected by those recalls (the Licenses).  The Licenses give the Licensor the right to terminate, under certain circumstances, if we do not comply with a covenant relating to compliance with government and industry standards or under certain other conditions and to indemnification for certain damages arising out of our sales of products covered by the Licenses.  The Licensor has sent a letter demanding that we indemnify it for certain costs in connection with the recalls and alleging that we have not complied with several provisions in the Licenses.  We have responded to the Licensor's letter and are attempting to resolve these matters.  Any termination of the Licenses, any adverse effect of the June and September recalls on our relationship with the Licensor and the terms of the Licenses or our other licenses with the Licensor, or any increase in the costs of the recalls for any indemnification or other payments to the Licensor, would likely have a material adverse effect on our business and prospects and would likely materially reduce our net sales and profitability.

At December 31, 2007, we have intangible assets not subject to amortization of $33.1 million relating to the Licenses.  These intangible assets are not subject to amortization because they have indefinite useful lives.  As of the date of this report, we have determined that there is no impairment of these intangible assets or charge to the indefinite useful lives.  However, we will continue to monitor these intangible assets for impairment or a change in the indefinite useful lives in light of the status of the recalls and related events, including the class action litigation.  Termination of the Licenses would result in an impairment and a write-off of the full value of these intangible assets.  Any impairment or change in the useful lives of the intangible assets would increase our expenses and reduce our profitability.

Other product recalls or claims relating to the use of our products could increase our costs.

Because we sell infant products, toys and collectibles to consumers, we face product liability risks relating to the use of our products.  We also must comply with a variety of product safety and product testing regulations.  If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage, and we may incur significant costs in complying with recall requirements.  In addition, substantially all of our licenses give the licensor the right to terminate, under certain circumstances, if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations, or if we breach covenants relating to the safety of the products or their compliance with product safety regulations.  A termination of a license could adversely affect our net sales.  Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.

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

We market a significant portion of our products with licenses from other parties.  These licenses are limited in scope and duration, and generally authorize the sale of specific licensed products on a nonexclusive basis.  Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products.  Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability.  For the year ended December 31, 2007, net sales of the Company’s products with the licensed properties of Thomas & Friends and John Deere each accounted for more than 10.0% of the Company’s total net sales.  Over the next two years, license agreements in connection with several key licensed properties, including licenses for certain John Deere,  Nickelodeon, Bob the Builder and Disney infant products, are scheduled to expire.  Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses.  In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

Increases in the cost of raw materials used to manufacture our products could increase our cost of sales and reduce our gross margins.

Since our products are manufactured by third-party suppliers, we do not directly purchase the raw materials used to manufacture our products.  However, the prices we pay our suppliers may increase if their raw materials, labor or other costs increase.  We may not be able to pass along such price increases to our customers.  As a result, increase in the cost of raw materials, labor or other costs associated with the manufacturing of our products could increase our cost of sales and reduce our gross margins.  For example, increase in the price of zinc, a key component in die-cast products, and increased costs in China, primarily for labor, reduced our gross margins in 2006 and 2007 and may continue to reduce our gross margins in 2008.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets.  We compete with several large domestic and foreign companies such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers and with other producers of toys, collectibles and infant and toddler products.  Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have.  In addition, we may face competition from new participants in our markets because the collectible, toy and infant product industries have limited barriers to entry.  We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future.  If we cannot compete successfully in the future, our net sales and profitability will likely decline.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths.  We acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) effective February 28, 2003, Playing Mantis, Inc. (PM) effective June 1, 2004, The First Years Inc. (TFY) effective September 15, 2004, Angels Landing, Inc. (Angels Landing) effective May 24, 2007, and Mother’s Intuition Inc. (MI) effective November 30, 2007.  The integration of acquired companies and their operations into our operations involves a number of risks, including:

●	the acquired business may experience losses that could adversely affect our profitability;
●	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
●	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
●	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
●	difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;
●	diversion of management’s attention could impair their ability to effectively manage our business operations; and
●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

Additionally, to finance our strategic acquisitions, we have borrowed funds under our credit facility and we may borrow additional funds to complete future acquisitions.  This debt leverage could adversely affect our profit margins and limit our ability to capitalize on future business opportunities.  All of our borrowing capacity is also subject to fluctuations in interest rates.

We depend on the continuing willingness of chain retailers to purchase and provide shelf space for our products.

In 2007, approximately 68.3% of our net sales were to chain retailers.  Our success depends upon the continuing willingness of these retailers to purchase and provide shelf space for our products.  We do not have long-term contracts with our customers.  In addition, our access to shelf space at retailers may be reduced by store closings, consolidation among these retailers and competition from other products.  An adverse change in our relationship with or the financial viability of one or more of our customers could reduce our net sales and profitability.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers.  Our profitability may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell.  We maintain credit insurance for some of our major customers, and the amount of this insurance generally does not cover the total amount of the accounts receivable.  At December 31, 2006 and 2007, our credit insurance covered 6.3% and 7.9%, respectively, of our gross accounts receivable.  Insurance coverage for future sales is subject to reduction or cancellation.

We rely on a limited number of foreign suppliers in China to manufacture a majority of our products.

We rely on six third-party, dedicated suppliers in China to manufacture a significant portion of our products in six factories, three of which are located in close proximity to each other in the RC2 Industrial Zone manufacturing complex in China.  Our China-based product sourcing accounted for 88.2% of our product purchases in 2007.  Third-party, dedicated suppliers who manufacture only our products accounted for 40.3% of our China-based product purchases in 2007.  We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts.  Because we rely on these suppliers for flexible production and have integrated these suppliers with our development and engineering teams, if these suppliers do not continue to manufacture our products exclusively, our product sourcing would be adversely affected.  Difficulties encountered by these suppliers, such as fire, accident, natural disaster or an outbreak of a contagious disease at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products.  Any of these risks could increase our expenses or reduce our net sales.

Currency exchange rate fluctuations could increase our expenses.

Our net sales are primarily denominated in U.S. dollars, with 19.4% of our net sales in 2007 denominated in British pounds sterling, Australian dollars, Euros or Canadian dollars.  Our purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  As a result, any material increase in the value of the Hong Kong dollar or the Renminbi relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  We are also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States.  Historically, we have not hedged our foreign currency risk.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

●	economic and political instability;
●	restrictive actions by foreign governments;
●	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
●	changes in import duties or import or export restrictions;
●	timely shipping of product and unloading of product through West Coast ports, as well as timely rail/truck delivery to the Company’s warehouses and/or a customer’s warehouse;
●	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes; and
●	complications in complying with trade and foreign tax laws.

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

Our credit agreement includes provisions that place limitations on a number of our activities, including our ability to:

●	incur additional debt;
●	create liens on our assets or make guarantees;
●	make certain investments or loans;
●	pay dividends; or
●	dispose of or sell assets or enter into a merger or similar transaction.

Our existing credit facility matures on September 14, 2008, and we currently anticipate that we will refinance during the second quarter of 2008.  We may not be able to refinance on acceptable terms given the current conditions of credit markets in the United States.  The terms of any refinancing may be less advantageous to us than our existing credit facility, including with respect to the amount of credit available, interest rates and the terms of restrictive debt covenants.  A refinancing on less advantageous terms may adversely affect our business and may reduce our profitability.

Sales of our products are seasonal, which causes our operating results to vary from quarter to quarter.

Sales of our products are seasonal.  Historically, our net sales and profitability have peaked in the third and fourth quarters due to the holiday season buying patterns.  Seasonal variations in operating results may cause us to increase our debt levels and interest expense in the second and third quarters.

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may become volatile again in the future.  The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

●	our failure to meet the performance estimates of securities analysts;
●	changes in financial estimates of our net sales and operating results or buy/sell recommendations by securities analysts;
●	the timing of announcements by us or our competitors concerning significant product developments, acquisitions or financial performance;
●	fluctuation in our quarterly operating results;
●	substantial sales of our common stock;
●	general stock market conditions; or
●	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

We may face future securities class action lawsuits that could require us to pay damages or settlement costs and otherwise harm our business.

A securities class action lawsuit was filed against us in 2000, following a decline in the trading price of our common stock from $17.00 per share on June 21, 1999, to $6.50 per share on June 28, 1999.  We settled this lawsuit in 2002 with a $1.8 million payment, covered by insurance, after incurring legal costs of $1.0 million that were not covered by insurance.  Future volatility in the price of our common stock may result in additional securities class action lawsuits against us, which may require that we pay substantial damages or settlement costs in excess of our insurance coverage and incur substantial legal costs, and which may divert management’s attention and resources from our business.

Various restrictions in our charter documents, Delaware law and our credit agreement could prevent or delay a change in control of us that is not supported by our board of directors.

We are subject to a number of provisions in our charter documents, Delaware law and our credit agreement that may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable.  These anti-takeover provisions include:

●	advance notice procedures for nominations of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings;
●
covenants in our credit agreement restricting mergers, asset sales and similar transactions and a provision in our credit agreement that triggers an event of default upon the acquisition by a person or a group of persons of beneficial ownership of 33 1/3% or more of our outstanding common stock; and

●	the Delaware anti-takeover statute contained in Section 203 of the Delaware General Corporation Law.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2007, our facilities were as follows:

Description	Square Feet	Location	Lease Expiration
Corporate headquarters	27,050	Oak Brook, IL	April 2013
Learning Curve Brands, Inc. warehouse	400,000	Rochelle, IL	November 2019
Learning Curve Brands, Inc. office and warehouse	368,000	Dyersville, IA	Owned
Learning Curve Brands, Inc. warehouse	166,000	Dyersville, IA	Owned
Learning Curve Brands, Inc. office	21,650	Stoughton, MA	August 2010
Learning Curve Brands, Inc. office	2,755	Bentonville, AR	October 2008
Learning Curve Brands, Inc. office	2,300	Walnut Creek, CA	May 2010
Learning Curve Brands, Inc. office	1,263	Kettering, OH	Month-to-month
Learning Curve Brands, Inc. storage	1,250	Stoughton, MA	May 2008
Learning Curve Brands, Inc. office	1,200	Mission Viejo, CA	November 2008
Learning Curve Brands, Inc. office	938	Edina, MN	August 2009
Learning Curve Brands, Inc. office	495	Danbury, CT	June 2008
Learning Curve Brands, Inc. office	108	Kansas City, MO	Month-to-month
RC2 Industrial Zone quarters	44,867	Dongguan City, China	March 2008
RC2 Industrial Zone quarters	25,478	Dongguan City, China	August 2008
RC2 Industrial Zone office, warehouse and storage	61,398	Dongguan City, China	March 2008
RC2 Industrial Zone office	806	Dongguan City, China	August 2008
RC2 (H.K.) Limited office	10,296	Kowloon, Hong Kong	July 2008
Racing Champions International Limited office	8,419	Exeter, United Kingdom	October 2013
Racing Champions International Limited office and showroom	2,035	Thatcham, United Kingdom	August 2011
Racing Champions International Limited office	667	Saint Germain en Laye, France	December 2012
Racing Champions International Limited office	603	Laren, Holland	December 2010
Racing Champions International Limited office	172	Barcelona, Spain	February 2008
RC2 Canada Corporation warehouse (1)	47,000	Concord, Ontario	May 2010
RC2 Deutschland GmbH office	2,570	Marsdof, Germany	December 2010
RC2 Australia, Pty. Ltd. office and warehouse	49,127	Mount Waverly, Victoria, Australia	December 2009

(1)	As of January 1, 2004, the Canadian warehouse was no longer being used in our operations and has been subsequently sublet.

Item 3.  Legal Proceedings

Following the announcement of our recall of certain Thomas & Friends Wooden Railway products in June 2007, a number of putative class action lawsuits were filed against the Company in various federal and state courts with respect to the products subject to the June and September recalls of the Company's Thomas & Friends Wooden Railway products.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the recalls, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violation of the federal Consumer Product Safety Act.  On December 19, 2007, the various federal class action lawsuits were consolidated in the U.S. District Court for the Northern District of Illinois.  On January 22, 2008, we announced that we had reached a settlement in Barrett v. RC2 Corporation filed in the Circuit Court of Cook County, Illinois with the plaintiffs in the various class action lawsuits filed in state courts.  The Circuit Court of Cook County, Illinois has granted preliminary approval of the terms of the proposed settlement.  If the settlement receives final approval it would resolve the claims made by members of the class in Barrett, namely persons in the United States who do not opt out of the class and who purchased or owned for purposes other than resale the Company's Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  The settlement would not include a release of individual claims for personal injury against the Company.  On February 20, 2008, the U.S. District Court for the Northern District of Illinois denied a motion filed by plaintiffs in the federal cases for a preliminary injunction seeking to stop the settlement proceedings in the state court and granted the Company's motion to stay the federal court actions pending the state court's final decision of whether to approve the proposed settlement in the Barrett case.  Certain plaintiffs in the federal court action also filed a motion to intervene in the state court proceeding but, on February 25, 2008, they withdrew this motion.  The state court had stayed issuance of notice of the proposed settlement to the class in Barrett pending a decision on the federal plaintiffs' motion to intervene.  Since this motion was withdrawn, the Company will now seek to implement the state court settlement in the Barrett case.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "RCRC."  The following table sets forth the high and low closing sales prices for our common stock as reported by NASDAQ for the periods indicated.

2006:	High	Low
First Quarter	$40.18	$34.10
Second Quarter	39.75	34.38
Third Quarter	38.85	31.28
Fourth Quarter	$45.11	$33.66

2007:	High	Low
First Quarter	$44.53	$38.26
Second Quarter	45.72	39.86
Third Quarter	41.45	28.86
Fourth Quarter	$30.95	$26.30

As of December 31, 2007, there were approximately 134 holders of record of our common stock.  We believe the number of beneficial owners of our common stock on that date was substantially greater.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (000s)
January 1, 2007 through September 30, 2007	2,246,396	$30.33	2,246,396	$81,869

October 1, 2007 – October 31, 2007	52,300	28.68	52,300	80,368
November 1, 2007 – November 30, 2007	427,608	29.02	427,608	67,957
December 1, 2007 – December 31, 2007	207,730	28.37	207,730	62,064
Total quarter ended December 31, 2007	687,638	28.80	687,638	62,064

Total	2,934,034	$29.97	2,934,034	$62,064

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  During the year ended December 31, 2007, the Company repurchased 2.9 million shares for $87.9 million under this program.

Item 6.  Selected Financial Data

The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements, the notes to those statements and "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations."  The consolidated statements of earnings for the years ended December 31, 2005, 2006 and 2007, and the consolidated balance sheet data as of December 31, 2006 and 2007, are derived from our audited consolidated financial statements included elsewhere herein.  The consolidated statements of earnings for the years ended December 31, 2003 and 2004, and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005, are derived from our audited consolidated financial statements, as adjusted for discontinued operations, that are not included herein.

	Year Ended December 31,
	2003	2004	2005	2006	2007
Consolidated Statements of Earnings:	(in thousands, except per share data)
Net sales (1)	$296,689	$367,687	$492,766	$518,829	$488,999
Cost of sales (2)	142,918	186,813	252,935	275,754	270,059
Restructuring charge related to discontinued automotive collectibles	—	—	—	1,872	—
Recall-related costs	—	—	—	—	4,624
Gross profit	153,771	180,874	239,831	241,203	214,316
Selling, general and administrative expenses (2)	100,385	121,785	150,381	155,180	161,560
Amortization of intangible assets	30	94	1,385	1,149	893
Impairment of intangible assets	327	4,318	—	—	—
Gain on sale of W. Britain product line	—	—	(1,953)	—	—
Restructuring charge related to discontinued automotive collectibles	—	—	—	12,631	—
Recall-related costs	—	—	—	—	18,068
Operating income	53,029	54,677	90,018	72,243	33,795
Interest expense, net	3,477	4,063	5,983	3,465	1,515
Other (income) expense	(145)	(508)	146	530	(1,768)
Income from continuing operations before income taxes	49,697	51,122	83,889	68,248	34,048
Income tax expense	13,904	18,755	31,153	24,478	12,472
Income from continuing operations	35,793	32,367	52,736	43,770	21,576
Income (loss) from discontinued operations, net of tax	2,624	1,611	394	(9,676)	110
Net income	$38,417	$33,978	$53,130	$34,094	$21,686
Basic earnings per common share:
Income from continuing operations	$2.10	$1.73	$2.56	$2.09	$1.05
Income (loss) from discontinued operations	0.15	0.09	0.02	(0.46)	0.01
Net income	$2.25	$1.82	$2.58	$1.63	$1.06
Diluted earnings per common share:
Income from continuing operations	$1.98	$1.64	$2.45	$2.04	$1.04
Income (loss) from discontinued operations	0.14	0.08	0.02	(0.45)	0.01
Net income	$2.12	$1.72	$2.47	$1.59	$1.05
Weighted average shares outstanding:
Basic	17,060	18,687	20,613	20,884	20,395
Diluted	18,105	19,761	21,532	21,377	20,748

	As of December 31,
	2003	2004	2005	2006	2007
Consolidated Balance Sheet Data:
Working capital	$70,471	$112,931	$113,286	$129,603	$67,128
Total assets	381,829	585,748	629,736	614,640	650,245
Total debt	85,000	131,250	82,647	22,438	95,000
Total stockholders’ equity	$225,299	$346,762	$398,951	$451,926	$397,378

(1)  Net sales for the year ended December 31, 2007, include $5.6 million in recall-related returns and allowances.
(2)  Depreciation expense was $11.9 million, $15.3 million, $14.4 million, $14.1 million and $13.9 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

General Note:  Results for 2003 include the results of LCI from March 1, 2003.  Results for 2004 include the results of PM from June 1, 2004, and TFY from September 16, 2004.  Results for 2007 include the results of Angels Landing from May 24, 2007 and MI from November 30, 2007.  As these acquisitions were accounted for using the purchase method of accounting, periods prior to the acquisition effective dates do not include any results for LCI, PM, TFY, Angels Landing or MI.  Discontinued operations include the results from our collectible trading card business and die-cast sports collectibles product line, which were disposed of in connection with the sale of RC2 South, Inc. effective November 1, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles, and infant and toddler products.  We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia and Asia Pacific.  Our product categories include (i) infant and toddler products, (ii) preschool products and (iii) youth and adult products.  We market a significant portion of our products with licenses from other parties, and we are currently a party to over 400 license agreements.

The Compass Business Acquisition.  On May 24, 2007, we acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kettering, Ohio.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses, and includes $0.3 million which may be earned in the transaction by Angels Landing if gross sales relating to the Compass Business in 2008 exceed a certain target.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in our consolidated statements of earnings since the effective date of the acquisition.

Mother’s Intuition Acquisition.  On November 30, 2007, we acquired substantially all of the assets of Mother’s Intuition Inc. (MI), a privately-held, start-up developer and marketer of women’s prenatal bodycare products based in Mission Viejo, California.  Closing consideration consisted of $2.2 million of cash, excluding transaction expenses.  An additional $1.5 million in purchase price has been deferred and will be paid in three equal installments of $0.5 million each on December 31, 2008, 2009 and 2010.  Additional cash consideration of up to $10.5 million may be earned in the transaction by MI based on achieving certain financial targets in each of the three years beginning in 2008 through 2010.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of MI have been included in our consolidated statements of earnings since the effective date of the acquisition.

Product Recalls.  On June 13, 2007, we announced the voluntary recall of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line, after an internal investigation linked apparent excess levels of lead with a limited number of paint colors used at a single contract manufacturer facility which purchased paint from independent suppliers.  On September 26, 2007, the Company announced the voluntary recall of five Thomas & Friends Wooden Railway items, in addition to those items recalled in June 2007.  Additionally, on December 6, 2007, the Company announced the voluntary recalls of two styles of The First Years 3-in-1 Flush & Sounds Potty training seats due to the discovery of excess levels of lead in the surface paint on 5-inch rectangular plaques inserted into the backs of the training seats and three styles of The First Years Newborn-to-Toddler Reclining Feeding Seat due to malfunctioning restraining straps that may disengage and permit the child to slip out of the seat.  See "Risk Factors" in Part I, Item 1A for additional information.

Sales.  Our sales are primarily derived from the sale of infant and toddler products, preschool products and youth and adult products and are recognized upon transfer of title of product to our customers.  We market our products through a variety of distribution channels, including chain retailers, specialty retailers, wholesalers and OEM dealers, and corporate promotional and direct to consumers.  For the years ended December 31, 2005, 2006 and 2007, sales to chain retailers comprised 63.8%, 68.0% and 68.3%, respectively, of our net sales.

Our products are marketed and distributed primarily in North America, Europe, Australia and Asia Pacific.  International sales, defined as sales outside of North America, constituted 14.5%, 16.7% and 22.1% of our net sales for the years ended December 31, 2005, 2006 and 2007, respectively.  We expect international sales to continue to increase as we expand our geographic reach.  Net sales in our international segment increased 24.5% for the year ended December 31, 2007, which includes a 9.5% benefit in changes from currency exchange rates.

We derive a significant portion of our sales from some of the world’s largest retailers.  Our top three customers combined accounted for 40.5%, 44.2% and 42.6% of our net sales in 2005, 2006 and 2007, respectively.  Net sales to each of the Company’s largest customers for the years ended December 31, 2005, 2006 and 2007, as a percentage of the Company’s total net sales in each of the respective years is as follows:

	Year Ended December 31,
	2005	2006	2007
Wal-mart	13.4%	16.3%	15.4%
Target	12.0	13.1	14.1
Toys "R" Us/Babies "R" Us	15.1%	14.8%	13.1%

No other customers accounted for more than 10.0% of the Company’s net sales in any of the years ended December 31, 2005, 2006 or 2007.

We provide certain customers the option to take delivery of our products in the United States, United Kingdom, Australia, Canada, Belgium or Germany, with credit terms generally ranging from 30 to 90 days or directly in China with payment made by irrevocable letter of credit or wire transfer.  We generally grant price discounts on direct sales from China resulting in lower gross margins.  However, shipments direct from China lower our distribution and administrative costs, so we believe that our operating income margin is comparable for products delivered in China versus products shipped in the United States, United Kingdom, Australia, Canada, Belgium or Germany.  For the years ended December 31, 2005, 2006 and 2007, direct sales from China constituted 10.5%, 14.7% and 15.6%, respectively, of our net sales.

We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Returns and allowances on an annual basis have ranged from 6.2% to 8.6% of our net sales over the last three years.  Returns and allowances for the year ended December 31, 2007, include $5.6 million related to the 2007 recalls causing an increase in the higher end of the annual range.

Expenses.  Our products are manufactured by third-parties, principally located in China.  Cost of sales primarily consists of purchases of finished products, which accounted for 81.7%, 82.5% and 80.9% of our cost of sales in 2005, 2006 and 2007, respectively.  The remainder of our cost of sales primarily includes tooling depreciation, freight-in from suppliers, inventory reserves, concept and design expenses, employee compensation, expense related to stock-based payment arrangements and, in 2007, certain recall-related costs.  Our purchases of finished products from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  As a result, any material increase in the value of the Hong Kong dollar or the Renminbi relative to the U.S. dollar would increase our expenses and, therefore, could adversely affect our profitability.

Additionally, if our suppliers experience increased raw materials, labor or other costs and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease.  For example, increases in the price of zinc, a key component in die-cast products, and increased costs in China, primarily for labor, reduced our gross margins in 2006 and 2007 and may continue to reduce our gross margins in 2008.

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

Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing expenses, freight-out to customers, sales commissions, expense related to stock-based payment arrangements and, in 2007, certain recall-related costs.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalties may be paid to various licensors on a single product.  In 2007, aggregate royalties by product ranged from approximately 0.3% to 22.0% of our net sales price.  Royalty expense was 6.6%, 7.4% and 7.1% of our net sales for the years ended December 31, 2005, 2006 and 2007, respectively.  Sales commissions ranged from approximately 1.0% to 10.0% of the net sales price, and are generally paid quarterly to our external sales representative organizations.  Sales subject to commissions represented 31.1%, 30.2% and 29.5% of our net sales for the years ended December 31, 2005, 2006 and 2007, respectively.   Sales commission expense was 1.3%, 1.2% and 1.2% of our net sales for the years ended December 31, 2005, 2006 and 2007, respectively.

On January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment," using the modified prospective method.  This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  For periods ended prior to January 1, 2006, pursuant to APB Opinion No. 25, no stock-based employee compensation expense was recognized by the Company, and under the modified prospective method pursuant to SFAS No. 123R, results for prior periods have not been restated.

In order to support its new product launches and to build consumer awareness of its owned brands, the Company incurred $9.5 million for investment spending during the year ended December 31, 2007, of which $8.3 million has been expensed.  The spending is focused on key strategic plan initiatives, including on-line, digital and traditional consumer marketing, and building and launching owned brands.

Seasonality.  We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry.  Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season.  Approximately 59.2% of our net sales for the three years ended December 31, 2007, were generated in the second half of the year.  As a result, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Results of Operations
	Year Ended December 31,
	2005		2006		2007
(in thousands, except per share data)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales (1)	$492,766	100.0%	$518,829	100.0%	$488,999	100.0%
Cost of sales	252,935	51.3	275,754	53.1	270,059	55.2%
Restructuring charge related to discontinued automotive collectibles	—	—	1,872	0.4	—	—
Recall-related costs	—	—	—	—	4,624	1.0%
Gross profit	239,831	48.7	241,203	46.5	214,316	43.8
Selling, general and administrative expenses	150,381	30.5	155,180	29.9	161,560	33.0%
Amortization of intangible assets	1,385	0.3	1,149	0.3	893	0.2
Gain on sale of W. Britain product line	(1,953)	(0.4)%	—	—	—	—
Restructuring charge related to discontinued automotive collectibles	—	—	12,631	2.4	—	—
Recall-related costs	—	—	—	—	18,068	3.7%
Operating income	90,018	18.3	72,243	13.9	33,795	6.9
Interest expense, net	5,983	1.2	3,465	0.7	1,515	0.3
Other expense (income)	146	—	530	0.1	(1,768)	(0.4)
Income from continuing operations before income taxes	83,889	)17.1	68,248	13.1	34,048	7.0
Income tax expense	31,153	6.3	24,478	4.7	12,472	2.6
Income from continuing operations	52,736	10.8	43,770	8.4	21,576	4.4
Income (loss) from discontinued operations, net of tax	394	—	(9,676)	(1.9)	110	—
Net income	$53,130	10.8%	$34,094	6.5%	$21,686	4.4%

Basic earnings per common share:
Income from continuing operations	$2.56		$2.09		$1.05
Income (loss) from discontinued operations	0.02		(0.46)		0.01
Net income	$2.58		$1.63		$1.06
Diluted earnings per common share:
Income from continuing operations	$2.45		$2.04		$1.04
Income (loss) from discontinued operations	0.02		(0.45)		0.01
Net income	$2.47		$1.59		$1.05
Weighted average shares outstanding:
Basic	20,613		20,884		20,395
Diluted	21,532		21,377		20,748

(1)  Net sales for the year ended December 31, 2007, include $5.6 million in recall-related returns and allowances.

Operating Highlights

Net sales for the year ended December 31, 2007, decreased 5.7%.  Gross margin decreased to 43.8% for 2007 from 46.5% for 2006.  Selling, general and administrative expenses as a percentage of net sales increased to 33.0% for 2007 from 29.9% for 2006.  Operating income decreased to $33.8 million for 2007 compared to $72.2 million for 2006.  As a percentage of net sales, operating income decreased to 6.9% for 2007 from 13.9% for 2006.

The Company recorded charges of $17.6 million, net of tax, or $0.84 per diluted share, in the year ended December 31, 2007, related to the 2007 recalls.  The portion of these charges included in the North America and International segments for the year ended December 31, 2007, is $14.8 million and $2.8 million, respectively.  These charges are based on the latest estimates of retailer inventory returns, consumer product replacement costs and shipping costs as of the date of this filing, as well as the additional replacement costs or refunds, donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits.  See Part I, Item 1A, “Risk Factors” for additional information.

On January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment," using the modified prospective method.  This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  For periods ended prior to January 1, 2006, pursuant to APB Opinion No. 25, no stock-based employee compensation expense was recognized by the Company, and under the modified prospective method pursuant to SFAS No. 123R, results for the prior periods have not been restated.  Results for the year ended December 31, 2005, do not include compensation expense for stock-based payment arrangements.

Effective November 1, 2006, the Company sold all of the issued and outstanding capital stock of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses.  The sale of the Company’s trading card business and sports collectibles product line is consistent with the Company’s strategic focus to achieve sustainable organic growth and to concentrate its efforts on its higher growth infant and toddler products and preschool products categories. The transaction was effective November 1, 2006, and the results of this sold business are presented as discontinued operations in the accompanying consolidated statements of earnings and consolidated statements of cash flows.  A loss of $11.4 million and a gain of $0.1 million, both net of income tax, on the sale were recognized on this transaction during the years ended December 31, 2006 and 2007, respectively.  The operations of the sold business, as well as the loss and the gain on the sale, are presented in income (loss) from discontinued operations, net of tax, in the accompanying consolidated statements of earnings for the years ended December 31, 2006 and 2007.

During December 2006, the Company made the decision to discontinue its Racing Champions®, JoyRide®, AMT® and certain Ertl® die-cast and model kit automotive collectible product lines.  As a result of discontinuing certain of these product lines, the Company recorded a non-cash restructuring charge of $14.5 million, or $9.1 million net of estimated income tax benefits, or $0.42 per diluted share, for the year ended December 31, 2006, to write-off undepreciated tooling costs and unamortized intangible assets and to provide inventory and royalty reserves.

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

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Net sales.  Net sales decreased $29.8 million, or 5.7%, to $489.0 million for 2007 from $518.8 million for 2006.  Net sales in our North America segment decreased 11.8% and net sales in our international segment increased 24.5% which includes a 9.5% benefit in changes from currency exchange rates.

Net sales for the year ended December 31, 2007, excluding $22.2 million in net sales of discontinued product lines and $5.6 million of recall-related returns and allowances, were $472.4 million, a decrease of 1.9% when compared with net sales for the year ended December 31, 2006, excluding $37.4 million in net sales of discontinued product lines, of $481.4 million.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2007 actual	$489.0
Deduct: discontinued product lines	22.2
Add: recall-related returns and allowances	5.6
As adjusted	$472.4

2006 actual	$518.8
Deduct: discontinued product lines	37.4
As adjusted	$481.4

Net sales decreases occurred in our preschool products and youth and adult products categories, but these decreases were partially offset by an increase in our infant and toddler products category.

Net sales in our preschool products category decreased 14.2% primarily driven by declines in our licensed toy product lines and ride-ons which offset the increases generated from new product launches.  Excluding the $4.9 million of recall-related returns and allowances, our preschool products category decreased 12.0%.  Net sales in our youth and adult products category decreased 5.7% primarily due to lower sales of discontinued products, partially offset by sales increases attributable to new product launches.  Excluding net sales related to the discontinued product lines, net sales in our youth and adult products category increased 11.0%.  Net sales in our infant and toddler products category increased 5.2% primarily driven by our Take & Toss toddler self-feeding system, our Soothie bottle feeding system, our American Red Cross health and wellness products marketed under our The First Years by Learning Curve brand and the newly re-launched Lamaze infant development products.  Excluding the $0.7 million of recall-related returns and allowances and net sales related to discontinued product lines of $0.3 million, net sales in our infant and toddler products category increased 5.8%.  Information in this paragraph regarding net sales in our infant and toddler products category excluding recall-related returns and allowances and excluding net sales related to discontinued product lines, in our preschool products category excluding recall-related returns and allowances and in our youth and adult products category excluding net sales related to discontinued product lines constitutes non-GAAP financial information.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.

A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2007	2006	Difference	% Change
Infant and toddler products actual	$184.9	$175.7	$9.2	5.2%
Add: recall-related returns and allowances	0.7	—	0.7	—
Deduct: discontinued product lines	—	0.3	(0.3)	—
As adjusted	$185.6	$175.4	$10.2	5.8%

Preschool products actual	$196.8	$229.3	$(32.5)	(14.2)%
Add: recall-related returns and allowances	4.9	—	4.9	—
As adjusted	$201.7	$229.3	$(27.6)	(12.0)%

Youth and adult products actual	$107.3	$113.8	$(6.5)	(5.7)%
Deduct: discontinued product lines	22.2	37.1	(14.9)	(40.2)
As adjusted	$85.1	$76.7	$8.4	11.0%

Gross profit.  Gross profit decreased $26.9 million, or 11.2%, to $214.3 million for 2007 from $241.2 million for 2006.  The gross profit margin, as a percentage of net sales, decreased to 43.8% for 2007 compared to 46.5% for 2006.  This decrease was primarily due to a less favorable product mix, higher product costs than that experienced in the prior year and $10.2 million of recall-related costs.  Gross profit for the year ended December 31, 2006, was negatively impacted by the $1.9 million restructuring charge related to the discontinuance of the automotive collectible product lines.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.4 million, or 4.1%, to $161.6 million for 2007 from $155.2 million for 2006.  As a percentage of net sales, selling, general and administrative expenses increased to 33.0% for 2007 from 29.9% for 2006.  Selling, general and administrative expenses for the year ended December 31, 2007, include $8.3 million of investment spending to support our new product launches and to build consumer awareness of our owned brands.

Operating income. Operating income decreased to $33.8 million for 2007 from $72.2 million for 2006.  As a percentage of net sales, operating income decreased to 6.9% for 2007 from 13.9% for 2006.  Operating income for the year ended December 31, 2007, was negatively impacted by $28.3 million of recall-related costs and $8.3 million of investment spending to support our new product launches and to build consumer awareness of our owned brands.  Operating income for the year ended December 31, 2006, includes a $14.5 million restructuring charge related to the discontinuance of the automotive collectible product lines.

Net interest expense. Net interest expense of $1.5 million for 2007 and $3.5 million for 2006 relates primarily to bank term loans and lines of credit.  The decrease in net interest expense for 2007 was primarily due to the decrease in average outstanding debt balances partially offset by higher average interest rates and the write-off of $0.2 million of deferred financing fees related to the Company’s voluntary payment of the remaining balance of its term loan.  The $95.0 million of borrowings under our revolving line of credit in 2007 will increase net interest expense in future periods.

Income tax.  Income tax expense for the years ended December 31, 2006 and 2007, includes provisions for federal, state and foreign income taxes at an effective rate of 37.3% and 37.9%, respectively.  However, the tax rate, including discrete items, for the years ended December 31, 2006 and 2007, is 35.9% and 36.6%, respectively.   Discrete items include significant, infrequent, unusual or non-recurring items.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Net sales. Net sales increased $26.0 million, or 5.3%, to $518.8 million for 2006 from $492.8 million for 2005.  Net sales increased in our infant and toddler products and preschool products categories, but these increases were partially offset by a decrease in our youth and adult products category.

Net sales in our preschool products category increased 14.7% primarily attributable to the Thomas & Friends, Bob the Builder and John Deere ride-on and toy vehicles product lines.  Net sales in our infant and toddler products category increased 9.8%, primarily attributable to The First Years’ Take & Toss toddler self-feeding system, Soothie bottle system and Learning Curve’s Lamaze infant toys.  Net sales in our youth and adult products category decreased 14.4%, primarily due to continued softness in the collectibles market.

Actual net sales for 2006, excluding $37.4 million in net sales of sold and discontinued product lines, were $481.4 million, an increase of 12.0% when compared to 2005 actual net sales, excluding $62.9 million in net sales of sold and discontinued product lines, of $429.9 million.  Management has provided this non-GAAP financial information so that investors can more easily compare financial performance of the Company’s current business operations from period to period.  A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2006 actual	$518.8
Deduct: sold and discontinued product lines	37.4
As adjusted	$481.4

2005 actual	$492.8
Deduct: sold and discontinued product lines	62.9
As adjusted	$429.9

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

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $4.8 million, or 3.2%, to $155.2 million for 2006 from $150.4 million for 2005.  As a percentage of net sales, selling, general and administrative expenses decreased to 29.9% for 2006 from 30.5% for 2005.  Selling, general and administrative expenses for the year ended December 31, 2006, include $3.9 million of compensation expense for stock-based payment arrangements.  Results for the year ended December 31, 2005, do not include compensation expense for stock-based payment arrangements.  Pro forma compensation expense for stock-based payment arrangements for the year ended December 31, 2005, was $3.3 million.

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

Income tax.  Income tax expense of $24.5 million for 2006 includes provisions for federal, state and foreign income taxes at an effective rate of 37.3%.  However, the tax rate, including discrete items, for 2006 is 35.9%.  Discrete items include significant, infrequent, unusual or non-recurring items.  Income tax expense of $31.2 million for 2005 includes a tax charge of $0.5 million, or $0.02 per diluted share, incurred as a result of repatriation of foreign earnings and a tax benefit of $0.7 million, or $0.03 per diluted share, relating to a reduction of income tax accruals stemming from the resolution of specific outstanding state and foreign tax issues.  Income tax expense for 2005 includes provisions for federal, state and foreign income taxes at an effective rate of 37.1%.

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.  Our operating activities generated cash of $63.5 million in 2007, $61.8 million in 2006 and $59.1 million in 2005.

Working capital decreased $62.5 million to $67.1 million at December 31, 2007, from $129.6 million at December 31, 2006.  Cash and cash equivalents increased $32.4 million to $57.8 million at December 31, 2007, from $25.4 million at December 31, 2006.  Our accounts receivable decreased $2.6 million to $110.3 million at December 31, 2007, from $112.9 million at December 31, 2006.  Our inventory level decreased $6.7 million to $77.0 million at December 31, 2007, from $83.7 million at December 31, 2006.  Accounts payable and accrued recall-related costs increased $21.7 million to $48.6 million at December 31, 2007, from $26.9 million at December 31, 2006.

Net cash used in investing activities was $20.3 million in 2007, $8.3 million in 2006 and $6.6 million in 2005. The increase in 2007 was primarily attributable to the 2007 acquisitions of the Compass Business and MI and the 2006 sale of discontinued operations.  Capital expenditures, primarily for molds and tooling, in 2007 and 2006 were $11.5 million and $14.4 million, respectively, and we expect capital expenditures for 2008, principally for molds and tooling, to be approximately $14.0 million.

Net cash used in financing activities was $12.3 million in 2007, $54.5 million in 2006 and $46.5 million in 2005.  Payments of outstanding debt under our credit facilities were $22.4 million for the year ended December 31, 2007, all of which were made on our term loan and resulted in our paying off our outstanding term loan debt during the first quarter of 2007.  During the year ended December 31, 2007, we purchased $87.9 million of our common stock which we funded via borrowings on our revolving line of credit.  Borrowings on our revolving line of credit were $95.0 million during the year ended December 31, 2007.

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45% plus applicable margin through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At December 31, 2007, the margin in effect was 1.00% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At December 31, 2007, the commitment fee in effect was 0.25% per annum.  Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On December 31, 2007, the Company had $95.0 million outstanding on the revolving line of credit, and was in compliance with all covenants.

The Company’s Hong Kong subsidiary maintains an on-going credit agreement with a bank that provides for a line of credit of up to $1.9 million.  Amounts borrowed under this line of credit bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company.  As of December 31, 2006 and 2007, there were no outstanding borrowings under this line of credit.

The Company’s United Kingdom subsidiary maintains two on-going lines of credit with two banks totaling $0.4 million.  The lines of credit bear interest at 1.0% over the bank’s base rate, and the total amount is subject to a letter of guarantee given by the Company.  At December 31, 2006 and 2007, there were no amounts outstanding on these lines of credit.

During 2005, the Company’s United Kingdom subsidiary entered into an additional line of credit with a bank for $8.0 million that was to expire on September 14, 2008.  The line of credit bore interest at 1.15% over the LIBOR rate, and the total amount was secured by a guarantee of the Company.  During 2006, all borrowings under the line of credit were repaid, and the Company cancelled the availability thereunder.

The following table summarizes our significant contractual commitments at December 31, 2007:

	Payment Due by Period
(in thousands) Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and beyond
Line of credit	$95,000	$95,000	$—	$—	$—
Estimated future interest payments on line of credit	4,097	4,097	—	—	—
Minimum guaranteed royalty payments	36,245	4,147	15,981	15,842	275
Operating leases	25,804	4,095	6,413	4,267	11,029
Unconditional purchase obligations	65,720	23,261	42,459	—	—
Total contractual cash obligations	$226,866	$130,600	$64,853	$20,109	$11,304

Estimated future interest payments on our line of credit were based upon the interest rates in effect at December 31, 2007.

In February 2007, we announced that our Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of our common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors.  Shares repurchased are held as treasury shares.  During the year ended December 31, 2007, we repurchased 2.9 million shares for $87.9 million under this program.  These repurchases were funded via borrowings on our revolving line of credit.

In order to support our new product launches and to build consumer awareness of our owned brands, we incurred $9.5 million for investment spending during the year ended December 31, 2007 of which $8.3 million has been expensed.  The spending is focused on key strategic plan initiatives including on-line, digital and traditional consumer marketing and building and launching owned brands.

We believe that our cash flows from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs in 2008.  Our existing credit facility matures on September 14, 2008, and we currently anticipate that we will refinance during the second quarter of 2008.  Due to seasonal increases in demand for our products, our working capital is typically highest during the third and fourth quarters, and our debt levels are highest during the second and third quarters.  Although operating activities are expected to provide sufficient cash, any significant future product or property acquisitions, including up-front licensing payments, may require additional debt or equity financing.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the years ended December 31, 2005, 2006 and 2007.

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

Impairment of long-lived assets, goodwill and other intangible assets.  Long-lived assets have been reviewed for impairment based on SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."  This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred.  Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, "Goodwill and Other Intangible Assets."  Under this Statement, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment.  The Company’s management reviews for indicators that might suggest an impairment loss could exist.  Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets.  Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.  Intangible assets that have finite useful lives are amortized over their useful lives.  The Company adopted SFAS No. 142 on January 1, 2002. Goodwill has been amortized over 40 years on a straight-line basis through December 31, 2001.

As of December 31, 2006 and 2007, goodwill, net of accumulated amortization, was $239.1 million and $247.8 million, respectively.  The increase in goodwill at December 31, 2007, was due to the acquisition of the Compass Business and MI.  The Company completed its annual goodwill impairment tests as of October 1, 2006 and 2007, which resulted in no impairment.  The annual impairment tests for intangible assets in 2007 resulted in no impairment to intangibles.  However, for the year ended December 31, 2006, an impairment charge for intangible assets in the North America segment of $2.8 million has been included in the restructuring charge related to discontinued automotive collectibles within operating expenses in the accompanying consolidated statement of earnings, as a result of the 2006 annual impairment test for intangible assets.  The impairment charge was based upon the Company’s decision to discontinue its automotive collectible product lines.

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

Effective January 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109."  Management considers certain tax exposures and all available evidence when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  If the available evidence were to change in the future, an adjustment to the tax-related balances may be required.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets.

Product recalls.  The Company establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimatable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs and shipping costs, are considered when establishing a product recall reserve.  In 2007, the Company also considered additional replacement costs or refunds, donations, notice charges, claims admininstration and legal fees related to the settlement of the class action lawsuits (see Item 3).  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

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

Accrued royalties.  Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period, as well as management estimates for additional royalty exposures.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalties may be paid to various licensors on a single product.  Royalty expense is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Stock-based compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment."  The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006.  Income from continuing operations before income tax for the years ended December 31, 2006 and 2007, includes total expense recognized for all of the Company’s stock-based payment plans.

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

The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option pricing model.  The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of restricted stock awards granted under the stock incentive plan is calculated either using the market price on the grant date or the market price on the last day of the reported period.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  This Statement is effective for the financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is evaluating the effect that this Statement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations."  This Statement replaces SFAS No. 141, "Business Combinations."  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company plans to adopt this statement on January 1, 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facilities and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at December 31, 2007, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.4 million per month.  The Company determined these amounts based on $95.0 million of variable rate borrowings at December 31, 2007, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 19.4% of net sales in 2007 denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the year ended December 31, 2007, would have changed the total dollar amount of our gross profit by 10.2%.  During July 2005, China revalued the Chinese Renminbi, abandoning the former method of pegging the Chinese Renminbi to the U.S. dollar.  As expenses for the Company’s Chinese manufacturers are primarily denominated in Chinese Renminbi, a material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company’s expenses, and therefore, could adversely affect the Company’s profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar, the Euro or the Canadian dollar for the year ended December 31, 2007, individually would not have had a significant impact on the Company’s earnings.  The Company is also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States.  Historically, the Company has not used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

Financial Statements

Our consolidated financial statements and notes thereto are filed under this item beginning on page F1 of this report.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations for 2006 and 2007.  We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented.  You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission.  The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Fiscal Year 2006
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$101,672	$106,586	$156,021	$154,550
Cost of sales (1)	54,395	56,146	82,574	82,639
Restructuring charge related to discontinued automotive collectibles	—	—	—	1,872
Gross profit	47,277	50,440	73,447	70,039
Selling, general and administrative expenses (1)	34,116	36,646	42,425	41,993
Amortization of intangible assets	315	315	315	204
Restructuring charge related to discontinued automotive collectibles	—	—	—	12,631
Operating income	12,846	13,479	30,707	15,211
Interest expense, net	1,015	856	944	650
Other (income) expense	(155)	37	273	375
Income before income taxes	11,986	12,586	29,490	14,186
Income tax expense	4,420	4,538	10,758	4,762
Income from continuing operations	7,566	8,048	18,732	9,424
(Loss) income from discontinued operations, net of tax	(76)	1,087	641	(11,328)
Net income (loss)	$7,490	$9,135	$19,373	$(1,904)
Basic earnings per common share:
Income from continuing operations	$0.36	$0.39	$0.90	$0.45
Income (loss) from discontinued operations	—	0.05	0.03	(0.54)
Net income (loss)	$0.36	$0.44	$0.93	$(0.09)
Diluted earnings per common share:
Income from continuing operations	$0.35	$0.38	$0.88	$0.44
Income (loss) from discontinued operations	—	0.05	0.03	(0.53)
Net income (loss)	$0.35	$0.43	$0.91	$(0.09)
Weighted average shares outstanding:
Basic	20,750	20,863	20,917	21,004
Diluted	21,262	21,347	21,365	21,463

(1)  Depreciation expense was $3.5 million, $3.6 million, $3.6 million and $3.4 million for Q1, Q2, Q3 and Q4 2006, respectively.

	Fiscal Year 2007
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales (1)	$112,593	$92,990	$144,843	$138,573
Cost of sales (2)	62,131	53,544	78,552	75,832
Recall-related costs	—	1,703	2,408	513
Gross profit	50,462	37,743	63,883	62,228
Selling, general and administrative expenses (2)	37,768	32,722	42,680	48,390
Amortization of intangible assets	213	213	208	259
Recall-related costs	—	2,233	5,270	10,565
Operating income	12,481	2,575	15,725	3,014
Interest expense (income), net	302	(150)	355	1,008
Other income	(466)	(110)	(411)	(781)
Income before income taxes	12,645	2,835	15,781	2,787
Income tax expense	4,586	485	5,012	2,389
Income from continuing operations	8,059	2,350	10,769	398
Income from discontinued operations, net of tax	—	110	—	—
Net income	$8,059	$2,460	$10,769	$398
Basic earnings per common share:
Income from continuing operations	$0.38	$0.11	$0.52	$0.02
Income from discontinued operations	—	0.01	—	—
Net income	$0.38	$0.12	$0.52	$0.02
Diluted earnings per common share:
Income from continuing operations	$0.37	$0.11	$0.52	$0.02
Income from discontinued operations	—	—	—	—
Net income	$0.37	$0.11	$0.52	$0.02
Weighted average shares outstanding:
Basic	21,116	21,225	20,523	18,743
Diluted	21,519	21,611	20,850	19,060

(1)  Net sales for Q2, Q3, and Q4 2007 include $2.4 million, $1.7 million and $1.5 million, respectively, of recall-related returns and allowances.
(2)  Depreciation expense was $3.6 million, $3.6 million, $3.3 million and $3.4 million for Q1, Q2, Q3 and Q4 2007, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting, which appears on page F-3 hereof.

Item 9B. Other Information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters-Audit Committee Financial Expert" in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2008.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under "Corporate Governance Matters-Code of Business Ethics" in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

The Audit Committee of our Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Daniel M. Wright (Chairman), John J. Vosicky, Michael J. Merriman, Jr. and Linda A. Huett.

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under "Executive Compensation" and "Director Compensation" in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2008.

The information incorporated by reference from the "Report of the Compensation Committee" in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under "Security Ownership" in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2008.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2007, for the Company’s equity compensation plans, including the RC2 Corporation 2005 Stock Incentive Plan (2005 Plan), the Racing Champions Ertl Corporation Stock Incentive Plan, the RC2 Corporation Employee Stock Purchase Plan (ESPP) and the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan.  All of these plans have been approved by the Company’s stockholders, other than the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan, which was approved by Wheels Sports Group’s stockholders and assumed by the Company following its acquisition of Wheels Sports Group in 1998.  The Wheels Sports Group, Inc. 1996 Omnibus Stock Plan and the Racing Champions Ertl Corporation Stock Incentive Plan are dormant, and no future issuances are allowed under these plans.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	1,491,390	$24.27	1,144,499
Equity compensation plans not approved by stockholders	—	—	—
Total	1,491,390	$24.27	1,144,499

(1)  Number of common shares available for future issuance under equity compensation plans includes 463,283 shares related to the ESPP and 681,216 shares related to the 2005 Plan.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the discussions under "Transactions with Related Persons" in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2008.  Information regarding director independence is incorporated by reference to the discussions under "Corporate Governance Matters-Director Independence" in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2008.

Item 14.  Principal Accountant Fees and Services

Information regarding the fees and services of the independent registered public accounting firm is incorporated herein by reference to the discussion under "Audit Committee Matters-Fees of Independent Registered Public Accounting Firm" in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.            Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2007

Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2006 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007

Notes to Consolidated Financial Statements

2.            Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule for the Years Ended December 31, 2005, 2006 and 2007:

Schedule Number	Description	Page
II	Valuation and Qualifying Accounts	44

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto and, therefore, have been omitted.

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

10.5*
Employment Agreement, dated as of July 31, 2006, between the Company and Gregory J. Kilrea (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-22635)).

10.6*
RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.7*
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

10.9*	Outside Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.10*
Amendment to Outside Director Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-22635).

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
10.13*
RC2 Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 4, 2007 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2007).

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

10.17
Third Amendment to Amended and Restated Credit Agreement, dated as of July 28, 2006, among the Company, certain of its subsidiaries, Harris, N.A., as lender and agent, and other lenders named therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-22635)).

10.18
Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 29, 2006, among the Company, certain of its subsidiaries, Harris N.A., as lender and agent and the other lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-22635)).

10.19
Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2007, among the Company, certain of its subsidiaries, Harris N.A., as lender and agent and the other lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-22635)).

10.20
Sixth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2007, among the Company, certain of its subsidiaries, Harris N.A., as lender and agent and the other lenders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-22635)).

10.21
Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 22, 2007, among the Company, certain of its subsidiaries, Harris, N.A., as lender and agent, and other lenders named therein.

10.22
Eighth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2008, effective as of December 31, 2007, among the Company, certain of its subsidiaries, Harris, N.A., as lender and agent, and other lenders named therein.

21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included as part of the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
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

Date: February 29, 2008	RC2 CORPORATION
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

/s/ Robert E. Dods	Chairman of the Board and	February 29, 2008
Robert E. Dods	Director
/s/ Boyd L. Meyer	Vice Chairman and Director	February 29, 2008
Boyd L. Meyer
/s/ Curtis W. Stoelting	Chief Executive Officer and	February 29, 2008
Curtis W. Stoelting	Director (Principal Executive Officer)
/s/ Jody L. Taylor	Chief Financial Officer and Secretary	February 29, 2008
Jody L. Taylor	(Principal Financial and Accounting Officer)
/s/ Peter K.K. Chung	Director	February 29, 2008
Peter K.K. Chung
/s/ Peter J. Henseler	Director	February 29, 2008
Peter J. Henseler
/s/ Linda A. Huett	Director	February 29, 2008
Linda A. Huett

/s/ Paul E. Purcell	Director	February 29, 2008
Paul E. Purcell
/s/ John S. Bakalar	Director	February 29, 2008
John S. Bakalar
/s/ John J. Vosicky	Director	February 29, 2008
John J. Vosicky
/s/ Daniel M. Wright	Director	February 29, 2008
Daniel M. Wright
/s/ Thomas M. Collinger	Director	February 29, 2008
Thomas M. Collinger
/s/ Michael J. Merriman, Jr.	Director	February 29, 2008
Michael J. Merriman, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

Under date of February 29, 2008, we reported on the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
February 29, 2008

Schedule II

Description
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	(Credited) Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$3,197	$966	$(258)	$(832)	$3,073
Year ended December 31, 2006	3,073	(283)	(50)	(989)	1,751
Year ended December 31, 2007	$1,751	$1,148	$(41)	$(1,132)	$1,808

INDEX TO FINANCIAL STATEMENTS

RC2 CORPORATION AND SUBSIDIARIES

Reports of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as of December 31, 2006 and 2007	F4
Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2006 and 2007	F5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007	F6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007	F7
Notes to Consolidated Financial Statements	F9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited the accompanying consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RC2 Corporation and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109," effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RC2 Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited RC2 Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  RC2 Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RC2 Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 29, 2008

CONSOLIDATED BALANCE SHEETS
	December 31,
(in thousands)	2006	2007
Assets
Current assets:
Cash and cash equivalents	$25,365	$57,809
Accounts receivable, net of allowances for doubtful accounts of $1,751 and $1,808	112,937	110,317
Other receivables	3,253	1,910
Inventory	83,650	77,034
Deferred and prepaid income taxes, net	5,884	11,274
Prepaid expenses	5,879	6,023
Total current assets	236,968	264,367
Property and equipment:
Land	686	686
Buildings and improvements	9,287	9,334
Tooling	99,098	108,524
Other equipment	20,574	22,760
	129,645	141,304
Less accumulated depreciation	(90,654)	(104,011)
	38,991	37,293
Goodwill	239,067	247,814
Intangible assets, net	96,400	96,675
Other non-current assets	3,214	4,096
Total assets	$614,640	$650,245
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,941	$33,985
Income taxes payable, net	3,420	—
Accrued expenses	16,443	15,529
Accrued recall-related costs	—	14,594
Accrued allowances	20,192	20,610
Accrued royalties	17,163	14,358
Line of credit	—	95,000
Current maturities of bank term loans	22,438	—
Other current liabilities	768	3,163
Total current liabilities	107,365	197,239
Deferred income taxes	45,524	47,586
Other non-current liabilities	9,825	8,042
Total liabilities	162,714	252,867
Commitments and contingencies
Stockholders’ equity:
Common stock, voting, $0.01 par value, 28,000 share authorized, 22,876 shares issued and 21,052 shares outstanding at December 31, 2006, and 23,072 shares issued and 18,320 shares outstanding at December 31, 2007	229	231
Additional paid-in capital	230,776	239,021
Accumulated other comprehensive income	8,838	12,918
Retained earnings	220,706	241,709
	460,549	493,879
Treasury stock, at cost, 1,824 shares at December 31, 2006, and 4,752 shares at December 31, 2007	(8,623)	(96,501)
Total stockholders’ equity	451,926	397,378
Total liabilities and stockholders’ equity	$614,640	$650,245

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
	Year Ended December 31,
(in thousands, except per share data)	2005	2006	2007
Net sales, including recall-related returns and allowances of $5,596 for the year ended December 31, 2007	$492,766	$518,829	$488,999
Cost of sales, related parties	18,520	27,599	15,406
Cost of sales, other	234,415	248,155	254,653
Restructuring charge related to discontinued automotive collectibles	—	1,872	—
Recall-related costs	—	—	4,624
Gross profit	239,831	241,203	214,316
Selling, general and administrative expenses	150,381	155,180	161,560
Amortization of intangible assets	1,385	1,149	893
Gain on sale of W. Britain product line	(1,953)	—	—
Restructuring charge related to discontinued automotive collectibles	—	12,631	—
Recall-related costs	—	—	18,068
Operating income	90,018	72,243	33,795
Interest expense, net	5,983	3,465	1,515
Other expense (income)	146	530	(1,768)
Income from continuing operations before income taxes	83,889	68,248	34,048
Income tax expense	31,153	24,478	12,472
Income from continuing operations	52,736	43,770	21,576
Income (loss) from discontinued operations, net of tax	394	(9,676)	110
Net income	$53,130	$34,094	$21,686
Basic earnings per common share:
Income from continuing operations	$2.56	$2.09	$1.05
Income (loss) from discontinued operations	0.02	(0.46)	0.01
Net income	$2.58	$1.63	$1.06
Diluted earnings per common share:
Income from continuing operations	$2.45	$2.04	$1.04
Income (loss) from discontinued operations	0.02	(0.45)	0.01
Net income	$2.47	$1.59	$1.05
Weighted average shares outstanding:
Basic	20,613	20,884	20,395
Diluted	21,532	21,377	20,748

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Total Stockholders’	Comprehensive
(in thousands)	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Earnings	Equity	Income
Balance, December 31, 2004	20,463	$223	1,832	$(8,501)	$6,544	$215,014	$133,482	$346,762
Net income	—	—	—	—	—	—	53,130	53,130	$53,130
Stock issued upon option exercise	254	2	—	—	—	1,748	—	1,750	—
Tax benefit of stock option exercise	—	—	—	—	—	2,729	—	2,729	—
Stock issued under ESPP	6	—	(6)	35	—	156	—	191	—
Treasury stock acquisition	(5)	—	5	(194)	—	—	—	(194)	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(5,032)	—	—	(5,032)	(5,032)
Minimum pension liability adjustment, net of tax	—	—	—	—	(385)	—	—	(385)	(385)
Comprehensive income									$47,713
Balance, December 31, 2005	20,718	$225	1,831	$(8,660)	$1,127	$219,647	$186,612	$398,951
Net income	—	—	—	—	—	—	34,094	34,094	$34,094
Stock issued upon option exercise	327	4	—	—	—	3,614	—	3,618	—
Tax benefit of stock option exercise	—	—	—	—	—	3,112	—	3,112	—
Stock issued under ESPP	7	—	(7)	37	—	175	—	212	—
Stock-based compensation expense	—	—	—	—	—	4,228	—	4,228	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	6,933	—	—	6,933	6,933
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(84)	—	—	(84)	(84)
Pension liability adjustment, net of tax	—	—	—	—	862	—	—	862	862
Comprehensive income									$41,805
Balance, December 31, 2006	21,052	$229	1,824	$(8,623)	$8,838	$230,776	$220,706	$451,926
Net income	—	—	—	—	—	—	21,686	21,686	21,686
Stock issued upon option exercise	156	2	—	—	—	1,976	—	1,978	—
Tax benefit of stock option exercise	—	—	—	—	—	1,463	—	1,463	—
Stock issued under ESPP	6	—	(6)	59	—	116	—	175
Deferred compensation from restricted stock awards	40	—	—	—	—	495	—	495	—
Stock-based compensation expense	—	—	—	—	—	4,195	—	4,195	—
Treasury stock acquisition	(2,934)	—	2,934	(87,937)	—	—	—	(87,937)	—
FIN 48 adoption	—	—	—	—	—	—	(683)	(683)	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	3,029	—	—	3,029	3,029
Pension liability adjustment, net of tax	—	—	—	—	1,051	—	—	1,051	1,051
Comprehensive income									$25,766
Balance, December 31, 2007	18,320	$231	4,752	$(96,501)	$12,918	$239,021	$241,709	$397,378

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2005	2006	2007
Operating activities
Net income	$53,130	$34,094	$21,686
(Income) loss from discontinued operations	(394)	9,676	(110)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,444	14,087	13,950
Impairment of intangible assets	—	2,824	—
Write-off of tooling related to discontinued automotive collectibles	—	8,621	—
Provision (reduction of allowance) for uncollectible accounts	830	(562)	981
Amortization and write-off of deferred financing costs	483	696	587
Amortization of intangible assets	1,385	1,149	893
Stock-based compensation	—	3,856	4,705
Excess tax benefit on stock option exercises	—	(2,414)	(1,024)
Gain on disposition of assets	(2,030)	(9)	(20)
Deferred income taxes	1,887	(2,453)	(360)
Other	15	27	—
Changes in operating assets and liabilities:
Accounts and other receivables	(16,288)	4,121	4,138
Inventory	(18,888)	(12,496)	8,488
Prepaid expenses	318	507	(462)
Other assets	—	—	(855)
Accounts payable and accrued expenses	24,751	565	12,112
Other liabilities	(559)	(74)	(1,283)
Net cash provided by continuing operations	59,084	62,215	63,426
Net cash provided by (used in) discontinued operations	52	(438)	110
Net cash provided by operating activities	59,136	61,777	63,536

Investing activities
Purchase of property and equipment	(14,133)	(14,396)	(11,467)
Proceeds from disposition of property and equipment	5,546	24	13
Purchase price of acquisitions, net of cash acquired	39	—	(9,033)
Proceeds from sale of W. Britain product line	2,850	—	—
Proceeds from sale of discontinued operations	—	6,819	110
(Increase) decrease in other non-current assets	(919)	(1,243)	82
Net cash used in continuing operations	(6,617)	(8,796)	(20,295)
Net cash (used in) provided by discontinued operations	(26)	477	—
Net cash used in investing activities	(6,643)	(8,319)	(20,295)

Financing activities
Issuance of stock upon option exercises	1,750	3,618	1,978
Excess tax benefit on stock option exercises	—	2,414	1,024
Issuance of stock under ESPP	191	212	175
Purchase of treasury stock	—	—	(87,937)
Payments on bank term loans	(16,562)	(42,250)	(22,438)
Net (payments) borrowings on lines of credit	(31,914)	(18,270)	95,000
Financing fees paid	—	(184)	(118)
Net cash used in continuing operations	(46,535)	(54,460)	(12,316)
Net cash provided by (used in) discontinued operations	—	—	—
Net cash used in financing activities	(46,535)	(54,460)	(12,316)
Effect of exchange rate changes on cash	(819)	1,105	1,519
Net increase in cash and cash equivalents	5,139	103	32,444
Cash and cash equivalents, beginning of year	20,123	25,262	25,365
Cash and cash equivalents, end of year	$25,262	$25,365	$57,809
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$5,890	$3,631	$2,172
Cash paid for income taxes during the period	22,052	28,367	18,879
Cash refunds received from income taxes	5,896	1,078	1,289
Non-cash investing and financing activity during the period:
Stock received in exchange for a receivable	$194	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

1.  DESCRIPTION OF BUSINESS

Founded in 1989, RC2 Corporation and Subsidiaries, (collectively, the Company or RC2), is a leading designer, producer and marketer of innovative, high-quality toys, collectibles and infant and toddler products.  RC2’s infant, toddler and preschool products are marketed under its Learning Curve® family of brands, which includes The First Years® by Learning Curve and Lamaze brands, as well as popular and classic licensed properties, such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere, Nickelodeon and Sesame Street.  RC2 markets its youth and adult products primarily under the Johnny Lightning® and Ertl® brands.  RC2 reaches its target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia, and Asia Pacific.

2.  SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Instruments

The Company had no derivative instruments during the years ended December 31, 2005, 2006 and 2007.

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

Inventory

Inventory is recognized at the time title is transferred to the Company.  Title is transferred to the Company FOB shipping point.  Inventory, which consists of finished goods, has been written down for excess quantities and obsolescence, and is stated at lower of cost or market.  Cost is determined by the first-in, first-out method, and includes all costs necessary to bring inventory to its existing condition and location.  Market represents the lower of replacement cost or estimated net realizable value.  Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory.  The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand and order bookings.  Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management, as well as discontinuance of products or product lines, could impact the inventory valuation.

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

Asset Descriptions	Estimated Useful Life
Buildings and improvements	2 – 15 years
Tooling	3 – 7 years
Other equipment	2 - 10 years

In 2005, the Company recorded charges of $0.8 million to write-off undepreciated tooling related to discontinued product lines primarily in the North America segment.  These charges are included in cost of sales, other in the accompanying consolidated statement of earnings for the year ended December 31, 2005.  In 2006, the Company recorded charges of $8.3 million and $0.3 million in the North America and International segments, respectively, to write-off undepreciated tooling related to the Company’s decision to discontinue its automotive collectible product lines.  The charges for 2006 are included in the restructuring charge related to discontinued automotive collectibles within operating expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2006 (see Note 17 - Restructuring Charge – Discontinuance of Automotive Collectible Product Lines).

Goodwill and Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  The Company conducts testing for impairment during the fourth quarter of its fiscal year.  Intangible assets that do not have indefinite lives are amortized over their useful lives.

Other Non-Current Assets

Other non-current assets at December 31, 2006 and 2007, consist primarily of deferred financing fees, as well as the Company’s investments in the development of intellectual properties (see Note 14 – Other Non-Current Assets).  The deferred financing fees are being amortized over the related borrowing period.  Amortization and write-offs of deferred financing fees for the years ended December 31, 2005, 2006 and 2007, was $0.5 million, $0.7 million and $0.6 million, respectively, and is included in interest expense, net in the accompanying consolidated statements of earnings.

Accrued Allowances

The Company ordinarily accepts returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Other allowances can also be issued for defective merchandise, volume programs and co-op advertising.  All allowances are accrued throughout the year as sales are recorded.  The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates.  For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved.  The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the target for a participating customer will not be reached, the Company will change the estimate for that customer as required.

Accrued Royalties

Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period, as well as management’s estimates for additional royalty exposures.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalty agreements may be paid to various licensors on a single product.  Royalty expense is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Foreign Currency Translation/Transactions

Foreign subsidiary assets and liabilities are recorded in their respective functional currencies and translated into U.S. dollars at the rates of exchange at the balance sheet date, while income statement accounts and cash flows are translated at the average exchange rates in effect during the period.  Unrealized gains and losses resulting from translation for the years ended December 31, 2005, 2006 and 2007, have been recorded as components of accumulated other comprehensive income in stockholders’ equity.  The net exchange losses resulting from transactions in foreign currencies for the years ended December 31, 2005 and 2006 were $0.5 million and $1.4 million, respectively.  The net exchange gains resulting from transactions in foreign currencies for the year ended December 31, 2007 was $1.0 million.  The net exchange losses and gains are included in other expense (income) in the accompanying consolidated statements of earnings.

Comprehensive Income

The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."  SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and pension liability adjustments, net of income tax effects, as part of the accompanying consolidated statements of stockholders’ equity.  The income tax benefit (expense) related to the components of comprehensive income (loss) in 2005, 2006 and 2007 was $0.2 million, $(0.5) million and $(0.6) million, respectively.

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

Shipping and Handling Costs

Shipping and handling costs, which comprise only those costs incurred to transport products to the customer, are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.  For the years ended December 31, 2005, 2006 and 2007, shipping and handling costs were $19.3 million, $17.3 million and $22.5 million, respectively.  Shipping and handling costs for the year ended December 31, 2007, include costs related to the 2007 recalls of $5.0 million.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising expense, including production and placement costs, for the years ended December 31, 2005, 2006 and 2007, was $3.7 million, $2.8 million and $3.4 million, respectively.

Prepaid advertising expenses, such as prepayments on magazine advertisements and artwork costs of $0.1 million and $0.2 million, are included in prepaid expenses in the accompanying consolidated balance sheets at December 31, 2006 and 2007, respectively.

In order to support its new product launches and to build consumer awareness of its owned brands, the Company incurred $9.5 million for investment spending during the year ended December 31, 2007 of which $8.3 million has been expensed.  The spending is focused on key strategic plan initiatives including on-line, digital and traditional consumer marketing and building and launching owned brands.

Product Recalls

The Company establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimatable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs and shipping costs, are considered when establishing a product recall reserve.  In 2007, the Company also considered additional replacement costs or refunds, donations, notice charges, claims admininstration and legal fees related to the settlement of the class action lawsuits (see Note 19 - Subsequent Events).  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment."  The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006.  Income from continuing operations before income taxes for the years ended December 31, 2006 and 2007, includes total expense recognized for all of the Company’s stock-based payment plans.

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

The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option pricing model.  The expected term of the stock options granted represents the period in time that stock options granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of restricted stock awards granted under the stock incentive plans is calculated either using the market price on the grant date or the market price on the last day of the reported period.

Income and Other Taxes

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109."  Management considers certain tax exposures and all available evidence when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  If the available evidence were to change in the future, an adjustment to the tax-related balances may be required.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets.

The Company collects taxes imposed by governmental authorities, including sales taxes, which are generated from revenue-producing transactions between the Company and its customers, and remits such taxes directly to these governmental authorities.  The Company records these taxes on a net basis, therefore having no impact on the Company’s consolidated statements of earnings.

Earnings Per Common Share from Continuing Operations

The Company computes earnings per common share in accordance with SFAS No. 128, "Earnings Per Share."  Under the provisions of SFAS No. 128, basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The following table discloses the components of earnings per common share from continuing operations as required by SFAS No. 128:

	Year Ended December 31,
(in thousands, except per share data)	2005	2006	2007
Income from continuing operations	$52,736	$43,770	$21,576
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	20,613	20,884	20,395
Add effect of diluted securities – assumed exercise of stock options and vesting of restricted stock awards	919	493	353
Weighted average common and common equivalent shares outstanding	21,532	21,377	20,748

Basic earnings per common share from continuing operations	$2.56	$2.09	$1.05
Diluted earnings per common share from continuing operations	$2.45	$2.04	$1.04

The computation of diluted earnings per common share from continuing operations excludes 22,927 shares, 447,975 shares and 571,586 shares in 2005, 2006 and 2007, respectively, because the options were anti-dilutive.

Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of certain major customers.  Net sales to each of the Company’s largest customers for the years ended December 31, 2005, 2006 and 2007, as a percentage of the Company’s total net sales in each of the respective years, is as follows:

	Year Ended December 31,
	2005	2006	2007
Wal-mart	13.4%	16.3%	15.4%
Target	12.0	13.1	14.1
Toys "R" Us/Babies "R" Us	15.1%	14.8%	13.1%

No other customers accounted for more than 10.0% of the Company’s net sales in any of the years ended December 31, 2005, 2006 or 2007.

Accounts receivable with each of the Company’s largest customers at December 31, 2006 and 2007, as a percentage of the Company’s total accounts receivable in each of the respective years, is as follows:

	December 31,
	2006	2007
Target	16.0%	18.8%
Toys "R" Us/Babies "R" Us	17.9	17.6
Wal-Mart	17.5%	11.4%

No other customers accounted for more than 10.0% of the Company’s accounts receivable at December 31, 2006 or 2007.  The Company does not require collateral or other security to support customers’ receivables.  The Company conducts periodic reviews of its customers’ financial condition and vendor payment practices to minimize collection risks on trade accounts receivable.

Supplier Concentration

The Company’s purchases from two of its third-party, dedicated suppliers were 14.4% and 11.9% in 2005 and 10.3% and 10.0% in 2006, respectively, of its total product purchases.  There were no other suppliers accounting for more than 10.0% of total product purchases in any of the years ended December 31, 2005, 2006 or 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  For fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, companies will be required to implement this Statement for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  The Board has provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities.  The Company is evaluating the effect that this Statement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations."  This Statement replaces SFAS No. 141, "Business Combinations."  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company plans to adopt this statement on January 1, 2009.

3.  BUSINESS COMBINATIONS

Angels Landing, Inc.

On May 24, 2007, the Company acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kettering, Ohio.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses, and includes $0.3 million which may be earned in the transaction by Angels Landing if gross sales relating to the Compass Business in 2008 exceed a certain target.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in the accompanying consolidated statements of earnings since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $4.2 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2007.

The purchase price was allocated to the net assets of the Compass Business based on their estimated fair values on May 24, 2007, as follow:

(in thousands)
Total purchase price, including expenses, net of cash acquired		$6,772
Less:
Current assets	$1,300
Property, plant and equipment	817
Intangible assets	890
Liabilities	(485)	(2,522)
Excess of purchase price over net assets acquired		$4,250

The allocation of purchase price is subject to final adjustment based on valuations and other determinations that will be completed as soon as practical but no later than by the end of the second quarter of 2008, including completion of valuations to finalize the fair value of any acquired identifiable intangible assets.  To the extent such assets are amortizable, amortization expense will be increased.  The unaudited pro forma consolidated results of operations for the Compass Business are not presented due to the immateriality of its results of operations.

Mother’s Intuition Inc.

On November 30, 2007, the Company acquired substantially all of the assets of Mother’s Intuition Inc. (MI), a privately-held, start-up developer and marketer of women’s prenatal bodycare products based in Mission Viejo, California.  Closing consideration consisted of $2.2 million of cash, excluding transaction expenses.  An additional $1.5 million in purchase price has been deferred and will be paid in three equal installments of $0.5 million each on December 31, 2008, 2009 and 2010.  This deferred purchase price is included in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheet at December 31, 2007.  Additional cash consideration of up to $10.5 million may be earned in the transaction by MI based on achieving certain financial targets in each of the three years beginning in 2008 through 2010.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of MI have been included in the accompanying consolidated statements of earnings since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $3.4 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2007.

The purchase price was allocated to the net assets of MI based on their estimated fair values on November 30, 2007, as follows:

(in thousands)
Total purchase price, including expenses, net of cash acquired		$3,761
Less:
Current assets	$198
Intangible assets	180
Liabilities	(66)	(312)
Excess of purchase price over net assets acquired		$3,449

The allocation of purchase price is subject to final adjustment based on valuations and other determinations that will be completed as soon as practical but no later than by the end of the fourth quarter of 2008, including completion of valuations to finalize the fair value of any acquired identifiable intangible assets.  To the extent such assets are amortizable, amortization expense will be increased.  The unaudited pro forma consolidated results of operations of MI are not presented due to the immateriality of its results of operations.

4.  BUSINESS SEGMENTS

The Company is a leading designer, producer and marketer of innovative, high-quality toys, collectibles and infant and toddler products.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the years ended December 31, 2005, 2006 and 2007, are as follows:

	Year Ended December 31,
(in thousands)	2005	2006	2007
Net sales:
North America	$422,389	$432,769	$381,792
International	71,688	86,794	108,081
Sales and transfers between segments	(1,311)	(734)	(874)
Combined total	$492,766	$518,829	$488,999

Operating income:
North America	$74,167	$58,061	$19,092
International	15,851	14,219	14,811
Sales and transfers between segments	—	(37)	(108)
Combined total	$90,018	$72,243	$33,795

Depreciation and amortization:
North America	$14,345	$14,003	$13,487
International	1,484	1,233	1,356
Combined total	$15,829	$15,236	$14,843

Capital expenditures:
North America	$13,087	$12,810	$9,733
International	1,046	1,586	1,734
Combined total	$14,133	$14,396	$11,467

	December 31,
	2006	2007
Total assets:
North America	$517,158	$513,289
International	97,482	136,956
Combined total	$614,640	$650,245

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel.  The Company groups its products into three product categories: infant and toddler products, preschool products and youth and adult products.  Amounts for the years ended December 31, 2005, 2006 and 2007, are as shown in the tables below:

	Year Ended December 31,
(in thousands)	2005	2006	2007
Infant and toddler products	$160,043	$175,735	$184,936
Preschool products	199,857	229,334	196,758
Youth and adult products	132,866	113,760	107,305
Net sales	$492,766	$518,829	$488,999

Chain retailers	$314,217	$352,555	$333,775
Specialty retailers, wholesalers and OEM dealers	157,818	151,410	139,926
Corporate promotional and direct to consumers	20,731	14,864	15,298
Net sales	$492,766	$518,829	$488,999

5.  GOODWILL AND INTANGIBLE ASSETS

The Company completed its annual goodwill impairment tests as of October 1, 2005, 2006 and 2007, which resulted in no impairment.  The annual impairment test for intangible assets in 2005 and 2007 resulted in no impairment to intangibles.  However, an impairment charge for intangible assets in the North America segment of $2.8 million has been included in the restructuring charge related to discontinued automotive collectibles within operating expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2006, as a result of the Company’s decision to discontinue its automotive collectible product lines (see Note 17 - Restructuring Charge – Discontinuance of Automotive Collectible Product Lines).

The carrying value of goodwill by reporting unit for the years ended 2006 and 2007 is shown below:

(in thousands)	North America	International	Total
Balance at December 31, 2005	$240,130	$13,441	$253,571
Sale of RC2 South, Inc. (Note 16)	(15,732)	—	(15,732)
Other adjustments	(562)	1,790	1,228
Balance at December 31, 2006	223,836	15,231	239,067
Compass Business acquisition	4,250	—	4,250
MI acquisition	3,449	—	3,449
Other adjustments	659	389	1,048
Balance at December 31, 2007	$232,194	$15,620	$247,814

Other adjustments made during the year ended December 31, 2006, primarily relate to currency exchange rate changes and release of certain purchase accounting liabilities.  Other adjustments made during the year ended December 31, 2007, primarily relate to an adjustment to deferred taxes related to fixed assets on prior acquisitions and currency exchange rate changes.

The components of net intangible assets are as follows:

	December 31,
(in thousands)	2006	2007
Gross amount of amortizable intangible assets:
Customer relationships	$8,363	$8,582
Other	3,471	4,321
	11,834	12,903
Accumulated amortization of amortizable intangible assets:
Customer relationships	485	706
Other	2,143	2,815
	2,628	3,521
Intangible assets not subject to amortization:
Licenses and trademarks	87,194	87,293
Total intangible assets, net	$96,400	$96,675

Other amortizable intangible assets consist primarily of patents, non-compete agreements and trademarks and have estimated useful lives ranging from two to eight years.  Customer relationships have useful lives ranging from eight to fifty years, depending on the type of customer.  We have determined that our relationships with our largest customers, Wal-Mart, Toys "R" Us/Babies "R" Us, Target and Kmart, have useful lives of fifty years because we have longstanding, continuous relationships with these customers.  Furthermore, in determining these useful lives, we considered such factors as competition, demand for our products and the likelihood of the customer changing suppliers, as well as the financial and operating performance of our largest customers.

Estimated amortization expense for the years ending December 31, is as follows:

(in thousands)
2008	$ 889
2009	578
2010	372
2011	332
2012	$ 319

6.  INCOME TAXES

For financial reporting purposes, income from continuing operations before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2005	2006	2007
Income from continuing operations before income taxes:
United States	$69,773	$58,061	$20,186
Foreign	14,116	10,187	13,862
	$83,889	$68,248	$34,048

Income (loss) from discontinued operations, before income taxes, of $0.6 million, $(8.7) million and $0.1 million for the years ended December 31, 2005, 2006 and 2007, respectively, have been excluded from the above figures.

The significant components of income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2005	2006	2007
Current
Federal	$24,493	$20,928	$6,667
State	1,141	2,407	546
Foreign	3,544	3,601	5,618
	29,178	26,936	12,831
Deferred
Federal	335	(1,608)	(157)
State	1,366	(154)	(96)
Foreign	274	(696)	(106)
	1,975	(2,458)	(359)
Income tax expense	$31,153	$24,478	$12,472

Income tax expense related to discontinued operations of $0.2 million and $1.0 million for the years ended December 31, 2005 and 2006, respectively, has been excluded from the above figures.  There is no income tax expense related to discontinued operations for the year ended December 31, 2007.

Income tax expense for the years ended December 31, 2005, 2006 and 2007 includes provisions for federal, state and foreign income taxes at an effective rate of 37.1%, 37.3% and 37.9%, respectively.  However, the tax rate, including discrete items, for the years ended December 31, 2005, 2006 and 2007 is 37.1%, 35.9% and 36.6%, respectively.  A reconciliation of the U.S. statutory federal tax rate and actual effective income tax rate, including discrete items, is as follows:

	Year Ended December 31,
	2005	2006	2007
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9	2.0	2.0
Foreign	(0.6)	(1.1)	(1.8)
Foreign dividend impact	0.6	—	—
Other	0.2	—	1.4
Effective rate	37.1%)	35.9%)	36.6%)

Included in other in the above table are permanent tax adjustments, tax return to accrual adjustments, changes to tax reserves and the impact of statutory tax rate changes in various jurisdictions.  Also included is the impact of rate changes on the Company's deferred tax assets and liabilities.

The effective tax rate including the impact of discontinued operations is 37.1%, 42.8% and 36.5% for the years ended December 31, 2005, 2006 and 2007, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2006	2007
Deferred tax assets attributable to
Capital loss carry-forward	$5,834	$5,887
Stock options	1,151	3,151
Bad debt allowance	437	393
Inventory	3,333	4,307
Sales allowances	3,217	3,131
Net operating loss carry-forwards	471	671
Accrued expenses	1,118	2,483
Purchase accounting	757	682
Other	2,194	884
Total deferred tax assets before valuation allowance	18,512	21,589
Valuation allowance related to the capital loss carry-forward	(5,834)	(5,887)
Net deferred tax assets	12,678	15,702
Deferred tax liabilities attributable to
Goodwill and intangible assets	(49,389)	(52,647)
Property and equipment	(1,585)	(3,079)
Other	(1,344)	(856)
Total deferred tax liabilities	(52,318)	(56,582)
Net deferred tax liability	$(39,640)	$(40,880)

No provision has been made for U.S. federal or non-U.S. deferred income taxes on $44.0 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2007, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations.  The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings is not practicable.

Net (payable) prepaid income taxes at December 31, 2006 and 2007 were $(3.4) million and $3.1 million, respectively.

The American Jobs Creation Act of 2004 (the Act) enacted on October 22, 2004, provided a special one-time incentive for U.S. multinational corporations to repatriate accumulated income earned abroad by providing an 85.0% exclusion from taxable income for certain dividends from controlled foreign corporations.  In order to benefit from this incentive, the Company had to reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan approved by the Chief Executive Officer and Board of Directors.  On December 23, 2005, after approval by the Company’s Chief Executive Officer and Board of Directors, $8.0 million was distributed from one of the Company’s United Kingdom subsidiaries and the Company recorded $0.5 million of federal and state tax expense in connection with this one-time repatriation.  The repatriated funds were used for domestic expenditures relating to the compensation of U.S. employees.

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line (see Note 16 - Discontinued Operations).  For tax purposes, this sale generated a pre-tax capital loss of $15.6 million.  A valuation allowance of $5.9 million has been established because the Company does not believe recoverability of this amount is more likely than not.  This capital loss carry-forward will expire in 2011.

Effective January 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the Company’s adoption of FIN 48, the Company recognized a $0.7 million increase to reserves for uncertain tax positions.  This increase was accounted for as a $0.7 million adjustment to the beginning balance of retained earnings.  As of the date of adoption, the Company had approximately $5.0 million of total gross unrecognized tax benefits.

The uncertain tax positions as of December 31, 2007 totaled $4.2 million.  The following table summarizes the activity related to the unrecognized tax benefits:

(in thousands)	December 31, 2007
Unrecognized tax benefits as of December 31, 2006	$4,953
Increases in positions taken in a prior period	546
Decreases in positions taken in a prior period	(727)
Increases in positions taken in a current period	97
Decreases in positions taken in a current period	—
Decreases due to settlements	(204)
Decreases due to lapse of statute of limitations	(442)
Unrecognized tax benefits as of December 31, 2007	$4,223

Approximately $3.0 million of the total gross unrecognized tax benefits represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2003.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2003.  U.S. federal income tax returns for 2004 through 2006 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.4 million primarily due to the settlement of various state and international income tax audits and court cases and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company recorded adjustments to interest and potential penalties of $0.3 million and $(0.5) million, respectively, related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, the Company has recorded a liability for interest and potential penalties of $2.0 million and $0.4 million, respectively.

7.  DEBT

Upon the closing of the acquisition of TFY on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45% plus applicable margin through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At December 31, 2007, the margin in effect was 1.00% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At December 31, 2007, the commitment fee in effect was 0.25% per annum.  Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On December 31, 2007, the Company had $95.0 million outstanding on the revolving line of credit and was in compliance with all covenants.

In connection with its current credit facility, the Company incurred $1.9 million in financing fees.  The Company also incurred additional financing fees of $0.2 million and $0.1 million in 2006 and 2007, respectively, related to amendments to its current credit facility.  Financing fees are included in other non-current assets in the accompanying consolidated balance sheets and are being charged to interest expense in the accompanying consolidated statements of earnings through the period in which the revolving line of credit is available, which is currently September 2008.  In conjunction with the Company’s voluntary payment on a portion of its term loan, the Company expensed $0.2 million of deferred financing fees in each of the years ended December 31, 2006 and 2007.

The Company’s Hong Kong subsidiary maintains an on-going credit agreement with a bank that provides for a line of credit of up to $1.9 million.  Amounts borrowed under this line of credit bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company.  As of December 31, 2006 and 2007, there were no outstanding borrowings under this line of credit.

The Company’s United Kingdom subsidiary maintains two on-going lines of credit with two banks totaling $0.4 million.  The lines of credit bear interest at 1.0% over the bank’s base rate, and the total amount is subject to a letter of guarantee given by the Company.  At December 31, 2006 and 2007, there were no amounts outstanding on this line of credit.

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

Non-current debt consists of the following:

	December 31,
	2006	2007
Term loans payable to banks, bearing interest at 4.20% and 6.10% as of December 31, 2006, repaid and no longer available for borrowing	$22,438	$—
U.S. revolving line of credit, bearing interest in the range of approximately 5.86% to 6.51% as of December 31, 2007; matures on September 14, 2008	—	95,000
Less current maturities	(22,438)	(95,000)
	$—	$—

8.  COMMITMENTS AND CONTINGENCIES

The Company markets a significant portion of its products with licenses from other parties.  These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis.  The Company is party to over 400 licenses with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  Aggregate future minimum guaranteed royalty payments are as follows:

Year Ending December 31,
(in thousands)
2008	$4,147
2009	8,068
2010	7,913
2011	7,877
2012	7,965
Thereafter	275
Total	$36,245

Royalty expense for licenses, including guaranteed minimums, was $32.3 million, $38.4 million and $34.7 million for 2005, 2006 and 2007, respectively.

Rental expense for office and warehouse space and other equipment under cancelable and noncancelable operating leases amounted to $4.7 million in each of the years ended December 31, 2005, 2006 and 2007, respectively.  Certain operating leases provide for scheduled increases in rental payments during the term of the lease or for no rent during part of the term of the lease.  For these leases, the Company recognizes total rent expense on a straight-line basis over the minimum lease term.  Commitments for future minimum lease payments for noncancelable operating leases with terms extending beyond one year at December 31, 2007, are as follows:

Year Ending December 31,
(in thousands)
2008	$4,095
2009	3,687
2010	2,726
2011	2,171
2012	2,096
Thereafter	11,029
Total	$25,804

Unconditional purchase obligations include agreements for purchases of product, tooling and services such as advertising, and hardware and software agreements.  Payments made and allowances given in connection with these cancelable and noncancelable long-term unconditional purchase obligations amounted to $4.0 million, $25.7 million and $28.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Commitments for future minimum payments with terms extending beyond one year at December 31, 2007, for noncancelable unconditional purchase obligations are as follows:

Year Ending December 31,
(in thousands)
2008	$23,261
2009	22,047
2010	20,412
2011	—
2012 and thereafter	—
Total	$65,720

9.  LEGAL PROCEEDINGS

See Note 18 - Product Recalls and Note 19 - Subsequent Events for a description of certain putative class action lawsuits against the Company with respect to the products subject to the 2007 recalls and a notice received from a licensor relating to the recalls.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company's operations.

10.  COMMON STOCK

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at December 31, 2006	Shares Outstanding at December 31, 2007
Voting common stock	28,000	$0.01	21,052	18,320

During the years ended December 31, 2006 and 2007, the Company sold a total of 6,609 shares and 5,570 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.2 million in each of the years then ended.  At December 31, 2007, the Company held 4.8 million shares of its common stock in treasury.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company are held as treasury shares.  During the year ended December 31, 2007, the Company repurchased 2.9 million shares for $87.9 million under this program.  These repurchases were funded via borrowings on the Company’s revolving line of credit.

11.  STOCK-BASED PAYMENT ARRANGEMENTS

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

At December 31, 2007, the Company has three stock incentive plans, two of which are dormant, and an ESPP which are described below.  Amounts recognized in the financials statements with respect to these stock-based payment arrangements for the years ended December 31, 2006 and 2007, are as follows:

	Year Ended December 31,
(in thousands)	2006	2007
Total expense recognized for stock-based payment plans	$3,856	$4,705
Amount of related income tax benefit recognized in determining net income	$1,430	$1,774

Stock-based compensation expense is included in cost of sales, other and selling, general and administrative expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2006 and 2007.

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with employees in accordance with the provisions of APB Opinion No. 25 and complied with the disclosure provisions of SFAS No. 123.  If compensation costs for stock-based payment plans, including options for shares issued under the ESPP, had been determined based on the fair value at their grant date consistent with SFAS No. 123, the Company’s net income and earnings per common share would have been reduced to the following pro forma amounts:

(in thousands, except per share data)	Year Ended December 31, 2005
Net income as reported	$53,130
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax benefit	(2,061)
Pro forma net income	$51,069
Basic earnings per common share:
As reported	$2.58
Pro forma	$2.48
Diluted earnings per common share:
As reported	$2.47
Pro forma	$2.37

Employee Stock Purchase Plan

The Company has an ESPP to provide its employees with an opportunity to purchase common stock of the Company through accumulated payroll deductions.  The plan allows eligible employees to purchase shares of the Company’s common stock through quarterly offering periods commencing on each January 1, April 1, July 1 and October 1.  The price for each share of common stock purchased equals 90.0% of the last quoted sales price of a share of the Company’s common stock as reported by NASDAQ on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower.  The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan.  The plan was to initially terminate on July 1, 2007.  However, in May 2007, the Board of Directors approved an extension of the plan for an additional five years and it is now scheduled to terminate on July 1, 2012.

The fair value of each option for shares issued under the ESPP during the years ended December 31, 2005, 2006 and 2007, is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

	2005	2006	2007
Weighted average expected life	3 months	3 months	3 months
Weighted average risk-free rate of return	2.9%	4.7%	4.8%
Weighted average expected volatility	30.1%	25.9%	42.0%
Weighted average dividend yield	None	None	None

The weighted average fair value of those options granted in 2005, 2006 and 2007, was $7.08, $4.99 and $9.07, respectively.

The Company calculates the volatility factor used in valuing options issued under the ESPP based on the volatility of the Company’s common stock during the most recent three-month period.  The expected term of share options granted represents the period of time that share options granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

The Company maintained a stock incentive plan, under which options could be granted to purchase up to 2,300,000 shares of common stock to executives or key employees of the Company.  Some of the options that were granted vested immediately, and the rest vested over a five-year period.  These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company.  Under this plan, cancelled options revert back into the plan.  This plan became dormant in 2005 upon approval of the 2005 Stock Incentive Plan, as discussed below.  No future issuances are authorized from this plan.

The Company also maintained an omnibus stock plan, under which the Company had 400,000 shares of its common stock reserved for issuance.  This plan is dormant, and no future issuances are authorized from this plan.

During 2005, a new stock incentive plan was approved by the Company’s stockholders.  Under this plan, restricted stock awards or options to purchase stock may be granted for up to 1,200,000 shares of common stock.  Options granted may vest immediately or over a five-year period.  These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company.  Under this plan, cancelled options revert back into the plan and are available for future issuance.  Restricted stock awards generally vest over a two to three year period.

The fair value of stock options granted under the stock incentive plans during the years ended December 31, 2005, 2006 and 2007, is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

	2005	2006	2007
Weighted average expected life	7 years	7 years	7 years
Weighted average risk-free rate of return	4.2%	4.6%	4.7%
Weighted average expected volatility	54.6%	54.5%	48.4%
Weight average dividend yield	None	None	None

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

The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option pricing model.  The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity for the Company’s stock incentive plans for the years ended December 31, 2005, 2006 and 2007, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)	Weighted Average Remaining Contractual Life	Shares Available for Future Grants
Outstanding as of December 31, 2004	1,547,852	$11.71			321,135
2005
Granted	288,242	31.65
Exercised	253,951	6.89
Cancelled	19,301	13.93
Outstanding as of December 31, 2005	1,562,842	$16.14			1,173,849
2006
Granted	259,124	35.71
Exercised	327,475	11.05
Cancelled	82,290	29.23
Outstanding as of December 31, 2006	1,412,201	$20.15			934,225
2007
Granted	257,009	$39.12
Exercised	156,100	12.67
Cancelled	5,400	33.90
Expired	16,320	9.84
Outstanding as of December 31, 2007	1,491,390	$24.27	$11,254	6.3	681,216
Exercisable as of December 31, 2007	783,686	$15.78	$10,500	4.9

The following table summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.41 - $10.94	380,439	3.3	$ 6.15	380,439	$ 6.15
$13.39 - $24.78	342,952	5.6	19.58	231,202	18.73
$28.87 - $35.72	505,398	7.6	33.41	162,244	32.84
$36.52 - $43.06	262,601	9.1	$39.06	9,801	$38.17

The weighted average fair value of options granted under the Company’s stock incentive plans for the years ended December 31, 2005, 2006 and 2007, was $18.89, $21.48 and $21.54 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007, was $6.9 million, $9.3 million and $4.4 million, respectively.

As of December 31, 2007, there was $10.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.2 years.  The total fair value of options vested during the year ended December 31, 2007, was $3.3 million.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period.  A summary of restricted stock awards for the Company’s stock incentive plan for the year ended December 31, 2007, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards as of December 31, 2006	—	$—
2007
Granted	39,837	38.32
Vested	4,195	40.57
Unvested restricted stock awards as of December 31, 2007	35,642	$38.05	2.1

As of December 31, 2007, there was $1.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.1 years.

12.  RELATED PARTY TRANSACTIONS

The Company purchased $18.5 million, $27.6 million and $15.4 million of product during 2005, 2006 and 2007, respectively, from two companies in which relatives of a Company stockholder/director have ownership interests.  Accounts payable to these companies were $1.5 million and $2.0 million as of December 31, 2006 and 2007, respectively.

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

The Company has a 401(k) savings plan.  Employees meeting certain eligibility requirements, as defined, may contribute up to 100.0% of pre-tax gross wages, limited to a maximum annual amount as set periodically by the IRS.  The Company makes matching contributions of 100.0% on the first 4.0% of employees’ annual wages and 50.0% on the next 6.0% of an employee’s annual wages.  For the years ended December 31, 2005, 2006 and 2007, the Company contributions were $1.1 million, $1.3 million and $1.2 million, respectively.  Additionally, there were 401(k) plans associated with prior acquisitions to which contributions were made.  All of these previous 401(k) plans were merged with the current Company 401(k) savings plan.

Upon the acquisition of TFY in September 2004, the Company also continued The First Years Inc. and Affiliates Pension Plan through December 31, 2004.  This plan is a special type of qualified retirement plan commonly referred to as a money purchase pension plan.  The Company made annual contributions at 7.0% of an employee’s total compensation, plus 5.7% of an employee’s compensation in excess of the Social Security taxable wage base.  As of January 1, 2005, this plan became dormant, and the plan was amended to reflect future Company contributions at a rate of 0%.  In February 2005, the Company made contributions under The First Years pension plan related to the 2004 plan year of $0.9 million.

On December 31, 2006, the Company adopted SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)."  This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income (loss).  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined retirement benefits based on employees’ years of service.  The Company uses a December 31 measurement date for this Plan.

Reconciliation of Beginning and End of Year Fair Value of Plan Assets and Obligations

	December 31,
(in thousands)	2005	2006	2007
Change in benefit obligation
Benefit obligation at beginning of year	$13,583	$14,599	$14,522
Service cost	108	105	107
Interest cost	768	789	820
Actuarial loss (gain)	558	(509)	(1,518)
Benefits paid and plan expenses	(418)	(462)	(516)
Benefit obligation at end of year	$14,599	$14,522	$13,415

Change in plan assets
Fair value of assets at beginning of year	$10,587	$11,464	$12,404
Actual return on plan assets	606	1,402	778
Employer contributions	689	—	615
Benefits paid and plan expenses	(418)	(462)	(516)
Fair value of assets at end of year	$11,464	$12,404	$13,281

Funded Status at end of year	$(3,135)	$(2,118)	$(134)

Amounts Recognized in the Consolidated Balance Sheets
Intangible assets	$152	$—	$—
Other non-current liabilities	3,135	2,118	134
Accumulated other comprehensive income	$6,152	$4,914	$3,228

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	$—	$133	$114
Actuarial loss	6,152	4,781	3,114
Accumulated other comprehensive income	$6,152	$4,914	$3,228

	December 31,
(in thousands)	2005	2006	2007
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$14,599	$14,522	$13,415
Accumulated benefit obligation	14,599	14,522	13,415
Fair value of plan assets	$11,464	$12,404	$13,281

Components of Net Periodic Benefit Cost
	Year Ended December 31,
(in thousands)	2005	2006	2007
Service cost	$108	$105	$107
Interest cost	768	789	820
Expected return on plan assets	(978)	(981)	(1,012)
Amortization of prior service cost	19	19	19
Amortization of net loss	372	441	384
Net periodic benefit cost	$289	$373	$318

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial gain	$(1,284)
Amortization of net actuarial gain	(384)
Amortization of prior service cost	(19)
Total recognized in other comprehensive income	$(1,687)

Total recognized in net periodic pension cost and other comprehensive income	$(1,369)

Estimated Items That Will Be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost During 2008
Prior service cost	$19
Actuarial loss	185
Expected recognition of expense	$204

Reconciliation of Funded Status
Funded status	$(3,135)	$(2,118)	$(134)
Unrecognized net actuarial loss	6,152	4,781	3,114
Unrecognized prior service cost	152	133	114
Prepaid benefit cost	$3,169	$2,796	$3,094

Estimated Future Benefit Payments
2008	$548
2009	570
2010	594
2011	633
2012	666
2013 to 2017	$4,261

Assumptions

	2005	2006	2007
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.50%	5.75%	6.50%
Rate of compensation increase	N/A	N/A	N/A

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A

Expected Return on Plan Assets

The Company employs a building-block approach in determining the long-term rate of return for plan assets.  Historical markets are studied, and long-term historical relationships between equities and fixed income securities are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined.  The long-term portfolio return is established via a building-block approach with proper consideration of diversification and rebalancing.  Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Projected Annual Returns

Based on the current target allocation of assets, the expected return model estimates a long-term average (50th percentile) rate of return (nominal) of 8.65% per year for the Plan.  The model incorporates real return assumptions for each asset class adjusting for variations in volatility, correlation and inflation.  The following table sets out the projected annual returns.

	Percentile Returns
Time Period	75th	50th	25th
1 year	0.16%	8.65%	17.86%
5 years	4.77	8.65	12.67
10 years	5.89	8.65	11.48
20 years	6.69%	8.65%	10.64%

Plan Assets

The allocation of assets between major asset categories as of December 31, 2006 and 2007, as well as the target allocation, are as follows:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation	2006	2007
Large cap domestic equity securities	50%	48%	49%
Small cap domestic equity securities	5	4	4
International equity securities	15	18	17
Fixed income securities	30	30	30
Total	100%	100%	100%

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

The investment portfolio contains a diversified blend of equity and fixed income investments.  Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations.  Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments.  Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Employer Contributions

During the year ended December 31, 2007, the Company made contributions of $0.6 million to the Plan.  There are no minimum required contributions to the Plan for fiscal year 2008.  However, the Company may make contributions to the Plan at its discretion.  The Company is not expecting a reversion of Plan assets to the employer during the next year.

14.  OTHER NON-CURRENT ASSETS

An investment of $2.1 million is included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2006 and 2007 and represents the amount the Company has invested in the development of an intellectual property.  The investment balance was accounted for under the equity method through November 30, 2006.  Beginning December 1, 2006, at which time the Company no longer had the ability to exercise significant influence over the operating and financial policies of the development of the intellectual property, the investment is accounted for under the cost method.  During 2007, the Company made an additional investment in the development of an intellectual property.

15.  SALE OF PRODUCT LINE

During the third quarter of 2005, the Company completed the sale of its W. Britain product line of collectible pewter toy soldiers and accessories for $2.9 million in cash.  The sale resulted in a gain of $2.0 million, which is included in operating income in the accompanying consolidated statement of earnings for the year ended December 31, 2005.

16.  DISCONTINUED OPERATIONS

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

Net sales and income before income taxes generated by the sold business for the years ended December 31, 2005 and 2006, were as follows:

	Year Ended December 31,
(in thousands)	2005	2006
Net sales	$11,679	$14,101
Income before income taxes	$634	$2,701

A loss of $11.4 million and a gain of $0.1 million, net of income tax benefit, were recognized on this transaction during the years ended December 31, 2006 and 2007, respectively.  The operations of the sold business, as well as the loss and the gain on the sale, are presented in income (loss) from discontinued operations, net of tax, in the accompanying consolidated statements of earnings.  For tax purposes, this sale generated a pre-tax capital loss of $15.6 million.  A valuation allowance of $5.9 million has been established because the Company does not believe recoverability of this amount is more likely than not.

17.  RESTRUCTURING CHARGE – DISCONTINUANCE OF AUTOMOTIVE COLLECTIBLE PRODUCT
       LINES

During December 2006, the Company made the decision to discontinue its Racing Champions®, JoyRide®, AMT® and certain Ertl® die-cast and model kit automotive collectible product lines.  Discontinuing the automotive collectible product lines is consistent with the Company’s strategy to focus on sustainable organic growth and to allocate resources to its higher growth infant and toddler products and preschool products categories.  As a result of discontinuing these product lines, the Company has recorded the following charges which are presented in the restructuring charge related to discontinued automotive collectibles in the accompanying consolidated statement of earnings for the year ended December 31, 2006:

(in thousands)	North America	International	Total
Write-down of inventory	$1,260	$612	$1,872
Write-off of tooling	8,272	349	8,621
Write-off of customer relationships	341	—	341
Write-off of other intangibles	2,483	—	2,483
Accrual for minimum guaranteed royalties	1,186	—	1,186
Total	$13,542	$961	$14,503

18.  PRODUCT RECALLS

On June 13, 2007, the Company announced the voluntary recall of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line, after an internal investigation linked apparent excess levels of lead with a limited number of paint colors used at a single contract manufacturing facility which purchased paint from independent suppliers.  On September 26, 2007, the Company announced the voluntary recall of five Thomas & Friends Wooden Railway items, in addition to those items recalled in June 2007.  Additionally, on December 6, 2007, the Company announced the voluntary recalls of two styles of The First Years 3-in-1 Flush & Sounds Potty training seats due to the discovery of excess levels of lead in the surface paint on 5-inch rectangular plaques inserted into the backs of the training seats and three styles of The First Years Newborn-to-Toddler Reclining Feeding Seat due to malfunctioning restraining straps that may disengage and permit the child to slip out of the seat.

Following the announcement of the June recall, a number of putative class action lawsuits were filed against the Company in various federal and state courts with respect to the products subject to the June and September recalls.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the recalls, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violation of the federal Consumer Product Safety Act.  On December 19, 2007, the various federal class action lawsuits were consolidated in the U.S. District Court for the Northern District of Illinois.  On January 22, 2008, the Company announced that it had reached a settlement in Barrett v. RC2 Corporation with the plaintiffs in the various class action lawsuits filed in state courts (see Note 19 – Subsequent Events).

The Company recorded charges of $17.6 million, net of tax, or $0.84 per diluted share, in the year ended December 31, 2007, related to the 2007 recalls.  These charges are based on the latest estimates of retailer inventory returns, consumer product replacement costs and shipping costs as of the date of this filing, as well as the additional replacement costs or refunds, donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits.  It is reasonably possible that actual costs associated with the recalls and related litigation could differ significantly from the estimates recorded.

19.  SUBSEQUENT EVENTS

On January 22, 2008, the Company announced that it had reached a settlement in Barrett v.RC2 Corporation filed in the Circuit Court of Cook County, Illinois with the plaintiffs in the various class action lawsuits against the Company in state courts which arise from or relate to the Company's recall of certain Thomas & Friends Wooden Railway products.  The Circuit Court of Cook County, Illinois has granted preliminary approval of the terms of the proposed settlement.  If the settlement receives final approval it would resolve all class claims made by members of the class in Barrett.  The class is basically defined as all persons in the United States who do not opt out of the class and who purchased or owned other than for resale the Company's Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  The settlement would not include a release of individual claims for personal injury against the Company.  On February 20, 2008, the U.S. District Court for the Northern District of Illinois denied a motion filed by plaintiffs in the federal cases for a preliminary injunction seeking to stop the settlement proceedings in the state court and granted the Company's motion to stay the federal court actions pending the state court's final decision of whether to approve the proposed settlement in the Barrett case.  Certain plaintiffs in the federal court action also filed a motion to intervene in the state court proceeding but, on February 25, 2008, they withdrew this motion.  The state court had stayed issuance of notice of the proposed settlement to the class in Barrett pending a decision on the federal plaintiffs' motion to intervene.  Since this motion was withdrawn, the Company will now seek to implement the state court settlement in the Barrett case.  In connection with this settlement, the Company recorded a charge of $7.0 million, or $4.5 million, net of tax, to cover estimated additional replacement costs or refunds, donations, notice charges, claims administration and legal fees in the year ended December 31, 2007.  This charge is included in the total $17.6 million, net of tax, of recall-related costs recorded in the year ended December 31, 2007.

The licensor (the Licensor) who has granted the licenses under which the Company markets the property affected by the June and September recalls (the Licenses) has sent a letter demanding that the Company indemnify it for certain costs in connection with the recalls and alleging that the Company has not complied with several provisions in the Licenses.  The Company has responded to the Licensor's letter and is attempting to resolve these matters.