Form 10-Q
period 2008-03-31
RC2 CORP
filed 2008-04-30
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:	0-22635

RC2 Corporation
(Exact name of Registrant as specified in its charter)
Delaware	36-4088307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1111 West 22nd Street, Suite 320, Oak Brook, Illinois 60523
(Address of principal executive offices)
Registrant’s telephone number, including area code: 630-573-7200

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
Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes	No	X

On April 23, 2008, there were outstanding 17,404,680 shares of the Registrant’s $0.01 par value common stock.

RC2 CORPORATION
FORM 10-Q
MARCH 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$59,802	$57,809
Accounts receivable, net	79,542	110,317
Inventory	78,890	77,034
Other current assets	16,714	19,207
Total current assets	234,948	264,367
Property and equipment, net	36,515	37,293
Goodwill	247,846	247,814
Intangibles, net	96,444	96,675
Other non-current assets	4,307	4,096
Total assets	$620,060	$650,245

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$75,075	$99,076
Line of credit	103,000	95,000
Other current liabilities	2,733	3,163
Total current liabilities	180,808	197,239
Other non-current liabilities	56,169	55,628
Total liabilities	236,977	252,867
Stockholders’ equity	383,083	397,378
Total liabilities and stockholders’ equity	$620,060	$650,245

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2008	2007
Net sales, including recall-related returns and allowances of $32 for the three months ended March 31, 2008	$93,290	$112,593
Cost of sales	50,748	62,131
Recall-related costs	20	---
Gross profit	42,522	50,462
Selling, general and administrative expenses	36,453	37,768
Amortization of intangible assets	225	213
Recall-related costs	1,420	---
Operating income	4,424	12,481
Interest expense, net	1,075	302
Other income	(448)	(466)
Income before income taxes	3,797	12,645
Income tax expense	1,796	4,586
Net income	$2,001	$8,059
Earnings per common share:
Basic	$0.11	$0.38
Diluted	$0.11	$0.37
Weighted average shares outstanding:
Basic	17,912	21,116
Diluted	18,180	21,519

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$2,001	$8,059
Depreciation and amortization	3,329	3,817
Amortization and write-off of deferred financing costs	118	294
Stock-based compensation	1,358	1,046
Excess tax benefit on stock option exercises	(59)	(613)
Loss on disposition of assets	1	2
Changes in operating assets and liabilities	7,934	10,012
Net cash provided by operating activities	14,682	22,617
Cash flows from investing activities
Purchase of property and equipment	(2,311)	(2,870)
Proceeds from disposition of property and equipment	---	1
Purchase price of acquisitions, net of cash acquired	13	---
(Increase) decrease in other non-current assets	(16)	54
Net cash used in investing activities	(2,314)	(2,815)
Cash flows from financing activities
Borrowings on line of credit	8,000	---
Payments on bank term loans	---	(22,438)
Issuance of stock upon option exercises	229	1,693
Excess tax benefit on stock option exercises	59	613
Issuance of stock under ESPP	32	40
Purchase of treasury stock	(19,870)	---
Net cash used in financing activities	(11,550)	(20,092)
Effect of exchange rate changes on cash	1,175	191
Net increase (decrease) in cash and cash equivalents	1,993	(99)
Cash and cash equivalents, beginning of year	57,809	25,365
Cash and cash equivalents, end of period	$59,802	$25,266

Supplemental information:
Cash flows during the period for:
Interest paid	$1,356	$197
Income taxes paid	1,789	3,168
Income tax refunds received	$4,142	$834

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management, and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008, the results of operations for the three-month periods ended March 31, 2008 and 2007, and cash flows for the three-month periods ended March 31, 2008 and 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2007.  The condensed consolidated balance sheet information as of December 31, 2007, appearing herein, is derived from the consolidated balance sheet in the Form 10-K.

Due to the seasonality of our business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Note 2 – Business Combinations

Mother’s Intuition Inc.

On November 30, 2007, the Company acquired substantially all of the assets of Mother’s Intuition Inc. (MI), a privately-held, start-up developer and marketer of women’s prenatal bodycare products based in Mission Viejo, California.  Closing consideration consisted of $2.2 million of cash, excluding transaction expenses.  An additional $1.5 million in purchase price has been deferred and will be paid in three equal installments of $0.5 million each on December 31, 2008, 2009 and 2010.  This deferred purchase price is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007.  Additional cash consideration of $10.5 million may be earned in the transaction by MI based on achieving certain financial targets in each of the three years beginning in 2008 through 2010.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of MI have been included in the accompanying condensed consolidated statements of earnings since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $3.5 million and $3.4 million at March 31, 2008 and December 31, 2007, respectively, has been recorded as goodwill in the accompanying condensed consolidated balance sheets.

The purchase price was allocated to the net assets of MI based on their estimated fair values on November 30, 2007, as follows:

(in thousands)
Total purchase price, including expenses, net of cash acquired		$3,748
Less:
Current assets	$188
Intangible assets	180
Liabilities	(76)	(292)
Excess purchase price over net assets acquired		$3,456

The unaudited pro forma condensed consolidated results of operations of MI are not presented due to the immateriality of its results of operations.

Angels Landing, Inc.

On May 24, 2007, the Company acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kettering, Ohio.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses, and includes $0.3 million which may be earned in the transaction by Angels Landing if gross sales relating to the Compass Business in 2008 exceed a certain target.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in the accompanying condensed consolidated statements of earnings since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $4.2 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007.

The purchase price was allocated to the net assets of the Compass Business based on their estimated fair values on May 24, 2007, as follows:

(in thousands)
Total purchase price, including expenses, net of cash acquired		$6,772
Less:
Current assets	$1,324
Property and equipment	817
Intangible assets	890
Liabilities	(485)	(2,546)
Excess purchase price over net assets acquired		$4,226

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net sales:
North America	$72,966	$90,590
International	20,586	22,168
Sales and transfers between segments	(262)	(165)
Combined total	$93,290	$112,593

Operating income:
North America	$2,225	$9,286
International	2,188	3,189
Sales and transfers between segments	11	6
Combined total	$4,424	$12,481

(in thousands)	March 31, 2008	December 31, 2007
Total assets:
North America	$483,686	$513,289
International	136,374	136,956
Combined total	$620,060	$650,245

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel.  During the first quarter of 2008, the Company reclassified its product categories and distribution channels to be more closely aligned with its strategic direction and organization structure.  The presentation is consistent with how the Company views its business.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The following table presents consolidated net sales by product category and by distribution channel for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands)	2008	2007
Mother, infant and toddler products	$46,221	$51,400
Preschool, youth and adult products	47,069	61,193
Net sales	$93,290	$112,593

Chain retailers	$69,114	$80,343
Specialty retailers, wholesalers, OEM dealers and other	24,176	32,250
Net sales	$93,290	$112,593

Note 4 – Goodwill and Intangible Assets

The change in carrying value of goodwill by reporting unit for the three months ended March 31, 2008, is shown below:

(in thousands)	North America	International	Total
Balance at January 1, 2008	$232,194	$15,620	$247,814
Compass Business fair value allocation	(24)	---	(24)
MI fair value allocation	7	---	7
Other adjustments	---	49	49
Balance at March 31, 2008	$232,177	$15,669	$247,846

Other adjustments made during the three months ended March 31, 2008, primarily relate to currency exchange rate changes.

The components of intangible assets, net are as follows:

(in thousands)	March 31, 2008	December 31, 2007
Gross amount of amortizable intangible assets:
Customer relationships	$8,582	$8,582
Other	4,321	4,321
	12,903	12,903
Accumulated amortization of amortizable intangible assets:
Customer relationships	764	706
Other	2,982	2,815
	3,746	3,521
Intangible assets not subject to amortization:
Licenses and trademarks	87,287	87,293
Total intangible assets, net	$96,444	$96,675

Other amortizable intangible assets consist primarily of patents, non-compete agreements, trademarks and licenses.  Amortization expense related to amortizable intangible assets for the year 2008 is estimated to be approximately $0.9 million.

Note 5 – Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The uncertain tax positions as of March 31, 2008 and December 31, 2007, totaled $4.2 million.  At March 31, 2008 and December 31, 2007, approximately $2.9 million and $3.0 million, respectively, of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2003.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2003.  U.S. federal income tax returns for 2004 through 2006 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.3 million, primarily due to the settlement of various state and international income tax audits and court cases and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the three months ended March 31, 2008, the Company recorded adjustments to interest of $0.1 million and an immaterial amount to potential penalties, related to these unrecognized tax benefits.  In total as of March 31, 2008 and December 31, 2007, the Company has recorded a liability for interest of $2.1 million and $2.0 million, respectively, and $0.4 million for potential penalties.

Note 6 – Debt

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit, which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid, and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45%, plus applicable margin, through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At March 31, 2008, the margin in effect was 1.00% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At March 31, 2008, the commitment fee in effect was 0.25% per annum.  Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On March 31, 2008, the Company had $103.0 million outstanding on the revolving line of credit and was in compliance with all covenants.

During the first quarter of 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Write-offs of deferred financing fees are included in interest expense, net in the accompanying condensed consolidated statements of earnings.

Note 7 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease arrangements which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties.  These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  The Company has license agreements with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 400 license agreements with terms generally of two to three years.  Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the three months ended March 31, 2008 and 2007.

Note 8 – Legal Proceedings

See Note 13 – Product Recalls for a description of certain putative class action lawsuits against the Company with respect to the products subject to the 2007 recalls and a notice received from a licensor relating to the recalls.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or the results of operations.

Note 9 – Common Stock

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at March 31, 2008	Shares Outstanding at December 31, 2007
Voting common stock	28,000	$0.01	17,419	18,320

At December 31, 2007, the Company held 4.8 million shares of its common stock in treasury.  During the three months ended March 31, 2008 and 2007, the Company sold a total of 1,275 shares and 1,334 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $32,210 and $40,412, respectively.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company are held as treasury shares.  During the three months ended March 31, 2008, the Company repurchased 0.9 million shares for $19.9 million under this program.  Through March 31, 2008, the Company had repurchased an aggregate of 3.9 million shares for $107.8 million under the $150.0 million stock repurchase authorization.  These repurchases were funded with borrowings on the Company’s revolving line of credit and with cash flow from operations.

Note 10 – Stock-Based Payment Arrangements

At March 31, 2008, the Company has three stock incentive plans, two of which are dormant, and an ESPP.  Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Total expense recognized for stock-based payment plans	$1,358	$1,046
Amount of related income tax benefit recognized in determining net income	$512	$388

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months ended March 31, 2008 and 2007.

Restricted stock awards or options to purchase stock may be granted under the current stock incentive plan.  A summary of stock option activity for the Company’s stock incentive plans for the three months ended March 31, 2008, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	1,491,390	$24.27
Changes during the period:
Granted	569,500	20.23
Exercised	29,438	7.75
Cancelled	300	31.27
Expired	500	35.72
Outstanding, end of period	2,030,652	$23.37	7.2	$6,848
Exercisable at end of period	964,658	$19.13	5.2	$6,426

The total fair value of options vested during the three months ended March 31, 2008, was $3.9 million.  As of March 31, 2008, there was $14.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options.  That cost is expected to be recognized over a weighted average period of 3.7 years.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period which is generally over two to three years.  A summary of restricted stock awards for the Company’s stock incentive plans for the three months ended March 31, 2008, is as follows:

	Number of Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards at beginning of year	35,642	$38.05
Changes during the period:
Granted	---
Vested	---
Unvested restricted stock awards at end of period	35,642	$36.06	1.8

As of March 31, 2008, there was $0.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 1.8 years.

Note 11 – Related Party Transactions

The Company purchased some of its finished goods during the three months ended March 31, 2008 and 2007, from a company in which a relative of a Company stockholder/director has ownership interests.  During the three months ended March 31, 2007, the Company also purchased some of its finished goods from another company in which relatives of a Company stockholder/director have ownership interests.

Note 12 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined retirement benefits based on employees’ years of service.

The components of net periodic benefit cost for the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Service cost	$25	$27
Interest cost	213	205
Expected return on plan assets	(277)	(253)
Amortization of prior service costs	5	5
Amortization of net loss	47	96
Net periodic benefit cost	$13	$80

The Company did not make any contributions to the Plan during the three months ended March 31, 2008, and currently does not expect to make any additional contributions during the remainder of the fiscal 2008 year.

Note 13 – Product Recalls

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

Following the announcement of the June 2007 recall, a number of putative class action lawsuits were filed against the Company in various federal and state courts with respect to the products subject to the June 2007 and September 2007 recalls.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the recalls, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violation of the federal Consumer Product Safety Act.  On December 19, 2007, the various federal class action lawsuits were consolidated in the U.S. District Court for the Northern District of Illinois.

On January 22, 2008, the Company announced that it had reached a settlement in Barrett v. RC2 Corporation filed in the Circuit Court of Cook County, Illinois, with the plaintiffs in the various class action lawsuits against the Company in state courts which arise from or relate to the Company’s recall of certain Thomas & Friends Wooden Railway products.  The Circuit Court of Cook County, Illinois, has granted preliminary approval of the terms of the proposed settlement.  If the settlement receives final approval, it would resolve all class claims made by members of the class in Barrett.  The class is basically defined as all persons in the United States who do not opt out of the class and who purchased or owned other than for resale the Company’s Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  The settlement would not include a release of individual claims for personal injury against the Company.  On February 20, 2008, the U.S. District Court for the Northern District of Illinois denied a motion filed by plaintiffs in the federal cases for a preliminary injunction seeking to stop the settlement proceedings in the state court and granted the Company’s motion to stay the federal court actions pending the state court’s final decision of whether to approve the proposed settlement in the Barrett case.  Certain plaintiffs in the federal court action also filed a motion to intervene in the state court proceeding, but, on February 25, 2008, they withdrew this motion.  The state court had stayed the issuance of notice of the proposed settlement to the class in Barrett pending a decision on the federal plaintiffs’ motion to intervene.  Since this motion was withdrawn, the Company will now seek to implement the state court settlement in the Barrett case.

The licensor (the Licensor) who has granted the licenses under which the Company markets the property affected by the June 2007 and September 2007 recalls (the Licenses) has sent a letter demanding that the Company indemnify it for certain costs in connection with the recalls and alleging that the Company has not complied with several provisions in the Licenses.  The Company has responded to the Licensor’s letter and is attempting to resolve these matters.

The Company recorded charges of $1.0 million, net of tax, or $0.05 per diluted share, in the three months ended March 31, 2008, related to the 2007 recalls.  The Company has $13.5 million and $14.6 million of accrued recall-related costs included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively. These costs are based on the latest estimates of retailer inventory returns, consumer product replacement costs and shipping costs as of the date of this filing, as well as the additional replacement costs or refunds, donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits.  It is reasonably possible that actual costs associated with the recalls and related litigation could differ significantly from the estimates recorded.

Note 14 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 15 – Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 16 – Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  This Statement is effective for the financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP No. FAS 157-2, as of January 1, 2008, the Company has only adopted the provisions for SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements.   Based upon this one year deferral in the effective date, the provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities.  The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS No. 157, are goodwill and intangible assets.

Note 17 – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income for the three months ended March 31, 2008 and 2007, is calculated as follows:

(in thousands)	2008	2007
Net income	$2,001	$8,059
Other comprehensive income – foreign currency translation adjustments	1,838	418
Comprehensive income	$3,839	$8,477

Note 18 – Earnings Per Common Share

The Company computes earnings per common share in accordance with SFAS No. 128, “Earnings Per Share.”  Under the provisions of SFAS No. 128, basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Options to purchase 1,126,829 shares and 403,195 shares of common stock were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per common share because the options were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended March 31, 2008, decreased 17.1% compared to net sales for the three months ended March 31, 2007.  Although net sales for the three months ended March 31, 2007, were strong, which make comparisons difficult, the net sales for the three months ended March 31, 2008, were negatively impacted by continued softness at the retail level.  Gross margins increased to 45.6% for the three months ended March 31, 2008, from 44.8% for the three months ended March 31, 2007.  Selling, general and administrative expenses, as a percentage of net sales, increased to 39.1% for the three months ended March 31, 2008, from 33.6% for the three months ended March 31, 2007.  Operating income decreased to $4.4 million for the three months ended March 31, 2008, compared to $12.5 million for the three months ended March 31, 2007.  As a percentage of net sales, operating income decreased to 4.7% for the three months ended March 31, 2008, from 11.1% for the three months ended March 31, 2007.  The Company closely monitors its product line profitability and cost controls.  During 2008, the Company will implement prices increases, primarily during the second and third quarters.  Additionally during 2008, the Company is planning to eliminate individual products with unacceptable levels of profit.  Although the Company incurred certain higher costs for its Multi-Check Safety System and consumer/digital marketing commitments during the first quarter of 2008, the Company believes that these programs will prove cost-effective over time.

On June 13, 2007, the Company announced the voluntary recall of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line, after an internal investigation linked apparent excess levels of lead with a limited number of paint colors used at a single contract manufacturing facility which purchased paint from independent suppliers.  On September 26, 2007, the Company announced the voluntary recall of five Thomas & Friends Wooden Railway items, in addition to those items recalled in June 2007.  Additionally, on December 6, 2007, the Company announced the voluntary recalls of two styles of The First Years 3-in-1 Flush & Sounds Potty training seats due to the discovery of excess levels of lead in the surface paint on 5-inch rectangular plaques inserted into the backs of the training seats and three styles of The First Years Newborn-to-Toddler Reclining Feeding Seat due to malfunctioning restraining straps that may disengage and permit the child to slip out of the seat.  The Company recorded charges, primarily in the North America segment, of $1.0 million, net of tax, or $0.05 per diluted share, in the three months ended March 31, 2008, related to the 2007 recalls.  The Company has $13.5 million and $14.6 million of accrued recall-related costs included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively. These costs are based on the latest estimates of retailer inventory returns, consumer product replacement costs and shipping costs as of the date of this filing, as well as additional replacement costs or refunds, donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits.

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Net sales.  Net sales for the three months ended March 31, 2008, decreased $19.3 million, or 17.1%, to $93.3 million from $112.6 million for the three months ended March 31, 2007.  Net sales in our North America segment decreased 19.5%, and net sales in our international segment decreased 7.1%, which includes a 5.2% benefit in changes from currency exchange rates.

Net sales for the three months ended March 31, 2008, excluding $1.2 million in net sales of discontinued product lines, were $92.1 million, a decrease of 13.6% when compared with net sales for the three months ended March 31, 2007, excluding $6.0 million in net sales of discontinued product lines, of $106.6 million.  The information in this paragraph constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period operating results and making comparisons of the Company’s operating results with those of its competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results. Because the sales related to discontinued product lines have decreased significantly as the Company sells off the remaining inventory, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2008 actual	$93.3
Deduct: discontinued product lines	1.2
As adjusted	$92.1

2007 actual	$112.6
Deduct: discontinued product lines	6.0
As adjusted	$106.6

Net sales decreases occurred in both our mother, infant and toddler products category and our preschool, youth and adult products category.  Net sales in our mother, infant and toddler products category decreased 10.1% primarily driven by declines in our licensed Take & Toss® toddler self-feeding system, our The First Years® by Learning Curve® infant toys and our Lamaze infant development products.  Excluding net sales related to discontinued product lines, net sales in our mother, infant and toddler products decreased 9.9%.  Net sales in our preschool, youth and adult products category decreased 23.0% primarily driven by declines in our licensed toy product lines and lower sales of discontinued products.  Excluding net sales related to discontinued product lines, net sales in our preschool, youth and adult products category decreased 17.0%.  Information in this paragraph regarding net sales in our mother, infant and toddler products category excluding net sales related to discontinued product lines and net sales in our preschool, youth and adult products category excluding net sales related to discontinued product lines constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period operating results and making comparisons of the Company’s operating results with those of its competitors.

Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results.  Because the sales related to discontinued product lines have decreased significantly as the Company sells off the remaining inventory, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2008	2007	Difference	% Change
Mother, infant and toddler products actual	$46.2	$51.4	$(5.2)	(10.1)%
Deduct: discontinued product lines	---	0.1	(0.1)	---
As adjusted	$46.2	$51.3	$(5.1)	(9.9)%

Preschool, youth and adult products actual	$47.1	$61.2	$(14.1)	(23.0)%
Deduct: discontinued product lines	1.2	5.9	(4.7)	(79.7)
As adjusted	$45.9	$55.3	$(9.4)	(17.0)%

Gross profit.  Gross profit decreased $8.0 million, or 15.8%, to $42.5 million for the three months ended March 31, 2008, from $50.5 million for the three months ended March 31, 2007.  However, as a percentage of net sales, gross profit increased to 45.6% for the three months ended March 31, 2008, from 44.8% for the three months ended March 31, 2007.  This increase was primarily due to a more favorable product mix than that experienced in the prior year, as well as a deferral of higher product costs due to some of those costs being absorbed in inventory.  These costs will flow through in future periods when the inventory is sold.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.3 million, or 3.4%, to $36.5 million for the three months ended March 31, 2008, from $37.8 million for the three months ended March 31, 2007.  The decrease in selling, general and administrative expenses for the three months ended March 31, 2008, was primarily due to the impact of lower sales volume on the Company’s variable costs.  However, as a percentage of net sales, selling, general and administrative expenses increased to 39.1% for the three months ended March 31, 2008, from 33.6% for the three months ended March 31, 2007.

Operating income.  Operating income decreased to $4.4 million for the three months ended March 31, 2008, from $12.5 million for the three months ended March 31, 2007.  As a percentage of net sales, operating income decreased to 4.7% for the three months ended March 31, 2008, from 11.1% for the three months ended March 31, 2007.  Operating income for the three months ended March 31, 2008, includes $1.5 million of recall-related costs.

Net interest expense.  Net interest expense of $1.1 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively, relates primarily to bank term loans and lines of credit.  The increase in net interest expense is primarily due to higher average debt outstanding.

Income tax.  Income tax expense for the three months ended March 31, 2008 and 2007, includes provisions for federal, state and foreign income taxes at an effective rate of 35.7% and 36.3%, respectively.  However, the tax rate, including discrete items, for the three months ended March 31, 2008 and 2007, is 47.3% and 36.3%, respectively.  Discrete items include significant, infrequent, unusual or non-recurring items.  During the three months ended March 31, 2008, the Company recorded adjustments relating to the completion of statutory audits of certain foreign jurisdictions.

Related Party Transactions

The Company purchased some of its finished goods during the three months ended March 31, 2008 and 2007, from a company in which a relative of a Company stockholder/director has ownership interest.  Additionally, during the three months ended March 31, 2007, the Company purchased some of its finished goods from another company in which relatives of a Company stockholder/director have ownership interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $14.7 million and $22.6 million during the three months ended March 31, 2008 and 2007, respectively.  Accounts receivable decreased $31.7 million during the three months ended March 31, 2008, primarily due to lower sales volume, as well as the seasonality of the Company’s business.  This decrease in accounts receivable was somewhat offset by a decrease in accounts payable and accrued expenses of $25.3 million during the three months ended March 31, 2008, primarily due to lower inventory purchases and lower royalty and customer allowance accruals, as a result of the lower sales volume during the quarter and the seasonality of the Company’s business.

Net cash used in investing activities was $2.3 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in investing activities was primarily due to lower capital expenditures.  Capital expenditures for the three months ended March 31, 2008, were $2.3 million, of which $1.7 million was for molds and tooling.

Net cash used in financing activities was $11.6 million and $20.1 million for the three months ended March 31, 2008 and 2007, respectively. Borrowings on the Company’s revolving line of credit were $8.0 million during the three months ended March 31, 2008.  During the three months ended March 31, 2008, the Company purchased $19.9 million of its common stock which was funded primarily with cash flow from operations.

Cash and cash equivalents increased $2.0 million during the three months ended March 31, 2008.

Upon the closing of the acquisition of The First Years Inc. (TFY) on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit, which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid, and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45%, plus applicable margin, through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At March 31, 2008, the margin in effect was 1.00% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At March 31, 2008, the commitment fee in effect was 0.25% per annum.  Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On March 31, 2008, the Company had $103.0 million outstanding on the revolving line of credit and was in compliance with all covenants. At March 31, 2008, the Company had $71.8 million available on its revolving line of credit.

During the first quarter of 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Write-offs of deferred financing fees are included in interest expense, net in the accompanying condensed consolidated statements of earnings.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company are held as treasury shares.  During the three months ended March 31, 2008, the Company repurchased 0.9 million shares for $19.9 million under this program.  Through March 31, 2008, the Company had repurchased an aggregate of 3.9 million shares for $107.8 million under the $150.0 million stock repurchase authorization.  These repurchases were funded with borrowings on the Company’s revolving line of credit and with cash flow from operations.

The Company has met its working capital needs through funds generated from operations and available borrowings under its lines of credit.  The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales.  Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters.  The Company expects that capital expenditures during 2008, principally for molds and tooling, will be approximately $13.0 million.

The Company believes that its cash flows from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2008.  However, if the Company’s capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing.  There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.  The Company’s existing credit facility matures September 14, 2008, and the Company currently anticipates that it will refinance during the second quarter of 2008.

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

Allowance for doubtful accounts.  The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible.  The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value.  The Company’s allowance is based on management’s assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes.  The Company has purchased credit insurance that covers a portion of its receivables from major customers.  The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

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

Impairment of long-lived assets, goodwill and other intangible assets.  Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred.  Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under this Statement, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment.  The Company’s management reviews for indicators that might suggest an impairment loss could exist.  Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets.  Various uncertainties, including changes in consumer preferences, deterioration in the political environment or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.  Intangible assets that have finite useful lives are amortized over their useful lives.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Management considers certain tax exposures and all available evidence when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  If the available evidence were to change in the future, an adjustment to the tax-related balances may be required.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balances sheets.

Product recalls.  The Company establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimatable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs and shipping costs are considered when establishing a product recall reserve.  The Company also considered additional replacement costs or refunds, donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits.  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

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

Accrued royalties.  Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period, as well as management estimates for additional royalty exposures.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalties may be paid to various licensors on a single product.  Royalty expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings.

Stock-based compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”  The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006.  Income before income taxes for the three months ended March 31, 2008 and 2007, includes total expense recognized for all of the Company’s stock-based payment plans.

The fair value of stock options granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option pricing model.  The Company calculates the expected volatility factor using Company-specific volatility as the Company believes that its actual volatility is a good indicator of expected future results.  The Company uses historical data to estimate stock option exercise and employee departure behavior in the Black-Scholes option pricing model.  The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of restricted stock awards granted under the stock incentive plan is calculated either using the market price on the grant date or the market price on the last day of the reported period.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations.”  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company plans to adopt this Statement on January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  This Statement is effective for the financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  In accordance with FSP FAS No. 157-2, as of January 1, 2008, the Company has only adopted the provisions for SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements.  Based upon this one year deferral, the provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS No. 157, are goodwill and intangible assets.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would” or the negative of those terms or other words of similar meaning.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  The Company’s actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the risk that the charges and expenses the Company expects relating to its recalls may increase based on the amount of inventory of affected products at retailers, the amount of affected products that may be returned by consumers and the cost of providing replacement products to consumers and retailers; the effect of the recalls on the Company’s relationship with the licensors and the resolution of any claims or determinations made by such licensors including renewal and retention of licenses; the outcome of the class action lawsuits that have been filed against the Company related to the recalls and the possibility of potential new claims or litigation; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company’s warehouse and/or customers’ warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations, particularly in the Chinese Renminbi or the Hong Kong dollar, could increase the Company’s expenses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company’s products may increase significantly; the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Bob theBuilder, Winnie the Pooh, John Deere, Nickelodeon and Sesame Street, vehicle manufacturers, agricultural equipment manufacturers and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company’s products; and general economic conditions in the Company’s markets.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended December 31, 2007.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facilities and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at March 31, 2008, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $0.1 million per month and a five percentage point increase would increase future interest expense by $0.4 million per month.  The Company determined these amounts based on $103.0 million of variable rate borrowings at March 31, 2008, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 23.6% of net sales for the three months ended March 31, 2008, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the three months ended March 31, 2008, would have changed the total dollar amount of our gross profit by 10.0%.  As expenses for the Company’s Chinese manufacturers are primarily denominated in Chinese Renminbi, a material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company’s expenses, and therefore, could adversely affect the Company’s profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar, the Euro or the Canadian dollar for the three months ended March 31, 2008, individually would not have had a significant impact on the Company’s earnings.  The Company is also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States.  Historically, the Company has not used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of March 31, 2008, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.  It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance as of March 31, 2008.

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

Following the announcement of the June 2007 recall, a number of putative class action lawsuits were filed against the Company in various federal and state courts with respect to the products subject to the June 2007 and September 2007 recalls.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the recalls, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violation of the federal Consumer Product Safety Act.  On December 19, 2007, the various federal class action lawsuits were consolidated in the U.S. District Court for the Northern District of Illinois.

On January 22, 2008, the Company announced that it had reached a settlement in Barrett v. RC2 Corporation filed in the Circuit Court of Cook County, Illinois, with the plaintiffs in the various class action lawsuits against the Company in state courts which arise from or relate to the Company’s recall of certain Thomas & Friends Wooden Railway products.  The Circuit Court of Cook County, Illinois, has granted preliminary approval of the terms of the proposed settlement.  If the settlement receives final approval, it would resolve all class claims made by members of the class in Barrett.  The class is basically defined as all persons in the United States who do not opt out of the class and who purchased or owned other than for resale the Company’s Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  The settlement would not include a release of individual claims for personal injury against the Company.  On February 20, 2008, the U.S. District Court for the Northern District of Illinois denied a motion filed by plaintiffs in the federal cases for a preliminary injunction seeking to stop the settlement proceedings in the state court and granted the Company’s motion to stay the federal court actions pending the state court’s final decision of whether to approve the proposed settlement in the Barrett case.  Certain plaintiffs in the federal court action also filed a motion to intervene in the state court proceeding, but, on February 25, 2008, they withdrew this motion.  The state court had stayed the issuance of notice of the proposed settlement to the class in Barrett pending a decision on the federal plaintiffs’ motion to intervene.  Since this motion was withdrawn, the Company will now seek to implement the state court settlement in the Barrett case.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2007.  Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (000s)
January 1, 2007 – December 31, 2007	2,934,034	$29.97	2,934,034	$62,064

January 1, 2008 – January 31, 2008	373,500	23.10	373,500	53,438
February 1, 2008 – February 29, 2008	---	---	---	53,438
March 1, 2008 – March 31, 2008	558,042	20.15	558,042	42,194
Total quarter ended March 31, 2008	931,542	21.33	931,542	42,194

Total	3,865,576	$27.89	3,865,576	$42,194

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  During the three months ended March 31, 2008, the Company repurchased 0.9 million shares for $19.9 million under this program.  Through March 31, 2008, the Company had repurchased an aggregate of 3.9 million shares for $107.8 million under the $150.0 million stock repurchase authorization.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

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

10.1	Employment Agreement, dated as of April 1, 2008, between the Company and Curtis W. Stoelting.

10.2	Employment Agreement, dated as of April 1, 2008, between the Company and Peter J. Henseler.

10.3	Employment Agreement, dated as of April 1, 2008, between the Company and Jody L. Taylor.

10.4	Employment Agreement, dated as of April 1, 2008, between the Company and Helena Lo.

10.5	Employment Agreement, dated as of April 1, 2008, between the Company and Gregory J. Kilrea.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
____________________

* This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 30th day of April 2008.
RC2 CORPORATION

By /s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer

By /s/ Jody L. Taylor
Jody L. Taylor, Chief Financial Officer and Secretary