Form 10-Q
period 2008-06-30
RC2 CORP
filed 2008-08-08
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

On August 1, 2008, there were outstanding 17,188,045 shares of the Registrant’s $0.01 par value common stock.

RC2 CORPORATION
FORM 10-Q
JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$58,038	$57,809
Accounts receivable, net	75,992	110,317
Inventory	97,161	77,034
Other current assets	22,974	19,207
Total current assets	254,165	264,367
Property and equipment, net	36,045	37,293
Goodwill	247,874	247,814
Intangibles, net	96,220	96,675
Other non-current assets	4,808	4,096
Total assets	$639,112	$650,245

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$101,435	$99,076
Line of credit	103,000	95,000
Other current liabilities	2,924	3,163
Total current liabilities	207,359	197,239
Other non-current liabilities	56,845	55,628
Total liabilities	264,204	252,867
Stockholders’ equity	374,908	397,378
Total liabilities and stockholders’ equity	$639,112	$650,245

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net sales, including recall-related returns and allowances of $33 and $2,427 for the three months ended June 30, 2008 and 2007, respectively, and $65 and $2,427 for the six months ended June 30, 2008 and 2007, respectively	$89,193	$92,990	$182,483	$205,583
Cost of sales	48,300	53,544	99,048	115,675
Recall-related costs	401	1,703	421	1,703
Gross profit	40,492	37,743	83,014	88,205
Selling, general and administrative expenses	34,909	32,722	71,362	70,490
Recall-related costs	15,229	2,233	16,649	2,233
Amortization of intangible assets	226	213	451	426
Operating (loss) income	(9,872)	2,575	(5,448)	15,056
Interest expense (income), net	740	(150)	1,815	152
Other expense (income)	390	(110)	(58)	(576)
(Loss) income from continuing operations before income taxes	(11,002)	2,835	(7,205)	15,480
Income tax (benefit) expense	(4,589)	485	(2,793)	5,071
(Loss) income from continuing operations	(6,413)	2,350	(4,412)	10,409
Income from discontinued operations, net of tax	---	110	---	110
Net (loss) income	$(6,413)	$2,460	$(4,412)	$10,519
Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.37)	$0.11	$(0.25)	$0.49
Income from discontinued operations	---	0.01	---	0.01
Net (loss) income	$(0.37)	$0.12	$(0.25)	$0.50
Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.37)	$0.11	$(0.25)	$0.48
Income from discontinued operations	---	---	---	0.01
Net (loss) income	$(0.37)	$0.11	$(0.25)	$0.49
Weighted average shares outstanding:
Basic	17,260	21,225	17,586	21,170
Diluted	17,260	21,611	17,586	21,565

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(4,412)	$10,519
Income from discontinued operations, net of tax	---	(110)
Depreciation and amortization	6,662	7,665
Amortization and write-off of deferred financing costs	236	382
Stock-based compensation	2,673	2,349
Excess tax benefit on stock option exercises	(39)	(953)
Loss (gain) on disposition of assets	12	(85)
Changes in operating assets and liabilities	14,024	18,324
Net cash provided by continuing operations	19,156	38,091
Net cash provided by discontinued operations	---	110
Net cash provided by operating activities	19,156	38,201
Cash flows from investing activities
Purchase of property and equipment	(4,951)	(5,883)
Proceeds from disposition of property and equipment	8	12
Purchase price of acquisitions, net of cash acquired	13	(6,761)
Proceeds from sale of discontinued operations	---	110
(Increase) decrease in other non-current assets	(69)	63
Net cash used in continuing operations	(4,999)	(12,459)
Net cash used in discontinued operations	---	---
Net cash used in investing activities	(4,999)	(12,459)
Cash flows from financing activities
Borrowings on line of credit	8,000	---
Payments on bank term loans	---	(22,438)
Issuance of stock upon option exercises	245	1,924
Excess tax benefit on stock option exercises	39	953
Issuance of stock under ESPP	83	95
Purchase of treasury stock	(24,660)	(140)
Net cash used in continuing operations	(16,293)	(19,606)
Net cash used in discontinued operations	---	---
Net cash used in financing activities	(16,293)	(19,606)
Effect of exchange rate changes on cash	2,365	755
Net increase in cash and cash equivalents	229	6,891
Cash and cash equivalents, beginning of year	57,809	25,365
Cash and cash equivalents, end of period	$58,038	$32,256
Supplemental information:
Cash flows during the period for:
Interest paid	$2,410	$248
Income taxes paid	4,054	8,131
Income tax refunds received	$4,142	$838

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1  –  Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management, and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008, the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and cash flows for the six-month periods ended June 30, 2008 and 2007.

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

Mother’s Intuition Inc.

On November 30, 2007, the Company acquired substantially all of the assets of Mother’s Intuition Inc. (MI), a privately-held, start-up developer and marketer of women’s prenatal bodycare products based in Mission Viejo, California.  Closing consideration consisted of $2.2 million of cash, excluding transaction expenses.  An additional $1.5 million in purchase price has been deferred and will be paid in three equal installments of $0.5 million each on December 31, 2008, 2009 and 2010.  This deferred purchase price is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets at June 30, 2008 and December 31, 2007.  Additional cash consideration of $10.5 million may be earned in the transaction by MI based on achieving certain financial targets in each of the three years beginning in 2008 through 2010.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of MI have been included in the accompanying condensed consolidated statements of operations since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $3.5 million and $3.4 million at June 30, 2008 and December 31, 2007, respectively, has been recorded as goodwill in the accompanying condensed consolidated balance sheets.

The purchase price was allocated to the net assets of MI based on their estimated fair values on November 30, 2007, as follows:

(in thousands)
Total purchase price, including expenses, net of cash acquired		$3,748
Less:
Current assets	$170
Intangible assets	180
Liabilities	(76)	(274)
Excess purchase price over net assets acquired		$3,474

The unaudited pro forma condensed consolidated results of operations of MI are not presented due to the immateriality of its results of operations.

Angels Landing, Inc.

On May 24, 2007, the Company acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kettering, Ohio.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses, and includes $0.3 million which may be earned in the transaction by Angels Landing if gross sales relating to the Compass Business in 2008 exceed a certain target.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in the accompanying condensed consolidated statements of operations since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $4.2 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at June 30, 2008 and December 31, 2007.

The purchase price was allocated to the net assets of the Compass Business based on their estimated fair values on May 24, 2007, as follows:

(in thousands)
Total purchase price, including expenses, net of cash acquired		$6,772
Less:
Current assets	$1,351
Property and equipment	817
Intangible assets	890
Liabilities	(485)	(2,573)
Excess purchase price over net assets acquired		$4,199

The unaudited pro forma condensed consolidated results of operations for the Compass Business are not presented due to the immateriality of its results of operations.

Children’s Publishing Division of Publications International, Ltd.

On June 23, 2008, the Company announced that it has signed a definitive purchase agreement to acquire the Children’s Publishing Division (CPD) of privately-held Publications International, Ltd.  CPD, based in Lincolnwood, Illinois, is one of the world’s top children’s book publishers, selling more than 10 million books annually.  CPD’s products, which include electronic books, story books, Story Reader® and Poingo™, are sold at toy, mass merchandising, warehouse clubs and book retailers throughout North America, Europe, Latin America and Asia.  This acquisition, which is structured as an asset purchase, is expected to close during the third quarter of 2008, and is subject to customary closing conditions.  The purchase agreement calls for a payment of $163.0 million of cash, which does not include the effect of post-closing working capital adjustments or transaction fees and expenses.

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

Segment performance is measured at the operating (loss) income level.  Segment assets are comprised of all assets, net of applicable reserves and allowances.  Certain assets and resources are jointly used between the North America and International segments.  Intercompany allocations of such uses are not made.

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months and six months ended June 30, 2008 and 2007, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net sales:
North America	$62,300	$71,560	$135,266	$162,150
International	27,069	21,601	47,655	43,769
Sales and transfers between segments	(176)	(171)	(438)	(336)
Combined total	$89,193	$92,990	$182,483	$205,583

Operating (loss) income:
North America	$(9,885)	$184	$(7,660)	$9,470
International	27	2,386	2,215	5,575
Sales and transfers between segments	(14)	5	(3)	11
Combined total	$(9,872)	$2,575	$(5,448)	$15,056

(in thousands)	June 30, 2008	December 31, 2007
Total assets:
North America	$486,873	$513,289
International	152,239	136,956
Combined total	$639,112	$650,245

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel.  During the first quarter of 2008, the Company reclassified its product categories and distribution channels to be more closely aligned with its strategic direction and organization structure.  The presentation is consistent with how the Company views its business.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The following table presents consolidated net sales by product category and by distribution channel for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Mother, infant and toddler products	$41,545	$44,080	$87,766	$95,480
Preschool, youth and adult products	47,648	48,910	94,717	110,103
Net sales	$89,193	$92,990	$182,483	$205,583

Chain retailers	$60,858	$62,820	$129,972	$143,163
Specialty retailers, wholesalers, OEM dealers and other	28,335	30,170	52,511	62,420
Net sales	$89,193	$92,990	$182,483	$205,583

Note 4  –  Goodwill and Intangible Assets

The change in carrying value of goodwill by reporting unit for the six months ended June 30, 2008, is shown below:

(in thousands)	North America	International	Total
Balance at January 1, 2008	$232,194	$15,620	$247,814
Compass Business fair value allocation	(51)	---	(51)
MI fair value allocation	25	---	25
Other adjustments	---	86	86
Balance at June 30, 2008	$232,168	$15,706	$247,874

Other adjustments made during the six months ended June 30, 2008, primarily relate to currency exchange rate changes.

The components of intangible assets, net are as follows:

(in thousands)	June 30, 2008	December 31, 2007
Gross amount of amortizable intangible assets:
Customer relationships	$8,582	$8,582
Other	4,321	4,321
	12,903	12,903
Accumulated amortization of amortizable intangible assets:
Customer relationships	823	706
Other	3,149	2,815
	3,972	3,521
Intangible assets not subject to amortization:
Licenses and trademarks	87,289	87,293
Total intangible assets, net	$96,220	$96,675

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

The uncertain tax positions as of June 30, 2008 and December 31, 2007, totaled $4.4 million and $4.2 million, respectively.  At June 30, 2008 and December 31, 2007, approximately $3.1 million and $3.0 million, respectively, of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2003.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2003.  U.S. federal income tax returns for 2004 through 2006 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.7 million, primarily due to the settlement of various state and international income tax audits and court cases and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the six months ended June 30, 2008, the Company recorded adjustments to interest of $0.2 million and an immaterial amount to potential penalties, related to these unrecognized tax benefits.  In total as of June 30, 2008 and December 31, 2007, the Company has recorded a liability for interest of $2.2 million and $2.0 million, respectively, and $0.4 million for potential penalties.

Note 6  –  Debt

Upon the closing of the acquisition of The First Years Inc. on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit, which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid, and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45%, plus applicable margin, through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At June 30, 2008, the margin in effect was 1.625% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At June 30, 2008, the commitment fee in effect was 0.35% per annum.  Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On June 30, 2008, the Company had $103.0 million outstanding on the revolving line of credit and was in compliance with all covenants.

During the first quarter of 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Write-offs of deferred financing fees are included in interest expense (income), net in the accompanying condensed consolidated statements of operations.

Note 7  –  Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease arrangements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties.  These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  The Company has license agreements with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 400 license agreements with terms generally of two to three years.  Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the six months ended June 30, 2008 and 2007.

Note 8  –  Legal Proceedings

See Note 14 – Product Recalls for a description of certain putative class action lawsuits against the Company with respect to the products subject to the 2007 recalls and a notice received from a licensor relating to the recalls.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or the results of operations.

Note 9  –  Common Stock

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at June 30, 2008	Shares Outstanding at December 31, 2007
Voting common stock	28,000	$0.01	17,188	18,320

At December 31, 2007, the Company held 4.8 million shares of its common stock in treasury.  During the six months ended June 30, 2008 and 2007, the Company sold a total of 3,965 shares and 2,831 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.1 million and $0.1 million, respectively.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company are held as treasury shares.  During the six months ended June 30, 2008, the Company repurchased 1.2 million shares for $24.7 million under this program.  Through June 30, 2008, the Company had repurchased an aggregate of 4.1 million shares for $112.6 million under the $150.0 million stock repurchase authorization.  These repurchases were funded with borrowings on the Company’s revolving line of credit and with cash flow from operations.

Note 10 – Stock-Based Payment Arrangements

At June 30, 2008, the Company has three stock incentive plans, two of which are dormant, and an ESPP.  Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months and six months ended June 30, 2008 and 2007, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Total expense recognized for stock-based payment plans	$1,315	$1,303	$2,673	$2,349
Amount of related income tax benefit recognized in determining net income	$496	$484	$1,008	$872

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007.

Restricted stock awards or options to purchase stock may be granted under the current stock incentive plan.  A summary of stock option activity for the Company’s stock incentive plans for the six months ended June 30, 2008, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	1,491,390	$24.27
Changes during the period:
Granted	569,500	20.23
Exercised	29,438	7.75
Forfeited	18,800	31.53
Expired	700	34.45
Outstanding, end of period	2,011,952	$23.30	6.9	$5,195
Exercisable at end of period	975,058	$19.25	4.9	$5,195

The total fair value of options vested during the six months ended June 30, 2008, was $4.2 million.  As of June 30, 2008, there was $13.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options.  That cost is expected to be recognized over a weighted average period of 3.5 years.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period which is generally over two to three years.  A summary of restricted stock awards for the Company’s stock incentive plans for the six months ended June 30, 2008, is as follows:

	Number of Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards, beginning of year	35,642	$38.05
Changes during the period:
Granted	34,496	17.39
Vested	9,939	41.75
Forfeited	2,348	42.61
Unvested restricted stock awards, end of period	57,851	$23.27	2.2

As of June 30, 2008, there was $1.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Note 11 – Related Party Transactions

The Company purchased some of its finished goods during the three months and six months ended June 30, 2008 and 2007, from a company in which a relative of a stockholder and former director of the Company has an ownership interest.  During the three months and six months ended June 30, 2007, the Company also purchased some of its finished goods from another company in which relatives of a stockholder and former director of the Company have ownership interests.

Note 12 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined retirement benefits based on employees’ years of service.

The components of net periodic benefit cost for the three months and six months ended June 30, 2008 and 2007, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Service cost	$25	$27	$50	$54
Interest cost	214	205	427	410
Expected return on plan assets	(278)	(253)	(555)	(506)
Amortization of prior service costs	5	5	10	10
Amortization of net loss	48	96	95	192
Net periodic benefit cost	$14	$80	$27	$160

The Company did not make any contributions to the Plan during the six months ended June 30, 2008, and currently does not expect to make any additional contributions during the remainder of the fiscal 2008 year.

Note 13 – Discontinued Operations

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line.  The sale of the Company’s trading card business and sports collectibles product line is consistent with the Company’s strategic focus to achieve sustainable organic growth and to concentrate its efforts on its higher growth infant, toddler and preschool products.  The transaction was effective November 1, 2006.  The sold business was primarily reported under the North America segment.  A gain on the sale of $0.1 million, net of income tax benefit, was recognized on this transaction during the second quarter of 2007.  The gain is presented in income from discontinued operations, net of tax, on the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2007.  This gain represents the final escrow payout which was received during the second quarter of 2007.

Note 14 – Product Recalls

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

Following the announcement of the June 2007 recall, a total of 23 putative class action lawsuits were filed against the Company in various federal and state courts with respect to the products subject to the June 2007 and September 2007 recalls.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the recalls, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violation of the federal Consumer Product Safety Act.  On December 19, 2007, the various federal class action lawsuits were consolidated in the U.S. District Court for the Northern District of Illinois.

On January 22, 2008, the Company announced that it had reached a settlement in Barrett v. RC2 Corporation filed in the Circuit Court of Cook County, Illinois, with the plaintiffs in the various class action lawsuits against the Company in state courts which arise from or relate to the Company’s recall of certain Thomas & Friends Wooden Railway products.  The Circuit Court of Cook County, Illinois, granted preliminary approval of the terms of the proposed settlement.  The class in the Barrett case is basically defined as all persons in the United States who do not opt out of the class and who purchased or owned other than for resale the Company’s Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  The settlement agreement provides class members with several relief options, including cash refunds, replacement products and coupons.  Under the settlement agreement, the Company also agreed to pay attorneys’ fees and costs to plaintiffs’ counsel totaling $2.9 million, subject to court approval.  The settlement agreement also provides that the Company will take certain quality control measures.

After the settlement agreement in the Barrett case was announced, plaintiffs’ counsel in the pending federal court class actions attempted to stop the Company from proceeding with the settlement in Barrett, and on January 28, 2008, filed a motion for a preliminary injunction in the U.S. District Court for the Northern District of Illinois seeking to enjoin the Company from proceeding with the settlement in the Barrett case.  On February 20, 2008, the U.S. District Court for the Northern District of Illinois denied the motion for a preliminary injunction filed by plaintiffs in the federal cases and granted the Company’s motion to stay the federal court actions pending the state court’s final decision in the Barrett case of whether to approve the proposed settlement in that case.  Certain plaintiffs in the federal court action also filed a motion to intervene in the state court proceeding, but, on February 25, 2008, they withdrew this motion.  The state court had stayed the issuance of notice of the proposed settlement to the class in Barrett pending a decision on the federal plaintiffs’ motion to intervene.

After the federal court plaintiffs’ motion for a preliminary injunction to stop the Barrett settlement was denied, the Company then entered into further settlement negotiations with the plaintiffs in the 18 class actions filed in federal court and the plaintiffs in the 5 class actions filed in state courts to reach a global settlement in the Barrett case.  The Company, plaintiffs in the 5 state court class actions and plaintiffs in the 18 federal court class actions entered into an amended settlement agreement in the Barrett case which included the plaintiffs in all 23 class actions filed against the Company.  The amended settlement agreement incorporated the relief provided to the class in the original settlement agreement.  In addition, the Company agreed to (i) pay an additional $0.1 million in attorneys’ fees (for a total of $3.0 million) to plaintiffs’ counsel, (ii) provide the class with additional relief in the form of limited reimbursement for blood testing for lead during specified limited time periods with caps on the amount of individual claims and a total cap of $0.5 million on all claims, and (iii) specify and further define actions it would take to increase quality control measures it had agreed to in the initial settlement agreement.

The amended settlement agreement was preliminarily approved by the Circuit Court of Cook County on May 5, 2008.  Notice was then issued to the class.  The amended settlement agreement received final approval from the Circuit Court of Cook County on August 6, 2008.  Less than 50 persons opted out of the class.  The amended settlement agreement resolves all claims of the class, other than for individual claims for personal injuries or for persons opting out of the class, with respect to the June 2007 and September 2007 recalls of certain Thomas &Friends Wooden Railway toys.  The claim period runs until October 6, 2008.

During the second quarter of 2008, the Company received an inquiry from the Consumer Product Safety Commission (CPSC) for information regarding the recalls of certain Thomas & Friends Wooden Railway toys in June 2007 and September 2007 for the purpose of assessing whether the CPSC may impose a fine on the Company.  The Company is in the process of responding to this inquiry, and at this time, the Company is unable to predict the amount of any fine that may be imposed by the CPSC.

HIT Entertainment (the Licensor), the licensor who has granted the licenses under which the Company markets the property affected by the June 2007 and September 2007 recalls (the Licenses), sent a letter demanding that the Company indemnify it for certain costs in connection with the recalls and alleging that the Company had not complied with several provisions in the Licenses.  On July 7, 2008, the Company announced it reached an agreement with the Licensor which modifies existing license agreements and provides a release to the Company in connection with past indemnification claims related to the recall of certain products and other legal matters.

The agreement provides an extension to the license term on the Thomas & Friends Wooden Railway product line, along with an immediate reduction in licensing payments on this product line, and a shortening of the license term on the Take Along Thomas & Friends die-cast product line.  In addition, the Company made, in July 2008,  a one-time cash payment to the Licensor of $15.0 million in exchange for a release from indemnification claims.  This payment has been accrued at June 30, 2008, and is included in recall-related costs on the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2008.

The Company recorded charges of $10.2 million, net of tax, or $0.58 per diluted share, and $4.0 million, net of tax, or $0.19 per diluted share, in the three months ended June 30, 2008 and 2007, respectively, related to the 2007 recalls.  The Company recorded charges of $11.1 million, net of tax, or $0.63 per diluted share, and $4.0 million, net of tax, or $0.19 per diluted share, in the six months ended June 30, 2008 and 2007, respectively, related to the 2007 recalls.  The Company has $27.7 million and $14.6 million of accrued recall-related costs included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively. These costs are based on the latest estimates of retailer inventory returns, consumer product replacement costs and shipping costs as of the date of this filing, as well as the additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and legal fees related to the settlement of the class action lawsuits.  It is reasonably possible that actual costs associated with the recalls and related litigation could differ significantly from the estimates recorded.

Note 15 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 16 – Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 17 – Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  This Statement is effective for the financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP No. FAS 157-2, as of January 1, 2008, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements.   Based upon this one year deferral in the effective date, the provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities.  The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS No. 157, are goodwill and intangible assets.

Note 18 – Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive (loss) income for the six months ended June 30, 2008 and 2007, is calculated as follows:

(in thousands)	2008	2007
Net (loss) income	$(4,412)	$10,519
Other comprehensive income – foreign currency translation adjustments	3,574	2,314
Comprehensive (loss) income	$(838)	$12,833

Note 19 – (Loss) Earnings Per Common Share

The Company computes (loss) earnings per common share in accordance with SFAS No. 128, “Earnings Per Share.”  Under the provisions of SFAS No. 128, basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The following table discloses the components of (loss) earnings per common share from continuing operations as required by SFAS No. 128:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
(Loss) income from continuing operations	$(6,413)	$2,350	$(4,412)	$10,409
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	17,260	21,225	17,586	21,170
Add effect of diluted securities – assumed exercise of stock options and vesting of restricted stock awards	---	386	---	395
Weighted average common and common equivalent shares outstanding	17,260	21,611	17,586	21,565
Basic (loss) earnings per common share from continuing operations	$(0.37)	$0.11	$(0.25)	$0.49
Diluted (loss) earnings per common share from continuing operations	$(0.37)	$0.11	$(0.25)	$0.48

Options to purchase 2,011,952 shares and 513,609 shares of common stock were outstanding during the three months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted (loss) earnings per common share because the options were anti-dilutive.  Options to purchase 2,011,952 shares and 476,544 shares of common stock were outstanding during the six months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted (loss) earnings per common share because the options were anti-dilutive.  Additionally, unvested restricted stock awards of 57,851 were not included in the computation of diluted (loss) earnings per common share for the three months and six months ended June 30, 2008.  Because actual results generated a loss from continuing operations, any potential common shares would be antidilutive, and accordingly, were excluded from the diluted (loss) earnings per common share calculation.  Since adjusting for recall-related costs results in income from continuing operations exclusive of these costs, the potential common shares discussed above would be dilutive, and accordingly, affected the diluted per share impact of the recall-related costs disclosed in Note 14 – Product Recalls.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended June 30, 2008, decreased 4.1% compared to net sales for the three months ended June 30, 2007.  Overall sales declines slowed as compared with the declines of the first quarter. Gross profit increased to 45.4% for the three months ended June 30, 2008, from 40.5% for the three months ended June 30, 2007.  Selling, general and administrative expenses, as a percentage of net sales, increased to 39.1% for the three months ended June 30, 2008, from 35.2% for the three months ended June 30, 2007.  The Company reported an operating loss of $9.9 million for the three months ended June 30, 2008, compared to operating income of $2.6 million for the three months ended June 30, 2007.  As a percentage of net sales, operating loss was 11.1% for the three months ended June 30, 2008, compared to operating income of 2.8% for the three months ended June 30, 2007.

Net sales for the six months ended June 30, 2008, decreased 11.2% compared to net sales for the six months ended June 30, 2007.  Gross profit increased to 45.5% for the six months ended June 30, 2008, from 42.9% for the six months ended June 30, 2007.  Selling, general and administrative expenses, as a percentage of net sales, increased to 39.1% for the six months ended June 30, 2008, from 34.3% for the six months ended June 30, 2007.  The Company reported an operating loss of $5.4 million for the six months ended June 30, 2008, compared to operating income of $15.1 million for the six months ended June 30, 2007.  As a percentage of net sales, operating loss was 3.0% for the six months ended June 30, 2008, compared to operating income of 7.3% for the six months ended June 30, 2007.

The Company closely monitors its product line profitability and cost controls.  During the second quarter of 2008, the Company implemented some of its expected price increases, with the remaining price increases going into effect during the third quarter of 2008.  Additionally during 2008, the Company is planning to continue to eliminate individual products with unacceptable levels of profit.  The Company expects product cost pressures to continue throughout the second half of 2008 and into 2009.

On July 7, 2008, the Company announced it reached an agreement with HIT Entertainment (the Licensor) which modifies existing license agreements and provides a release to the Company in connection with past indemnification claims related to the recall of certain products and other legal matters.  The agreement provides an extension to the license term on the Thomas & Friends Wooden Railway product line, along with an immediate reduction in licensing payments on this product line, and a shortening of the license term on the Take Along Thomas & Friends die-cast product line.  In addition, the Company made, in July 2008, a one-time cash payment to the Licensor of $15.0 million in exchange for a release from indemnification claims.  This payment has been accrued at June 30, 2008, and is included in recall-related costs on the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2008.  The Company expects the one-time payment and reduced future profits from the shortening of license term on the Take Along Thomas & Friends product line will over time be offset by the reduction in licensing payments and licensing term extension on the Thomas & Friends Wooden Railway product line.

On June 23, 2008, the Company announced that it has signed a definitive purchase agreement to acquire the Children’s Publishing Division (CPD) of privately-held Publications International, Ltd.  CPD, based in Lincolnwood, Illinois, is one of the world’s top children’s book publishers, selling more than 10 million books annually.  CPD’s products, which include electronic books, story books, Story Reader® and Poingo™, are sold at toy, mass merchandising, warehouse clubs and book retailers throughout North America, Europe, Latin America and Asia.  The acquisition, which is structured as an asset purchase, is expected to close during the third quarter of 2008, and is subject to customary closing conditions.  The purchase agreement calls for payment of $163.0 million of cash, which does not include the effect of post-closing working capital adjustments or transaction fees and expenses.

On June 13, 2007, the Company announced the voluntary recall of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line, after an internal investigation linked apparent excess levels of lead with a limited number of paint colors used at a single contract manufacturing facility which purchased paint from independent suppliers.  On September 26, 2007, the Company announced the voluntary recall of five Thomas & Friends Wooden Railway items, in addition to those items recalled in June 2007.  Additionally, on December 6, 2007, the Company announced the voluntary recalls of two styles of The First Years 3-in-1 Flush & Sounds Potty training seats due to the discovery of excess levels of lead in the surface paint on 5-inch rectangular plaques inserted into the backs of the training seats and three styles of The First Years Newborn-to-Toddler Reclining Feeding Seat due to malfunctioning restraining straps that may disengage and permit the child to slip out of the seat.  The Company recorded charges of $10.2 million, net of tax, or $0.58 per diluted share, and $4.0 million, net of tax, or $0.19 per diluted share, in the three months ended June 30, 2008 and 2007, respectively.  The Company recorded charges of $11.1 million, net of tax, or $0.63 per diluted share, and $4.0 million, net of tax, or $0.19 per diluted share, in the six months ended June 30, 2008 and 2007, respectively.  The portion of these charges included in the North America and International segments for the three months and six months ended June 30, 2008 and 2007, is outlined in the table below.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2008	2007	2008	2007
North America	$6.0	$3.1	$6.9	$3.1
International	4.2	0.9	4.2	0.9
Total recall-related costs, net of tax	$10.2	$4.0	$11.1	$4.0

The Company has $27.7 million and $14.6 million of accrued recall-related costs included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively. These costs are based on the latest estimates of retailer inventory returns, consumer product replacement costs and shipping costs as of the date of this filing, as well as additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and legal fees related to the settlement of the class action lawsuits.

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Net sales.  Net sales for the three months ended June 30, 2008, decreased $3.8 million, or 4.1%, to $89.2 million from $93.0 million for the three months ended June 30, 2007.  Net sales in our North America segment decreased 12.9%, and net sales in our international segment increased 25.3%, which includes a 7.9% benefit in changes from currency exchange rates.

Net sales for the three months ended June 30, 2008, excluding $0.2 million in net sales of discontinued product lines, were $89.0 million, a decrease of 2.1% when compared with net sales for the three months ended June 30, 2007, excluding $4.5 million in net sales of discontinued product lines and $2.4 million of recall-related returns and allowances, of $90.9 million.  The information in this paragraph constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of the Company’s results with those of its competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results. Because the sales related to discontinued product lines have decreased significantly as the Company sells off the remaining inventory and recall-related returns and allowances have decreased significantly, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2008 actual	$89.2
Deduct: discontinued product lines	0.2
As adjusted	$89.0

2007 actual	$93.0
Add: recall-related returns and allowances	2.4
Deduct: discontinued product lines	4.5
As adjusted	$90.9

Net sales decreases occurred in both our mother, infant and toddler products category and our preschool, youth and adult products category.  Net sales in our mother, infant and toddler products category decreased 5.8%, primarily driven by eliminating low margin products in our care and toy product lines offset slightly by increases in our The First Years® travel gear and feeding product lines.  Net sales in our preschool, youth and adult products category decreased 2.7%, primarily driven by declines in our Bob the Builder, Johnny Lightning® and ride-on product lines, as well as lower sales of discontinued products.  Excluding net sales related to discontinued product lines and recall-related returns and allowances, net sales in our preschool, youth and adult products category increased 1.3%.  Information in this paragraph regarding net sales in our preschool, youth and adult products category, excluding net sales related to discontinued product lines and recall-related returns and allowances, constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of the Company’s results with those of its competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results.  Because the sales related to discontinued product lines have decreased significantly as the Company sells off the remaining inventory and recall-related returns and allowances have decreased significantly, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2008	2007	Difference	% Change
Preschool, youth and adult products actual	$47.6	$48.9	$(1.3)	(2.7)%
Add: recall-related returns and allowances	---	2.4	(2.4)	---
Deduct: discontinued product lines	0.2	4.5	(4.3)	---
As adjusted	$47.4	$46.8	$0.6	1.3%

Gross profit.  Gross profit increased $2.8 million, or 7.4%, to $40.5 million for the three months ended June 30, 2008, from $37.7 million for the three months ended June 30, 2007.  As a percentage of net sales, gross profit increased to 45.4% for the three months ended June 30, 2008, from 40.5% for the three months ended June 30, 2007.  Aside from the impact of recall-related costs, this increase was primarily due to a more favorable product mix than that experienced in the prior year, as well as a positive impact from a portion of our current year price increases, which helped offset increases in our product costs.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.2 million, or 6.7%, to $34.9 million for the three months ended June 30, 2008, from $32.7 million for the three months ended June 30, 2007.  The increase in selling, general and administrative expenses for the three months ended June 30, 2008, was primarily due to higher fixed sales and marketing costs slightly offset by lower variable sales costs.  As a percentage of net sales, selling, general and administrative expenses increased to 39.1% for the three months ended June 30, 2008, from 35.2% for the three months ended June 30, 2007.

Operating (loss) income.  Operating loss for the three months ended June 30, 2008, was $9.9 million, as compared to operating income of $2.6 million for the three months ended June 30, 2007.  As a percentage of net sales, operating loss was 11.1% for the three months ended June 30, 2008, compared to operating income of  2.8% for the three months ended June 30, 2007.  Operating (loss) income for the three months ended June 30, 2008 and 2007, includes $15.7 million and $6.4 million, respectively, of recall-related costs.

Net interest expense (income).  Net interest expense of $0.7 million for the three months ended June 30, 2008, relates primarily to bank term loans and lines of credit.  Net interest income of $0.2 million for the three months ended June 30, 2007, relates primarily to earnings on cash balances.  The increase in net interest expense (income) is primarily due to higher average debt outstanding.

Income tax.  Income tax benefit for the three months ended June 30, 2008, includes benefits for federal, state and foreign income taxes at an effective rate of 35.9%.  Income tax expense for the three months ended June 30, 2007, includes provisions for federal, state and foreign income taxes at an effective rate of 36.5%.  However, the tax rate, including discrete items, for the three months ended June 30, 2008 and 2007, is 41.7% and 17.1%, respectively.  Discrete items include significant, infrequent, unusual or non-recurring items.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Net sales.  Net sales for the six months ended June 30, 2008, decreased $23.1 million, or 11.2%, to $182.5 million from $205.6 million for the six months ended June 30, 2007.  Net sales in our North America segment decreased 16.6%, and net sales in our international segment increased 8.9%, which includes a 6.6% benefit in changes from currency exchange rates.

Net sales for the six months ended June 30, 2008, excluding $1.3 million in net sales of discontinued product lines and $0.1 of recall-related returns and allowances, were $181.3 million, a decrease of 8.2% when compared with net sales for the six months ended June 30, 2007, excluding $10.4 million in net sales of discontinued product lines and $2.4 million of recall-related returns and allowances, of $197.6 million.  The information in this paragraph constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of the Company’s results with those of its competitors.

Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results. Because the sales related to discontinued product lines have decreased significantly as the Company sells off the remaining inventory and recall-related returns and allowances have decreased significantly, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2008 actual	$182.5
Add: recall-related returns and allowances	0.1
Deduct: discontinued product lines	1.3
As adjusted	$181.3

2007 actual	$205.6
Add: recall-related returns and allowances	2.4
Deduct: discontinued product lines	10.4
As adjusted	$197.6

Net sales decreases occurred in both our mother, infant and toddler products category and our preschool, youth and adult products category.  Net sales in our mother, infant and toddler products category decreased 8.1% primarily driven by declines in our toddler and infant toy products.  Net sales in our preschool, youth and adult products category decreased 14.0% primarily driven by declines in our licensed toy product lines and lower sales of discontinued products.  Excluding net sales related to discontinued product lines and recall-related returns and allowances, net sales in our preschool, youth and adult products category decreased 8.4%.  Information in this paragraph regarding net sales in our preschool, youth and adult products category, excluding net sales related to discontinued product lines and recall-related returns and allowances, constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of the Company’s results with those of its competitors.

Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results.  Because the sales related to discontinued product lines have decreased significantly as the Company sells off the remaining inventory and recall-related returns and allowances have decreased significantly, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2008	2007	Difference	% Change
Preschool, youth and adult products actual	$94.7	$110.1	$(15.4)	(14.0)%
Add: recall-related returns and allowances	0.1	2.4	(2.3)	---
Deduct: discontinued product lines	1.3	10.4	(9.1)	---
As adjusted	$93.5	$102.1	$(8.6)	(8.4)%

Gross profit.  Gross profit decreased $5.2 million, or 5.9%, to $83.0 million for the six months ended June 30, 2008, from $88.2 million for the six months ended June 30, 2007.  However, as a percentage of net sales, gross profit increased to 45.5% for the six months ended June 30, 2008, from 42.9% for the six months ended June 30, 2007.  Aside from the impact of recall-related costs, this increase was primarily due to a more favorable product mix than that experienced in the prior year and the positive impact from a portion of our price increases.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.9 million, or 1.3%, to $71.4 million for the six months ended June 30, 2008, from $70.5 million for the six months ended June 30, 2007.  The increase in selling, general and administrative expenses for the six months ended June 30, 2008, was primarily due to the higher fixed sales and marketing costs partially offset by lower variable sales costs.  As a percentage of net sales, selling, general and administrative expenses increased to 39.1% for the six months ended June 30, 2008, from 34.3% for the six months ended June 30, 2007.

Operating (loss) income.  Operating loss for the six months ended June 30, 2008, was $5.4 million, as compared to operating income for the six months ended June 30, 2007, of $15.1 million.  As a percentage of net sales, operating loss was 3.0% for the six months ended June 30, 2008, as compared to operating income of 7.3% for the six months ended June 30, 2007.  Operating (loss) income for the six months ended June 30, 2008 and 2007, includes $17.1 million and $6.4 million, respectively, of recall-related costs.

Net interest expense.  Net interest expense of $1.8 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively, relates primarily to bank term loans and lines of credit.  The increase in net interest expense is primarily due to higher average debt outstanding.

Income tax.  Income tax benefit for the six months ended June 30, 2008, includes benefits for federal, state and foreign income taxes at an effective rate of 35.9%.  Income tax expense for the six months ended June 30, 2007, includes provisions for federal, state and foreign income taxes at an effective rate of 36.5%.  However, the tax rate, including discrete items, for the six months ended June 30, 2008 and 2007, is 38.8% and 32.8%, respectively.  Discrete items include significant, infrequent, unusual or non-recurring items.  During the six months ended June 30, 2008, the Company recorded adjustments relating to the completion of 2007 statutory audits of certain foreign jurisdictions.

Related Party Transactions

The Company purchased some of its finished goods during the three months and six months ended June 30, 2008 and 2007, from one company in which a relative of a stockholder and former director of the Company has an ownership interest.  Additionally, during the three months and six months ended June 30, 2007, the Company purchased some of its finished goods from another company in which relatives of a stockholder and former director of the Company have ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $19.2 million and $38.2 million during the six months ended June 30, 2008 and 2007, respectively.  Accounts receivable decreased $35.4 million during the six months ended June 30, 2008, primarily due to lower sales volume, as well as the seasonality of the Company’s business.  This decrease in accounts receivable was somewhat offset by an increase in inventory of $19.4 million during the six months ended June 30, 2008, primarily due to the seasonality of the Company’s business.

Net cash used in investing activities was $5.0 million and $12.5 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in investing activities was primarily due to lower capital expenditures, as well as the second quarter 2007 purchase of the Compass Business.  Capital expenditures for the six months ended June 30, 2008, were $5.0 million, of which $3.2 million was for molds and tooling.

Net cash used in financing activities was $16.3 million and $19.6 million for the six months ended June 30, 2008 and 2007, respectively.  Borrowings on the Company’s revolving line of credit were $8.0 million during the six months ended June 30, 2008.  During the six months ended June 30, 2008, the Company purchased $24.7 million of its common stock, which was funded primarily with cash flows from operations.

Cash and cash equivalents increased $0.2 million during the six months ended June 30, 2008.

Upon the closing of the acquisition of The First Years Inc. on September 15, 2004, the Company entered into a new credit facility, which has subsequently been amended, to replace its previous credit facility.  The credit facility is comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provides an additional $75.0 million of capacity under the revolving line of credit, which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid, and the term loan is no longer available for borrowing.  The revolving line of credit is available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45%, plus applicable margin, through the first three years of the facility.  The remaining term loan bore and revolving line of credit bears interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin is based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varies between 0.75% and 1.625%.  At June 30, 2008, the margin in effect was 1.625% for LIBOR loans.  The Company is also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  At June 30, 2008, the commitment fee in effect was 0.35% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts.  The key financial covenants include minimum EBITDA and interest coverage and leverage ratios.  The credit facility is secured by working capital assets and certain intangible assets.  On June 30, 2008, the Company had $103.0 million outstanding on the revolving line of credit and was in compliance with all covenants. At June 30, 2008, the Company had $71.9 million available on its revolving line of credit.

During the first quarter of 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Write-offs of deferred financing fees are included in interest expense (income), net in the accompanying condensed consolidated statements of operations.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company are held as treasury shares.  During the six months ended June 30, 2008, the Company repurchased 1.2 million shares for $24.7 million under this program.  Through June 30, 2008, the Company had repurchased an aggregate of 4.1 million shares for $112.6 million under the $150.0 million stock repurchase authorization.  These repurchases were funded with borrowings on the Company’s revolving line of credit and with cash flow from operations.

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

The Company believes that its cash flows from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2008.  The Company’s existing credit facility matures September 14, 2008, and the Company currently anticipates that it will refinance its credit facility during the third quarter of 2008 to fund the pending CPD acquisition and future working capital needs.  There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

Product recalls.  The Company establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimatable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs and shipping costs are considered when establishing a product recall reserve.  The Company also considered additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and legal fees related to the settlement of the class action lawsuits.  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

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

Accrued royalties.  Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period, as well as management estimates for additional royalty exposures.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalties may be paid to various licensors on a single product.  Royalty expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Stock-based compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”  The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006.  (Loss) income from continuing operations before income taxes for the three months and six months ended June 30, 2008 and 2007, includes total expense recognized for all of the Company’s stock-based payment plans.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This Statement will replace SFAS No. 141, “Business Combinations.”  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company plans to adopt this Statement on January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  This Statement is effective for the financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  In accordance with FSP FAS No. 157-2, the Company has only adopted the provisions for SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008.  Based upon this one year deferral, the provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS No. 157, are goodwill and intangible assets.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would” or the negative of those terms or other words of similar meaning.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  The Company’s actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the risk that the charges and expenses the Company expects relating to its recalls may increase based on the amount of inventory of affected products at retailers, the amount of affected products that may be returned by consumers and the cost of providing replacement products to consumers and retailers;the effect of the recalls on the Company’s relationship with the licensors and the resolution of any claims or determinations made by such licensors including renewal and retention of licenses; the outcome of the class action lawsuits that have been filed against the Company related to the recalls and the possibility of potential new claims or litigation; risks relating to the completion, timing and terms of a new credit facility to finance the CPD acquisition and the Company’s future capital needs to replace the Company’s existing credit facility which matures on September 14, 2008;  the effect of the modified license terms with the Licensor, including whether the reduction in licensing payments and the licensing term extension on the Thomas & Friends Wooden Railway product line will be sufficient to offset the one-time $15.0 million payment to the Licensor and the reduced future profits from shortening the license term on the Take Along Thomas & Friends die-cast product line;  the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company’s warehouse and/or customers’ warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations, particularly in the Chinese Renminbi or the Hong Kong dollar, could increase the Company’s expenses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company’s products may increase significantly; the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Bob theBuilder, Winnie the Pooh, John Deere, Nickelodeon and Sesame Street, vehicle manufacturers, agricultural equipment manufacturers and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company’s products; and general economic conditions in the Company’s markets.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended December 31, 2007.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facilities and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at June 30, 2008, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $0.1 million per month and a five percentage point increase would increase future interest expense by $0.4 million per month.  The Company determined these amounts based on $103.0 million of variable rate borrowings at June 30, 2008, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 24.8% of net sales for the six months ended June 30, 2008, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the six months ended June 30, 2008, would have changed the total dollar amount of our gross profit by 11.9%.  As expenses for the Company’s Chinese manufacturers are primarily denominated in Chinese Renminbi, a material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company’s expenses, and therefore, could adversely affect the Company’s profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar, the Euro or the Canadian dollar for the six months ended June 30, 2008, individually would not have had a significant impact on the Company’s earnings.  The Company is also subject to exchange rate risk relating to transfers of funds denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States.  Historically, the Company has not used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.     Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer (who currently functions as both the Principal Executive Officer and the Principal Financial Officer of the Company), as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of June 30, 2008, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Following the announcement of the June 2007 recall, a total of 23 putative class action lawsuits were filed against the Company in various federal and state courts with respect to the products subject to the June 2007 and September 2007 recalls.  These lawsuits make various claims and seek (i) medical monitoring as a result of alleged exposure to lead in the products subject to the recalls, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under claims of product liability, breach of warranty, negligence, unfair and deceptive trade practices under state law and violation of the federal Consumer Product Safety Act.  On December 19, 2007, the various federal class action lawsuits were consolidated in the U.S. District Court for the Northern District of Illinois.

On January 22, 2008, the Company announced that it had reached a settlement in Barrett v. RC2 Corporation filed in the Circuit Court of Cook County, Illinois, with the plaintiffs in the various class action lawsuits against the Company in state courts which arise from or relate to the Company’s recall of certain Thomas & Friends Wooden Railway products.  The Circuit Court of Cook County, Illinois, granted preliminary approval of the terms of the proposed settlement.  The class in the Barrett case is basically defined as all persons in the United States who do not opt out of the class and who purchased or owned other than for resale the Company’s Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  The settlement agreement provides class members with several relief options, including cash refunds, replacement products and coupons.  Under the settlement agreement, the Company also agreed to pay attorneys’ fees and costs to plaintiffs’ counsel totaling $2.9 million, subject to court approval.  The settlement agreement also provides that the Company will take certain quality control measures.

After the settlement agreement in the Barrett case was announced, plaintiffs’ counsel in the pending federal court class actions attempted to stop the Company from proceeding with the settlement in Barrett, and on January 28, 2008, filed a motion for a preliminary injunction in the U.S. District Court for the Northern District of Illinois seeking to enjoin the Company from proceeding with the settlement in the Barrett case.  On February 20, 2008, the U.S. District Court for the Northern District of Illinois denied the motion for a preliminary injunction filed by plaintiffs in the federal cases and granted the Company’s motion to stay the federal court actions pending the state court’s final decision in the Barrett case of whether to approve the proposed settlement in that case.  Certain plaintiffs in the federal court action also filed a motion to intervene in the state court proceeding, but, on February 25, 2008, they withdrew this motion.  The state court had stayed the issuance of notice of the proposed settlement to the class in Barrett pending a decision on the federal plaintiffs’ motion to intervene.

After the federal court plaintiffs’ motion for a preliminary injunction to stop the Barrett settlement was denied, the Company then entered into further settlement negotiations with the plaintiffs in the 18 class actions filed in federal court and the plaintiffs in the 5 class actions filed in state courts to reach a global settlement in the Barrett case.  The Company, plaintiffs in the 5 state court class actions and plaintiffs in the 18 federal court class actions entered into an amended settlement agreement in the Barrett case which included the plaintiffs in all 23 class actions filed against the Company.  The amended settlement agreement incorporated the relief provided to the class in the original settlement agreement.  In addition, the Company agreed to (i) pay an additional $0.1 million in attorney’s fees (for a total of $3.0 million) to plaintiffs’ counsel, (ii) provide the class with additional relief in the form of limited reimbursement for blood testing for lead during specified limited time periods with caps on the amount of individual claims and a total cap of $0.5 million on all claims, and (iii) specify and further define actions it would take to increase quality control measures it had agreed to in the initial settlement agreement.

The amended settlement agreement was preliminarily approved by the Circuit Court of Cook County, on May 5, 2008.  Notice was then issued to the class.  The amended settlement agreement received final approval from the Circuit Court of Cook County on August 6, 2008.  Less than 50 persons opted out of the class.  The amended settlement agreement resolves all claims of the class, other than for individual claims for personal injuries or for persons opting out of the class, with respect to the June 2007 and September 2007 recalls of certain Thomas &Friends Wooden Railway toys.  The claim period runs until October 6, 2008.

During the second quarter of 2008, the Company received an inquiry from the Consumer Product Safety Commission (CPSC) for information regarding the recalls of certain Thomas & Friends Wooden Railway toys in June 2007 and September 2007 for the purpose of assessing whether the CPSC may impose a fine on the Company.  The Company is in the process of responding to this inquiry, and at this time, the Company is unable to predict the amount of any fine that may be imposed by the CPSC.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (000s)
January 1, 2007 – March 31, 2008	3,865,576	$27.89	3,865,576	$42,194

April 1, 2008 – April 30, 2008	266,675	17.96	266,675	37,403
May 1, 2008 – May 31, 2008	---	---	---	37,403
June 1, 2008 – June 30, 2008	---	---	---	37,403
Total quarter ended June 30, 2008	266,675	17.96	266,675	37,403

Total	4,132,251	$27.25	4,132,251	$37,403

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  During the six months ended June 30, 2008, the Company repurchased 1.2 million shares for $24.7 million under this program.  Through June 30, 2008, the Company had repurchased an aggregate of 4.1 million shares for $112.6 million under the $150.0 million stock repurchase authorization.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 8, 2008.  The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, were as follows:

Proposal I (Election of Directors)

	FOR	WITHHELD
Robert E. Dods	15,935,742	923,664
John S. Bakalar	16,738,284	121,122
John J. Vosicky	16,712,525	146,881
Curtis W. Stoelting	16,737,869	121,537
Paul E. Purcell	16,754,659	104,747
Daniel M. Wright	16,076,974	782,432
Thomas M. Collinger	16,761,403	98,003
Michael J. Merriman, Jr.	16,712,433	146,973
Linda A. Huett	16,712,067	147,339
Peter J. Henseler	16,738,594	120,812

Proposal II (Approval of Amendment to the RC2 Corporation 2005 Stock Incentive Plan)

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
10,008,795	5,728,439	13,436	1,108,736

Proposal III (Approval of the RC2 Corporation 2008 Incentive Bonus Plan)

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
15,451,314	284,915	14,441	1,108,736

Item 5.    Other Information

 Not applicable.

Item 6.    Exhibits

2.1
Asset Purchase Agreement dated as of June 20, 2008 among Learning Curve Brands, Inc., RC2 Australia Pty. Ltd., Racing Champions International Limited, Learning Curve Mexico S. de R.L. de C.V., RC2 Limited, RC2 (Asia) Limited, Publications International, Ltd., PIL, L.L.C., JRS Distribution Co., Publications International Limited Partnership, Publications International, Ltd. L.P. and Publications International, Ltd. S de R.L. de C.V. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on June 26, 2008).

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

10.1
RC2 Corporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 12, 2008).

10.2
RC2 Corporation 2008 Incentive Bonus Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 12, 2008).

10.3
Ninth Amendment to Amended and Restated Credit Agreement, dated as of August 8, 2008, effective as of June 30, 2008, among the Company, certain of its subsidiaries, Harris, N.A., as lender and agent, and the other lenders named therein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

Dated this 8th day of August 2008.

RC2 CORPORATION

By /s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)