Form 10-Q
period 2008-09-30
RC2 CORP
filed 2008-11-04
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number:	0-22635
RC2 Corporation
(Exact name of Registrant as specified in its charter)
Delaware	36-4088307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

On October 28, 2008, there were outstanding 17,245,074 shares of the Registrant’s $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$61,958	$57,809
Accounts receivable, net	101,900	110,317
Inventory	92,808	77,034
Other current assets	15,558	19,207
Total current assets	272,224	264,367
Property and equipment, net	34,438	37,293
Goodwill	246,454	247,814
Intangibles, net	95,542	96,675
Other non-current assets	3,165	4,096
Total assets	$651,823	$650,245

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$78,000	$99,076
Line of credit	44,350	95,000
Other current liabilities	2,765	3,163
Total current liabilities	125,115	197,239
Line of credit	93,750	---
Other non-current liabilities	56,109	55,628
Total liabilities	274,974	252,867
Stockholders’ equity	376,849	397,378
Total liabilities and stockholders’ equity	$651,823	$650,245

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net sales, including recall-related items of $(406) and $1,683 for the three months ended September 30, 2008 and 2007, respectively, and $(341) and $4,110 for the nine months ended September 30, 2008 and 2007, respectively	$132,856	$144,843	$315,339	$350,426
Cost of sales	72,114	78,552	171,162	194,227
Recall-related items	(1,357)	2,408	(936)	4,111
Gross profit	62,099	63,883	145,113	152,088
Selling, general and administrative expenses	41,026	42,680	112,388	113,170
Recall-related items	(1,464)	5,270	15,185	7,503
Terminated acquisition costs	1,416	---	1,416	---
Amortization of intangible assets	219	208	670	634
Operating income	20,902	15,725	15,454	30,781
Interest expense, net	1,238	355	3,053	507
Write-off of investment	2,057	---	2,057	---
Other expense (income)	229	(411)	171	(987)
Income from continuing operations before income taxes	17,378	15,781	10,173	31,261
Income tax expense	6,269	5,012	3,476	10,083
Income from continuing operations	11,109	10,769	6,697	21,178
Income from discontinued operations, net of tax	---	---	---	110
Net income	$11,109	$10,769	$6,697	$21,288
Basic earnings per common share:
Income from continuing operations	$0.65	$0.52	$0.38	$1.01
Income from discontinued operations	---	---	---	0.01
Net income	$0.65	$0.52	$0.38	$1.02
Diluted earnings per common share:
Income from continuing operations	$0.64	$0.52	$0.38	$0.99
Income from discontinued operations	---	---	---	0.01
Net income	$0.64	$0.52	$0.38	$1.00
Weighted average shares outstanding:
Basic	17,210	20,523	17,460	20,952
Diluted	17,463	20,850	17,715	21,336

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$6,697	$21,288
Income from discontinued operations, net of tax	---	(110)
Depreciation and amortization	10,114	11,191
Amortization and write-off of deferred financing costs	463	470
Write-off of investment	2,057	---
Stock-based compensation	4,034	3,544
Excess tax benefit on stock option exercises	87	(1,023)
Loss (gain) on disposition of assets	13	(21)
Changes in operating assets and liabilities	(29,834)	2,506
Net cash (used in) provided by continuing operations	(6,369)	37,845
Net cash provided by discontinued operations	---	110
Net cash (used in) provided by operating activities	(6,369)	37,955
Cash flows from investing activities
Purchase of property and equipment	(6,747)	(8,134)
Proceeds from disposition of property and equipment	8	13
Purchase price of acquisitions, net of cash acquired	13	(6,772)
Proceeds from sale of discontinued operations	---	110
(Increase) decrease in other non-current assets	(116)	69
Net cash used in continuing operations	(6,842)	(14,714)
Net cash used in discontinued operations	---	---
Net cash used in investing activities	(6,842)	(14,714)
Cash flows from financing activities
Borrowings on line of credit	43,100	80,000
Payments on bank term loans	---	(22,438)
Issuance of stock upon option exercises	956	1,975
Excess tax benefit on stock option exercises	(87)	1,023
Issuance of stock under ESPP	128	134
Purchase of treasury stock	(24,660)	(68,131)
Financing fees paid	(219)	---
Net cash provided by (used in) continuing operations	19,218	(7,437)
Net cash used in discontinued operations	---	---
Net cash provided by (used in) financing activities	19,218	(7,437)

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the nine months ended September 30,
	2008	2007
Effect of exchange rate changes on cash	(1,858)	2,013
Net increase in cash and cash equivalents	4,149	17,817
Cash and cash equivalents, beginning of year	57,809	25,365
Cash and cash equivalents, end of period	$61,958	$43,182

Supplemental information:
Cash flows during the period for:
Interest paid	$3,787	$492
Income taxes paid	5,837	11,064
Income tax refunds received	$4,168	$839

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management, and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008, the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and cash flows for the nine-month periods ended September 30, 2008 and 2007.

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

Note 2 – Business Combinations

Mother’s Intuition Inc.

On November 30, 2007, the Company acquired substantially all of the assets of Mother’s Intuition Inc. (MI), a privately-held, start-up developer and marketer of women’s prenatal bodycare products based in Mission Viejo, California.  Closing consideration consisted of $2.2 million of cash, excluding transaction expenses.  An additional $1.5 million in purchase price has been deferred and will be paid in three equal installments of $0.5 million each on December 31, 2008, 2009 and 2010.  This deferred purchase price is included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets at September 30, 2008 and December 31, 2007.  Additional cash consideration of $10.5 million may be earned in the transaction by MI based on achieving certain financial targets in each of the three years beginning in 2008 through 2010.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of MI have been included in the accompanying condensed consolidated statements of earnings since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $3.5 million and $3.4 million at September 30, 2008 and December 31, 2007, respectively, has been recorded as goodwill in the accompanying condensed consolidated balance sheets.

The purchase price was allocated to the net assets of MI based on their estimated fair values on November 30, 2007, as follows:

(in thousands)
Total purchase price, including expenses, net of cash acquired		$3,748
Less:
Current assets	$168
Intangible assets	180
Liabilities	(76)	(272)
Excess purchase price over net assets acquired		$3,476

The unaudited pro forma condensed consolidated results of operations of MI are not presented due to the immateriality of its results of operations.

Angels Landing, Inc.

On May 24, 2007, the Company acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kettering, Ohio.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses, and includes $0.3 million which may be earned in the transaction by Angels Landing if gross sales relating to the Compass Business in 2008 exceed a certain target.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in the accompanying condensed consolidated statements of earnings since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $4.2 million has been recorded as goodwill in the accompanying condensed consolidated balance sheets at September 30, 2008 and December 31, 2007.

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

Children’s Publishing Division of Publications International, Ltd.

On June 23, 2008, the Company announced it signed a definitive purchase agreement to acquire the Children’s Publishing Division (CPD) of privately-held Publications International, Ltd.  However, on September 30, 2008, the Company announced that due to adverse capital markets, it terminated the purchase agreement.  Costs of $1.4 million, incurred by the Company related to the CPD transaction, are included in terminated acquisition costs on the accompanying condensed consolidated statements of earnings for the three months and nine months ended September 30, 2008.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months and nine months ended September 30, 2008 and 2007, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net sales:
North America	$98,998	$114,495	$234,264	$276,645
International	34,106	30,570	81,761	74,339
Sales and transfers between segments	(248)	(222)	(686)	(558)
Combined total	$132,856	$144,843	$315,339	$350,426

Operating income:
North America	$14,441	$11,165	$6,781	$20,635
International	6,409	4,789	8,624	10,364
Sales and transfers between segments	52	(229)	49	(218)
Combined total	$20,902	$15,725	$15,454	$30,781

(in thousands)	September 30, 2008	December 31, 2007
Total assets:
North America	$508,265	$513,289
International	143,558	136,956
Combined total	$651,823	$650,245

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel.  During the first quarter of 2008, the Company reclassified its product categories and distribution channels to be more closely aligned with its strategic direction and organization structure.  The presentation is consistent with how the Company views its business.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The following table presents consolidated net sales by product category and by distribution channel for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Mother, infant and toddler products	$47,004	$47,509	$134,770	$142,989
Preschool, youth and adult products	85,852	97,334	180,569	207,437
Net sales	$132,856	$144,843	$315,339	$350,426

Chain retailers	$90,580	$97,972	$220,552	$241,135
Specialty retailers, wholesalers, OEM dealers and other	42,276	46,871	94,787	109,291
Net sales	$132,856	$144,843	$315,339	$350,426

Note 4 – Goodwill and Intangible Assets

The change in carrying value of goodwill by reporting unit for the nine months ended September 30, 2008, is shown below:

(in thousands)	North America	International	Total
Balance at January 1, 2008	$232,194	$15,620	$247,814
Compass Business fair value allocation	(51)	---	(51)
MI fair value allocation	28	---	28
Other adjustments	---	(1,337)	(1,337)
Balance at September 30, 2008	$232,171	$14,283	$246,454

Other adjustments made during the nine months ended September 30, 2008, primarily relate to currency exchange rate changes.

The components of intangible assets, net are as follows:

(in thousands)	September 30, 2008	December 31, 2007
Gross amount of amortizable intangible assets:
Customer relationships	$8,582	$8,582
Other	4,321	4,321
	12,903	12,903
Accumulated amortization of amortizable intangible assets:
Customer relationships	881	706
Other	3,310	2,815
	4,191	3,521
Intangible assets not subject to amortization:
Licenses and trademarks	86,830	87,293
Total intangible assets, net	$95,542	$96,675

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

The uncertain tax positions as of September 30, 2008 and December 31, 2007 totaled $3.8 million and $4.2 million, respectively.  At September 30, 2008 and December 31, 2007, approximately $2.7 million and $3.0 million, respectively, of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2004.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2004.  U.S. federal income tax returns for 2005 through 2007 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.6 million, primarily due to the settlement of various state and international income tax audits and court cases and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the nine months ended September 30, 2008, the Company recorded adjustments to interest of $0.1 million and an immaterial amount to potential penalties, related to these unrecognized tax benefits.  In total, as of September 30, 2008 and December 31, 2007, the Company has recorded a liability for interest of $2.1 million and $2.0 million, respectively, and $0.4 million and $0.4 million, respectively, for potential penalties.

Note 6 – Debt

In 2004, the Company entered into a credit facility, as amended, comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provided for an additional $75.0 million of capacity under the revolving line of credit, which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid and was no longer available for borrowing.  The revolving line of credit was to be available until its maturity on September 14, 2008.  However, on September 12, 2008, the Company entered into an amendment which extended the maturity date of the credit facility to November 14, 2008, and provided that during the period after the original maturity date of September 14, 2008, until the extended maturity date of November 14, 2008, the Company may use any further proceeds of the revolving line of credit solely for general working capital purposes in the ordinary course of business.  The amendment also increased the applicable margin and the commitment fee on the revolving line of credit. On November 3, 2008, this credit facility was replaced with a new senior credit facility (see Note 20 – Subsequent Event).

A portion of the term loan had an interest rate of 3.45%, plus applicable margin, through the first three years of the facility.  The remaining term loan and revolving line of credit bore interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin was based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varied between 2.00% and 3.50%.  At September 30, 2008, the margin in effect was 2.00% for LIBOR loans.  The Company was also required to pay a commitment fee of 0.40% to 0.50% per annum on the average daily unused portion of the revolving line of credit.  At September 30, 2008, the commitment fee in effect was 0.40% per annum.  The credit facility was secured by working capital assets and certain intangible assets.  On September 30, 2008, the Company had $138.1 million outstanding on the revolving line of credit.

In conjunction with the amendment to extend the maturity date of its credit facility to November 14, 2008, the Company paid a fee of $0.2 million.  At October 14, 2008, the Company was required to pay an additional extension fee of $0.2 million.  These fees are being amortized over the extension period.

During the first quarter of 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Amortization and write-offs of deferred financing fees are included in interest expense, net in the accompanying condensed consolidated statements of earnings.

Note 7 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease arrangements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties.  These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  The Company has license agreements with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 400 license agreements with terms generally of two to three years.  Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the nine months ended September 30, 2008 and 2007.

Note 8 – Legal Proceedings

See Note 14 – Product Recalls for a description of certain putative class action lawsuits against the Company with respect to the products subject to the 2007 recalls.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or results of operations.

Note 9 – Common Stock

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at September 30, 2008	Shares Outstanding at December 31, 2007
Voting common stock	28,000	$0.01	17,242	18,320

At December 31, 2007, the Company held 4.8 million shares of its common stock in treasury.  During the nine months ended September 30, 2008 and 2007, the Company sold a total of 6,681 shares and 3,921 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.1 million and $0.1 million, respectively.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company are held as treasury shares.  During the nine months ended September 30, 2008, the Company repurchased 1.2 million shares for $24.7 million under this program.  Through September 30, 2008, the Company had repurchased an aggregate of 4.1 million shares for $112.6 million under the $150.0 million stock repurchase authorization.  These repurchases were funded with borrowings on the Company’s revolving line of credit and with cash flow from operations.

Note 10 – Stock-Based Payment Arrangements

At September 30, 2008, the Company has three stock incentive plans, two of which are dormant, and an ESPP.  Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months and nine months ended September 30, 2008 and 2007, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Total expense recognized for stock-based payment plans	$1,361	$1,195	$4,034	$3,544
Amount of related income tax benefit recognized in determining net income	$513	$443	$1,521	$1,315

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and nine months ended September 30, 2008 and 2007.

Restricted stock awards or options to purchase stock may be granted under the current stock incentive plan.  A summary of stock option activity for the Company’s stock incentive plans for the nine months ended September 30, 2008, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	1,491,390	$24.27
Changes during the period:
Granted	579,500	20.17
Exercised	82,118	11.64
Forfeited	18,800	31.53
Expired	12,030	33.53
Outstanding, end of period	1,957,942	$23.46	6.8	$5,579
Exercisable at end of period	912,125	$19.40	4.8	$5,544

The total fair value of options vested during the nine months ended September 30, 2008, was $4.2 million.  As of September 30, 2008, there was $12.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options.  That cost is expected to be recognized over a weighted average period of 3.3 years.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period which is generally over two to three years.  A summary of restricted stock awards for the Company’s stock incentive plans for the nine months ended September 30, 2008, is as follows:

	Number of Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards, beginning of year	35,642	$38.05
Changes during the period:
Granted	34,496	17.39
Vested	9,939	41.75
Forfeited	2,348	42.61
Unvested restricted stock awards, end of period	57,851	$23.52	2.0

As of September 30, 2008, there was $1.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 11 – Related Party Transactions

The Company purchased some of its finished goods during the three months and nine months ended September 30, 2008 and 2007, from a company in which a relative of a Company stockholder and former director of the Company has an ownership interest.  During the three months and nine months ended September 30, 2007, the Company also purchased some of its finished goods from another company in which relatives of a Company stockholder and former director of the Company have ownership interests.

Note 12 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined retirement benefits based on employees’ years of service.

The components of net periodic benefit cost for the three months and nine months ended September 30, 2008 and 2007, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Service cost	$26	$26	$76	$80
Interest cost	213	205	640	615
Expected return on plan assets	(277)	(253)	(832)	(759)
Amortization of prior service costs	4	4	14	14
Amortization of net loss	47	96	142	288
Net periodic benefit cost	$13	$78	$40	$238

The Company did not make any contributions to the Plan during the nine months ended September 30, 2008, and currently does not expect to make any additional contributions during the remainder of the fiscal 2008 year.

Note 13 – Discontinued Operations

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line.  The sale of the Company’s trading card business and sports collectibles product line is consistent with the Company’s strategic focus to achieve sustainable organic growth and to concentrate its efforts on its higher growth infant, toddler and preschool products.  The transaction was effective November 1, 2006.  The sold business was primarily reported under the North America segment.  A gain on the sale of $0.1 million, net of income tax, was recognized on this transaction during the second quarter of 2007.  The gain is presented in income from discontinued operations, net of tax, on the accompanying condensed consolidated statement of earnings for the nine months ended September 30, 2007.  This gain represents the final escrow payout which was received during the second quarter of 2007.

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

On January 22, 2008, the Company announced that it had reached a settlement in Barrett v. RC2 Corporation filed in the Circuit Court of Cook County, Illinois, with the plaintiffs in the various class action lawsuits against the Company in state courts which arise from or relate to the Company’s recall of certain Thomas & Friends Wooden Railway products.  The Circuit Court of Cook County, Illinois, granted preliminary approval of the terms of the proposed settlement.  The class in the Barrett case is basically defined as all persons in the United States who do not opt out of the class and who purchased or owned other than for resale the Company’s Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  The settlement agreement provides class members with several relief options, including cash refunds, replacement products and coupons.  Under the settlement agreement, the Company also agreed to pay attorney’s fees and costs to plaintiff’s counsel totaling $2.9 million, subject to court approval.  The settlement agreement also provides that the Company will take certain quality control measures.

After the settlement agreement in the Barrett case was announced, plaintiff’s counsel in the pending federal court class actions attempted to stop the Company from proceeding with the settlement in Barrett, and on January 28, 2008, filed a motion for a preliminary injunction in the U.S. District Court for the Northern District of Illinois seeking to enjoin the Company from proceeding with the settlement in the Barrett case.  On February 20, 2008, the U.S. District Court for the Northern District of Illinois denied the motion for a preliminary injunction filed by plaintiffs in the federal cases and granted the Company’s motion to stay the federal court actions pending the state court’s final decision in the Barrett case of whether to approve the proposed settlement in that case.  Certain plaintiffs in the federal court action also filed a motion to intervene in the state court proceeding, but, on February 25, 2008, they withdrew this motion.  The state court had stayed the issuance of notice of the proposed settlement to the class in Barrett pending a decision on the federal plaintiffs’ motion to intervene.

After the federal court plaintiff’s motion for a preliminary injunction to stop the Barrett settlement was denied, the Company then entered into further settlement negotiations with the plaintiffs in the 18 class actions filed in federal court and the plaintiffs in the 5 class actions filed in state courts to reach a global settlement in the Barrett case.  The Company, plaintiffs in the 5 state court class actions and plaintiffs in the 18 federal court class actions entered into an amended settlement agreement in the Barrett case which included the plaintiffs in all 23 class actions filed against the Company.  The amended settlement agreement incorporated the relief provided to the class in the original settlement agreement.  In addition, the Company agreed to (i) pay an additional $0.1 million in attorney’s fees (for a total of $3.0 million) to plaintiff’s counsel, (ii) provide the class with additional relief in the form of limited reimbursement for blood testing for lead during specified limited time periods with caps on the amount of individual claims and a total cap of $0.5 million on all claims, and (iii) specify and further define actions it would take to increase quality control measures it had agreed to in the initial settlement agreement.  The Company paid the attorney’s fees of $3.0 million during the third quarter of 2008.

The amended settlement agreement was preliminary approved by the Circuit Court of Cook County on May 5, 2008.  Notice was then issued to the class.  The amended settlement agreement received final approval from the Circuit Court of Cook County on August 6, 2008.  Less than 50 persons opted out of the class.  The amended settlement agreement resolves all claims of the class, other than for individual claims for personal injuries or for persons opting out of the class, with respect to the June 2007 and September 2007 recalls of certain Thomas &Friends Wooden Railway toys.  The claim period ran until October 6, 2008.

With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits relating to the June 2007 and September 2007 recalls have been resolved.  The Company may be subject to individual claims for personal injuries or other claims or government inquiries (including the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

During the second quarter of 2008, the Company received an inquiry from the CPSC for information regarding the recalls of certain Thomas & Friends Wooden Railway toys in June 2007 and September 2007 for the purpose of assessing whether the CPSC may impose a fine on the Company.  The Company is in the process of responding to this inquiry, and at this time, the CPSC has not yet imposed a fine upon the Company.

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

The agreement provides an extension to the license term on the Thomas & Friends Wooden Railway product line, along with an immediate reduction in licensing payments on this product line, and a shortening of the license term on the Take Along Thomas & Friends die-cast product line.  In addition, the Company made a one-time cash payment to the Licensor of $15.0 million in exchange for a release from indemnification claims.  This cash payment was accrued for during the second quarter of 2008, and payment was made in July 2008.  This payment is included in recall-related items on the accompanying condensed consolidated statement of earnings for the nine months ended September 30, 2008.

The Company recorded a benefit of $1.9 million, net of tax, or $0.11 per diluted share, for the three months ended September 30, 2008, related to the 2007 recalls.  The benefit recorded during the three months ended September 30, 2008, includes a recovery of costs and reductions to prior estimates.  The Company recorded charges of $5.9 million, net of tax, or $0.28 per diluted share, in the three months ended September 30, 2007, related to the 2007 recalls.    The Company recorded charges of $9.3 million, net of tax, or $0.52 per diluted share, and $10.0 million, net of tax, or $0.47 per diluted share, in the nine months ended September 30, 2008 and 2007, respectively, related to the 2007 recalls.  The Company has $6.5 million and $14.6 million of accrued recall-related items included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively. These items are based on the latest estimates of retailer inventory returns, consumer product replacement costs, shipping costs and fines and penalties as of the date of this filing, as well as additional replacement costs or refunds, donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits.  It is reasonably possible that actual costs associated with the recalls and related litigation could differ significantly from the estimates recorded.

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

Note 18 – Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive (loss) income for the nine months ended September 30, 2008 and 2007, is calculated as follows:

(in thousands)	2008	2007
Net income	$6,697	$21,288
Other comprehensive (loss) income – foreign currency translation adjustments	(7,789)	4,972
Comprehensive (loss) income	$(1,092)	$26,260

Note 19 –Earnings Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Income from continuing operations	$11,109	$10,769	$6,697	$21,178
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	17,210	20,523	17,460	20,952
Add effect of diluted securities – assumed exercise of stock options and vesting of restricted stock awards	253	327	255	384
Weighted average common and common equivalent shares outstanding	17,463	20,850	17,715	21,336

Basic earnings per common share from continuing operations	$0.65	$0.52	$0.38	$1.01
Diluted earnings per common share from continuing operations	$0.64	$0.52	$0.38	$0.99

Options to purchase 1,500,863 shares and 773,921 shares of common stock were outstanding during the three months ended September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per common share because the options were anti-dilutive.  Options to purchase 1,381,104 shares and 507,201 shares of common stock were outstanding during the nine months ended September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per common share because the options were anti-dilutive.

Note 20 – Subsequent Event

On November 3, 2008 (the Close Date), RC2 entered into a new $145.0 million senior credit facility to replace its previous facility.  The credit facility is comprised of a $75.0 million term loan and a $70.0 million revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% to 3.25% on LIBOR borrowings and 1.25% to 2.25% on base rate borrowings.  At the Close Date, the applicable margin in effect was 3.00% for LIBOR borrowings and 2.00% for base rate borrowings.  Principal payments on the term loan commence on March 31, 2009, at a rate of $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  The Company is also required to pay a commitment fee which varies between 0.45% to 0.50% per annum on the average daily unused portion of the revolving line of credit.  At the Close Date, the commitment fee in effect was 0.50% per annum.

Under the terms of the credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit to $30.0 million for a period of 60 consecutive days during the first four calendar months of 2009.  The clean down provision limits decrease to $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The key financial covenants include a maximum leverage ratio of 2.5x and a fixed charge ratio (as defined in the agreement).  At the Close Date, the Company had $75.0 million outstanding under its new term loan and $55.0 million outstanding under its new revolving line of credit.  The Company classified $44.4 million of its outstanding line of credit as short-term at September 30, 2008, based upon the payments required under the new credit facility.

The Company incurred approximately $2.3 million of financing fees in conjunction with the execution of the credit agreement.  These financing fees will be capitalized and amortized over the term of the credit agreement.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended September 30, 2008, decreased 8.2% compared to net sales for the three months ended September 30, 2007.  Net sales for the three months ended September 30, 2008, were impacted by conservative ordering by many retailers in the North America segment.  Gross profit increased to 46.7% for the three months ended September 30, 2008, from 44.1% for the three months ended September 30, 2007.  Selling, general and administrative expenses, as a percentage of net sales, increased to 30.9% for the three months ended September 30, 2008, from 29.5% for the three months ended September 30, 2007.  Operating income increased to $20.9 million for the three months ended September 30, 2008, from $15.7 million for the three months ended September 30, 2007.  As a percentage of net sales, operating income increased to 15.7% for the three months ended September 30, 2008, from 10.8% for the three months ended September 30, 2007.

Net sales for the nine months ended September 30, 2008, decreased 10.0% compared to net sales for the nine months ended September 30, 2007.  Gross profit increased to 46.0% for the nine months ended September 30, 2008, from 43.4% for the nine months ended September 30, 2007.  Selling, general and administrative expenses, as a percentage of net sales, increased to 35.6% for the nine months ended September 30, 2008, from 32.3% for the nine months ended September 30, 2007.  Operating income decreased to $15.5 million for the nine months ended September 30, 2008, from $30.8 million for the nine months ended September 30, 2007.  As a percentage of net sales, operating income decreased to 4.9% for the nine months ended September 30, 2008, from 8.8% for the nine months ended September 30, 2007.

The Company closely monitors its product line profitability and cost controls.  During the second and third quarters of 2008, the Company implemented its expected prices increases.  During 2008, the Company continued to eliminate individual products with unacceptable levels of profit.  The Company expects product cost pressures to continue throughout the remainder of 2008 and into 2009.

On July 7, 2008, the Company announced it reached an agreement with HIT Entertainment (the Licensor) which modifies existing license agreements and provides a release to the Company in connection with past indemnification claims related to the recall of certain products and other legal matters.  The agreement provides an extension to the license term on the Thomas & Friends Wooden Railway product line, along with an immediate reduction in licensing payments on this product line, and a shortening of the license term on the Take Along Thomas & Friends die-cast product line.  In addition, the Company made a one-time cash payment to the Licensor of $15.0 million in exchange for a release from indemnification claims.  This payment was accrued for during the second quarter of 2008, and payment was made in July 2008.  This payment is included in recall-related items on the accompanying condensed consolidated statement of earnings for the nine months ended September 30, 2008.  The Company expects the one-time payment and reduced future profits from the shortening of license term on the Take Along Thomas & Friends product line will over time be offset by the reduction in licensing payments and licensing term extension on the Thomas & Friends Wooden Railway product line.

On June 23, 2008, the Company announced it signed a definitive purchase agreement to acquire the Children’s Publishing Division (CPD) of privately-held Publications International, Ltd.  However, on September 30, 2008, the Company announced that due to adverse capital markets, it terminated the purchase agreement.  Costs of $1.4 million, incurred by the Company related to the CPD transaction, are included in terminated acquisition costs on the accompanying condensed consolidated statements of earnings for the three months and nine months ended September 30, 2008.

On June 13, 2007, the Company announced the voluntary recall of 26 individual wooden railway vehicles and set components from the Thomas & Friends Wooden Railway product line, after an internal investigation linked apparent excess levels of lead with a limited number of paint colors used at a single contract manufacturing facility which purchased paint from independent suppliers.  On September 26, 2007, the Company announced the voluntary recall of five Thomas & Friends Wooden Railway items, in addition to those items recalled in June 2007.  Additionally, on December 6, 2007, the Company announced the voluntary recalls of two styles of The First Years 3-in-1 Flush & Sounds Potty training seats due to the discovery of excess levels of lead in the surface paint on 5-inch rectangular plaques inserted into the backs of the training seats and three styles of The First Years Newborn-to-Toddler Reclining Feeding Seat due to malfunctioning restraining straps that may disengage and permit the child to slip out of the seat.  The Company recorded a benefit of $1.9 million, net of tax, or $0.11 per diluted share, in the three months ended September 30, 2008, related to the 2007 recalls.  The benefit recorded during the threee months ended September 30, 2008, includes a recovery of costs and reductions to prior estimates. The Company recorded charges of $5.9 million, net of tax, or $0.28 per diluted share, in the three months ended September 30, 2007, related to the 2007 recalls.  The Company recorded charges of $9.3 million, or $0.52 per diluted share, and $10.0 million, net of tax, or $0.47 per diluted share, in the nine months ended September 30, 2008 and 2007, respectively.  The portion of these (recoveries) charges, net of tax, included in the North America and International segments for the three months and nine months ended September 30, 2008 and 2007, is outlined in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2008	2007	2008	2007
North America	$(0.2)	$4.9	$6.7	$8.1
International	(1.7)	1.0	2.6	1.9
Total recall-related items, net of tax	$(1.9)	$5.9	$9.3	$10.0

The Company has $6.5 million and $14.6 million of accrued recall-related items included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively. These items are based on the latest estimates of retailer inventory returns, consumer product replacement costs, shipping costs and fines and penalties as of the date of this filing, as well as additional replacement costs or refunds, donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits.

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Net sales.  Net sales for the three months ended September 30, 2008, decreased $11.9 million, or 8.2%, to $132.9 million from $144.8 million for the three months ended September 30, 2007.  Net sales in our North America segment decreased 13.5%, and net sales in our international segment increased 11.6%, which includes a 2.7% negative impact in changes from currency exchange rates.

Net sales for the three months ended September 30, 2008, excluding $0.3 million in net sales of discontinued product lines and $0.4 million of recall-related items, were $132.2 million, a decrease of 6.2% when compared with net sales for the three months ended September 30, 2007, excluding $5.5 million in net sales of discontinued product lines and $1.7 million of recall-related items, of $141.0 million.  The information in this paragraph constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of the Company’s results with those ot its competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results. Because the sales related to discontinued product lines and recall-related items have both decreased significantly, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2008 actual	$132.9
Deduct: recall-related items	0.4
Deduct: discontinued product lines	0.3
As adjusted	$132.2

2007 actual	$144.8
Add: recall-related items	1.7
Deduct: discontinued product lines	5.5
As adjusted	$141.0

Net sales decreases occurred in both our mother, infant and toddler products category and our preschool, youth and adult products category.  Net sales in our mother, infant and toddler products category decreased 1.1%, primarily driven due to sales declines in our The First Years® infant care and toy product lines which were partially offset by increases in our Lamaze developmental toys product line and infant and toddler gear and feeding product lines marketed under our The First Years brand.  Net sales in our preschool, youth and adult products category decreased 11.7%, primarily driven by declines in our Nickelodeon, Bob the Builder, radio-control and Thomas & Friends product lines, as well as lower sales of discontinued products, slightly offset by increases in our John Deere product line and our new Learning Curve® Caring Corners™ product line.

Excluding net sales related to discontinued product lines and recall-related items, net sales in our preschool, youth and adult products category decreased 9.0%.  Information in this paragraph regarding net sales in our preschool, youth and adult products category, excluding net sales related to discontinued product lines and recall-related items, constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of the Company’s results with those of its competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results.  Because the sales related to discontinued product lines and recall-related items have both decreased significantly, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2008	2007	Difference	% Change
Preschool, youth and adult products actual	$85.9	$97.3	$(11.4)	(11.7)%
(Deduct) Add: recall-related items	(0.4)	1.7	(2.1)	---
Deduct: discontinued product lines	0.3	5.4	(5.1)	---
As adjusted	$85.2	$93.6	$(8.4)	(9.0)%

Gross profit.  Gross profit decreased $1.8 million, or 2.8%, to $62.1 million for the three months ended September 30, 2008, from $63.9 million for the three months ended September 30, 2007.  As a percentage of net sales, gross profit increased to 46.7% for the three months ended September 30, 2008, from 44.1% for the three months ended September 30, 2007, primarily due to lower recall-related items. Additionally, higher product and transportation costs were mostly offset by current year price increases, cost savings initiatives and improved product mix.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.7 million, or 4.0%, to $41.0 million for the three months ended September 30, 2008, from $42.7 million for the three months ended September 30, 2007.  The decrease in selling, general and administrative expenses for the three months ended September 30, 2008, was primarily due to lower variable sales costs.  However, as a percentage of net sales, selling, general and administrative expenses increased to 30.9% for the three months ended September 30, 2008, from 29.5% for the three months ended September 30, 2007.

Operating income.  Operating income increased to $20.9 million for the three months ended September 30, 2008, from $15.7 million for the three months ended September 30, 2007.  As a percentage of net sales, operating income increased to 15.7% for the three months ended September 30, 2008, from 10.8% for the three months ended September 30, 2007.  Operating income for the three months ended September 30, 2008, includes $3.2 million of recall-related items offset somewhat by $1.4 million of terminated acquisition costs.  Operating income for the three months ended September 30, 2007, includes $9.4 million of recall-related items.

Net interest expense.  Net interest expense of $1.2 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, relates primarily to borrowings under our credit facility.  The increase in net interest expense is primarily due to higher average debt outstanding.

Income tax.  Income tax expense for the three months ended September 30, 2008 and 2007, include provisions for federal, state and foreign income taxes at an effective rate of 34.5% and 36.5%, respectively.  However, the tax rate, including discrete items, for the three months ended September 30, 2008 and 2007, is 36.1% and 31.8%, respectively.  Discrete items include significant, infrequent, unusual or non-recurring items.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Net sales.  Net sales for the nine months ended September 30, 2008, decreased $35.1 million, or 10.0%, to $315.3 million from $350.4 million for the nine months ended September 30, 2007.  Net sales in our North America segment decreased 15.3%, and net sales in our international segment increased 10.0%, which includes a 2.9% benefit in changes from currency exchange rates.

Net sales for the nine months ended September 30, 2008, excluding $1.6 million in net sales of discontinued product lines and $0.3 of recall-related items, were $313.4 million, a decrease of 7.4% when compared with net sales for the nine months ended September 30, 2007, excluding $15.9 million in net sales of discontinued product lines and $4.1 million of recall-related items, of $338.6 million.  The information in this paragraph constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of the Company’s results with those of its competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results. Because the sales related to discontinued product lines and recall-related items have both decreased significantly, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2008 actual	$315.3
Deduct: recall-related items	0.3
Deduct: discontinued product lines	1.6
As adjusted	$313.4

2007 actual	$350.4
Add: recall-related items	4.1
Deduct: discontinued product lines	15.9
As adjusted	$338.6

Net sales decreases occurred in both our mother, infant and toddler products category and our preschool, youth and adult products category.  Net sales in our mother, infant and toddler products category decreased 5.7% primarily driven by declines in our The First Years care, toddler feeding and toddler and infant toy product lines offset slightly by sales increases in our The First Years travel gear and infant feeding product lines.  Net sales in our preschool, youth and adult products category decreased 12.9% primarily driven by declines in our Nickelodeon, Bob the Builder, radio-control and Thomas & Friends product lines, as well as lower sales of discontinued products, slightly offset by shipments in our John Deere product line and our new Caring Corners™ product line.

Excluding net sales related to discontinued product lines and recall-related items, net sales in our preschool, youth and adult products category decreased 8.7%.  Information in this paragraph regarding net sales in our preschool, youth and adult products category excluding net sales related to discontinued product lines and recall-related items constitutes non-GAAP financial information.  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of the Company’s results with those of its competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s operating results.  Because the sales related to discontinued product lines and recall-related items have both decreased significantly, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2008	2007	Difference	% Change
Preschool, youth and adult products actual	$180.6	$207.4	$(26.8)	(12.9)%
(Deduct) Add: recall-related items	(0.3)	4.1	(4.4)	---
Deduct: discontinued product lines	1.6	15.8	(14.2)	---
As adjusted	$178.7	$195.7	$(17.0)	(8.7)%

Gross profit.  Gross profit decreased $7.0 million, or 4.6%, to $145.1 million for the nine months ended September 30, 2008, from $152.1 million for the nine months ended September 30, 2007.  However, as a percentage of net sales, gross profit increased to 46.0% for the nine months ended September 30, 2008, from 43.4% for the nine months ended September 30, 2007.  Aside from the favorable impact of lower recall-related items, this increase was primarily due to improved product mix, cost savings initiatives and current year price increases which offset higher product and transportation costs.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.8 million, or 0.7%, to $112.4 million for the nine months ended September 30, 2008, from $113.2 million for the nine months ended September 30, 2007.  The decrease in selling, general and administrative expenses for the nine months ended September 30, 2008, was primarily due to lower variable sales costs.  As a percentage of net sales, selling, general and administrative expenses increased to 35.6% for the nine months ended September 30, 2008, from 32.3% for the nine months ended September 30, 2007.

Operating income.  Operating income decreased to $15.5 million for the nine months ended September 30, 2008, from $30.8 million for the nine months ended September 30, 2007.  As a percentage of net sales, operating income decreased to 4.9% for the nine months ended September 30, 2008, from 8.8% for the nine months ended September 30, 2007.  Operating income for the nine months ended September 30, 2008, includes recall-related items of $13.9 million and terminated acquisition costs of $1.4 million.  Operating income for the nine months ended September 30, 2007, includes recall-related items of $15.7 million.

Net interest expense.  Net interest expense of $3.1 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively, relates primarily to borrowings under our credit facility.  The increase in net interest expense is primarily due to higher average debt outstanding.

Income tax.  Income tax expense for the nine months ended September 30, 2008 and 2007, includes provisions for federal, state and foreign income taxes at an effective rate of 34.5% and 36.5%, respectively.  However, the tax rate, including discrete items, for the nine months ended September 30, 2008 and 2007, is 34.2% and 32.3%, respectively.  Discrete items include significant, infrequent, unusual or non-recurring items.  During the nine months ended September 30, 2008, the Company recorded adjustments relating to the completion of 2007 statutory audits of certain foreign jurisdictions.

Related Party Transactions

The Company purchased some of its finished goods during the three months and nine months ended September 30, 2008 and 2007, from one company in which a relative of a Company stockholder and former director of the Company has an ownership interest.  Additionally, during the three months and nine months ended September 30, 2007, the Company purchased some of its finished goods from another company in which relatives of a Company stockholder and former director of the Company have ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations used net cash of $6.4 million for the nine months ended September 30, 2008, and provided net cash of $38.0 million for the nine months ended September 30, 2007.  Inventory increased $18.5 million during the nine months ended September 30, 2008, primarily due to the seasonality of the Company’s business.  Accounts payable and accrued expenses decreased $19.9 million during the nine months ended September 30, 2008, primarily due to settlements of recall-related accruals in 2008.  These increases were partially offset by a decrease in accounts receivable of $7.3 million during the nine months ended September 30, 2008, primarily due to lower sales volume, as well as the seasonality of the Company’s business.

Net cash used in investing activities was $6.8 million and $14.7 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in investing activities was primarily due to lower capital expenditures, as well as the 2007 purchase of the Compass Business.  Capital expenditures for the nine months ended September 30, 2008, were $6.7 million, of which $4.6 million was for molds and tooling.

Net cash provided by financing activities was $19.2 million for the nine months ended September 30, 2008, and net cash used was $7.4 million for the nine months ended September 30, 2007.  The increase in cash provided by financing activities is primarily due to lower common stock repurchases somewhat offset by lower net borrowings under the Company's revolving line of credit.  Borrowings on the Company’s revolving line of credit were $43.1 million during the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, the Company purchased $24.7 million of its common stock, which was funded primarily with cash flows from operations.

Cash and cash equivalents increased $4.1 million during the nine months ended September 30, 2008.

In 2004, the Company entered into a credit facility, as amended, comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provided for an additional $75.0 million of capacity under the revolving line of credit, which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid and was no longer available for borrowing.  The revolving line of credit was to be available until its maturity on September 14, 2008.  However, on September 12, 2008, the Company entered into an amendment which extended the maturity date of the credit facility to November 14, 2008, and provided that during the period after the original maturity date of September 14, 2008, until the extended maturity date of November 14, 2008, the Company may use any further proceeds of the revolving line of credit solely for general working capital purposes in the ordinary course of business.  The amendment also increased the applicable margin and the commitment fee on the revolving line of credit.  On November 3, 2008, this credit facility was replaced with a new senior credit facility as described below.

A portion of the term loan had an interest rate of 3.45%, plus applicable margin, through the first three years of the facility.  The remaining term loan and revolving line of credit bore interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin was based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varied between 2.00% and 3.50%.  At September 30, 2008, the margin in effect was 2.00% for LIBOR loans.  The Company was also required to pay a commitment fee of 0.40% to 0.50% per annum on the average daily unused portion of the revolving line of credit.  At September 30, 2008, the commitment fee in effect was 0.40% per annum.  The credit facility was secured by working capital assets and certain intangible assets.  On September 30, 2008, the Company had $138.1 million outstanding on the revolving line of credit.  At September 30, 2008, the Company had $36.9 million available on its revolving line of credit.

In conjunction with the amendment to extend the maturity date of its current credit facility to November 14, 2008, the Company paid a fee of $0.2 million.  At October 14, 2008, the Company was required to pay an additional extension fee of $0.2 million.  These fees are being amortized over the extension period.

During the first quarter of 2007, the Company expensed $0.2 million of deferred financing fees in conjunction with the Company’s voluntary payment of the remaining balance of its term loan.  Amortization and write-offs of deferred financing fees are included in interest expense, net in the accompanying condensed consolidated statements of earnings.

On November 3, 2008 (the Close Date), RC2 entered into a new $145.0 million senior credit facility to replace its previous facility.  The credit facility is comprised of a $75.0 million term loan and a $70.0 million revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% to 3.25% on LIBOR borrowings and 1.25% to 2.25% on base rate borrowings.  At the Close Date, the applicable margin in effect was 3.00% for LIBOR borrowings and 2.00% for base rate borrowings.  Principal payments on the term loan commence on March 31, 2009, at a rate of $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  The Company is also required to pay a commitment fee which varies between 0.45% to 0.50% per annum on the average daily unused portion of the revolving line of credit.  At the Close Date, the commitment fee in effect was 0.50% per annum.

Under the terms of the credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit to $30.0 million for a period of 60 consecutive days during the first four calendar months of 2009.  The clear down provision limits decrease to $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The key financial covenants include a maximum leverage ratio of 2.5x and a fixed charge ratio (as defined in the agreement).  At the Close Date, the Company had $75.0 million outstanding under its new term loan and $55.0 million outstanding under its new revolving line of credit. The Company classified $44.4 million of its outstanding line of credit as short-term at September 30, 2008, based upon the payments required under the new senior credit facility.

The Company incurred approximately $2.3 million of financing fees in conjunction with the execution of the credit agreement.  These financing fees will be capitalized and amortized over the term of the credit agreement.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  This program may be extended beyond the currently authorized period or may be suspended at any time.  Under this program, shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company are held as treasury shares.  During the nine months ended September 30, 2008, the Company repurchased 1.2 million shares for $24.7 million under this program.  Through September 30, 2008, the Company had repurchased an aggregate of 4.1 million shares for $112.6 million under the $150.0 million stock repurchase authorization.  These repurchases were funded with borrowings on the Company’s revolving line of credit and with cash flow from operations.  The new senior credit facility limits stock repurchases to $5.0 million per year and $15.0 million in aggregate during the life of the facility, subject to certain financial covenants.

The Company has met its working capital needs through funds generated from operations and available borrowings under its lines of credit.  The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales.  Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters.  The Company expects that capital expenditures during 2008, principally for molds and tooling, will be approximately $11.0 million.

The Company believes that its cash flows from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2008.  However, if the Company’s capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing beyond the available borrowings under the new senior credit facility.  In the first quarter of 2009, the Company may need additional debt or equity financing to satisfy the clean down provision of the new senior credit facility and payments of principal under the term loan if cash flows from operations are not sufficiant to do so.  There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

Impairment of long-lived assets, goodwill and other intangible assets.  Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred.  Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under this Statement, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment.  The next test for impairment will be as of October 1, 2008, and will be completed in the fourth quarter of 2008.  The Company’s management reviews for indicators that might suggest an impairment loss could exist.  Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets.  Various uncertainties, including changes in consumer preferences, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.  Intangible assets that have finite useful lives are amortized over their useful lives.

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

Product recalls.  The Company establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimatable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs, shipping costs and fines and penalties are considered when establishing a product recall reserve.  The Company also considered additional replacement costs or refunds, donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits.  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

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

Stock-based compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”  The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006.  Income from continuing operations before income taxes for the three months and nine months ended September 30, 2008 and 2007, includes total expense recognized for all of the Company’s stock-based payment plans.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would” or the negative of those terms or other words of similar meaning.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  The Company’s actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following: the risk that the charges and expenses the Company expects relating to its recalls may increase; the effect of the recalls on the Company’s relationship with the licensors and the resolution of any claims or determinations made by such licensors including renewal and retention of licenses; the outcome of claims against the Company related to the recalls and the possibility of potential new claims or litigation; risk of future write-downs of goodwill or other intangible assets; the effect of the reduced borrowing capacity in the Company's new credit facility on the Company's ability to access significant working capital, the risk that the Company may not have sufficient cash flows to comply with the payment terms of the new credit facility and the Company's ability to comply with more restrictive covenants in the new credit facility; the effect of the modified license terms with the Licensor, including whether the reduction in licensing payments and the licensing term extension on the Thomas & Friends Wooden Railway product line will be sufficient to offset the one-time $15.0 million payment to the Licensor and the reduced future profits from shortening the license term on the Take Along Thomas & Friends die-cast product line;  the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company’s warehouse and/or customers’ warehouses; increases in the cost of raw materials used to manufacture the Company’s products and increases in freight costs could increase the Company’s cost of sales and reduce the Company’s gross margins; currency exchange rate fluctuations, including in the Chinese Renminbi, the Hong Kong dollar, the British pound sterling, the Australian dollar, the Euro or the Canadian dollar, could increase the Company’s expenses or reduce the U.S. dollar value of the Company's assets denominated in foreign currencies, including funds the Company needs to transfer to the U.S.; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; competition in the markets for the Company’s products may increase significantly; the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Bob theBuilder, Winnie the Pooh, John Deere, Nickelodeon and Sesame Street, vehicle manufacturers, agricultural equipment manufacturers and other licensors; the Company may experience unanticipated negative results of litigation; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its products; the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company’s products; and general economic conditions in the Company’s markets.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended December 31, 2007.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facilities and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at September 30, 2008, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $0.1 million per month and a five percentage point increase would increase future interest expense by $0.6 million per month.  The Company determined these amounts based on $138.1 million of variable rate borrowings at September 30, 2008, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 24.2% of net sales for the nine months ended September 30, 2008, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar and the British pound sterling for the nine months ended September 30, 2008, would have changed the total dollar amount of our gross profit by 10.9% and 1.1%, respectively.  As expenses for the Company’s Chinese manufacturers are primarily denominated in Chinese Renminbi, a material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company’s expenses, and therefore, could adversely affect the Company’s profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in the British pound sterling, the Australian dollar or the Euro for the nine months ended September 30, 2008, individually would not have had a significant impact on the Company’s earnings.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States.  The Company is not and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer (who currently functions as both the Principal Executive Officer and the Principal Financial Officer of the Company), as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 30, 2008, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

On January 22, 2008, the Company announced that it had reached a settlement in Barrett v. RC2 Corporation filed in the Circuit Court of Cook County, Illinois, with the plaintiffs in the various class action lawsuits against the Company in state courts which arise from or relate to the Company’s recall of certain Thomas & Friends Wooden Railway products.  The Circuit Court of Cook County, Illinois, granted preliminary approval of the terms of the proposed settlement.  The class in the Barrett case is basically defined as all persons in the United States who do not opt out of the class and who purchased or owned other than for resale the Company’s Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  The settlement agreement provides class members with several relief options, including cash refunds, replacement products and coupons.  Under the settlement agreement, the Company also agreed to pay attorney’s fees and costs to plaintiff’s counsel totaling $2.9 million, subject to court approval.  The settlement agreement also provides that the Company will take certain quality control measures.

After the settlement agreement in the Barrett case was announced, plaintiff’s counsel in the pending federal court class actions attempted to stop the Company from proceeding with the settlement in Barrett, and on January 28, 2008, filed a motion for a preliminary injunction in the U.S. District Court for the Northern District of Illinois seeking to enjoin the Company from proceeding with the settlement in the Barrett case.  On February 20, 2008, the U.S. District Court for the Northern District of Illinois denied the motion for a preliminary injunction filed by plaintiffs in the federal cases and granted the Company’s motion to stay the federal court actions pending the state court’s final decision in the Barrett case of whether to approve the proposed settlement in that case.  Certain plaintiffs in the federal court action also filed a motion to intervene in the state court proceeding, but, on February 25, 2008, they withdrew this motion.  The state court had stayed the issuance of notice of the proposed settlement to the class in Barrett pending a decision on the federal plaintiffs’ motion to intervene.

After the federal court plaintiffs’ motion for a preliminary injunction to stop the Barrett settlement was denied, the Company then entered into further settlement negotiations with the plaintiffs in the 18 class actions filed in federal court and the plaintiffs in the 5 class actions filed in state courts to reach a global settlement in the Barrett case.  The Company, plaintiffs in the 5 state court class actions and plaintiffs in the 18 federal court class actions entered into an amended settlement agreement in the Barrett case which included the plaintiffs in all 23 class actions filed against the Company.  The amended settlement agreement incorporated the relief provided to the class in the original settlement agreement.  In addition, the Company agreed to (i) pay an additional $0.1 million in attorney’s fees (for a total of $3.0 million) to plaintiff’s counsel, (ii) provide the class with additional relief in the form of limited reimbursement for blood testing for lead during specified limited time periods with caps on the amount of individual claims and a total cap of $0.5 million on all claims, and (iii) specify and further define actions it would take to increase quality control measures it had agreed to in the initial settlement agreement.  The Company paid the attorney’s fees of $3.0 million during the third quarter of 2008.

The amended settlement agreement was preliminarily approved by the Circuit Court of Cook County, on May 5, 2008.  Notice was then issued to the class.  The amended settlement agreement received final approval from the Circuit Court of Cook County on August 6, 2008.  Less than 50 persons opted out of the class.  The amended settlement agreement resolves all claims of the class, other than for individual claims for personal injuries or for persons opting out of the class, with respect to the June 2007 and September 2007 recalls of certain Thomas &Friends Wooden Railway toys.  The claim period ran until October 6, 2008.

With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits relating to the June 2007 and September 2007 recalls have been resolved.  The Company may be subject to individual claims for personal injuries or other claims or government inquiries (including the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

During the second quarter of 2008, the Company received an inquiry from the CPSC for information regarding the recalls of certain Thomas & Friends Wooden Railway toys in June 2007 and September 2007 for the purpose of assessing whether the CPSC may impose a fine on the Company.  The Company is in the process of responding to this inquiry, and at this time, the CPSC has not yet imposed a fine upon the Company.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or results of operations.

Item 1A.  Risk Factors

Except as provided below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2007.  The information presented below updates and should be read in conjunction with the risk factors and information described in that Form 10-K.

Our new credit agreement contains more restrictive debt covenants and payment terms and reduces our borrowing capacity, all of which may adversely affect our business, reduce our profitability and increase the risk of a default under the credit agreement.

On November 3, 2008, the Company entered into a new $145.0 million senior credit facility to replace its previous facility.  The credit agreement for the new credit facility includes more restrictive debt covenants than the previous credit agreement, including more restrictive financial covenants and limits on the Company's ability to repurchase shares of its common stock.  The new credit agreement also increases the applicable margins for the interest rates on outstanding borrowings under the new credit facility, which may increase the Company's interest expense and reduce its profitability.

The new credit agreement contains a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days in the first four calendar months of each of 2009, 2010 and 2011.  The limit under the clean down provision for the first four calendar months of 2009 will be $30.0 million.  The Company had $55.0 million outstanding under its revolving line of credit as of November 3, 2008.  The Company will also need to begin making payments of principal at a rate of $3.8 million per quarter on the term loan beginning on March 31, 2009.  If the Company does not have sufficient cash flows from operations to reduce the outstanding borrowings under the revolving line of credit to comply with the clean down provision and to make payments of principal under the term loan, the Company may need to seek additional debt or equity financing to avoid a default under the credit agreement.  Such financing, if needed, may not be available on terms acceptable to the Company, if at all, or may dilute or otherwise adversely affect the interests of the Company's stockholders.

The effect of the clean down provision, together with the reduction of borrowing capacity from $175.0 million under the previous credit facility to $145.0 million under the new credit facility, may reduce the Company's access to working capital, which may adversely affect the Company's business and its profitability.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Disclosure is included in this Form 10-Q with respect to the following items of Form 8-K for events that occurred on November 3, 2008:

Item 1.01.  Entry into a Material Definitive Agreement – On November 3, 2008, RC2 entered into a new $145 million senior credit facility to replace its previous credit facility.  The credit facility is set forth in a Credit Agreement, dated as of November 3, 2008 (the "Credit Agreement'), among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, BMO Capital Markets as sole lead arranger and sole book runner, and other lenders named therein.   See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a summary of the material terms and conditions of the new credit facility.  The description of the new credit facility in this report does not purport to be complete and is qualified in its entirety by the terms and conditions of the Credit Agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Item 1.02.  Termination of a Material Definitive Agreement – RC2’s new credit facility replaced its prior credit facility represented by the Amended and Restated Agreement, dated as of September 15, 2004, as amended, among RC2, certain of its subsidiaries, Harris N.A., as lender and agent, and the other lends named therein.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a summary of the material terms and conditions of the prior credit facility.

Item 2.03.  Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant – On November 3, 2008, in connection with its new credit facility, RC2 has $75.0 million outstanding under its new term loan and $55.0 million outstanding under its new revolving line of credit.  See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a summary of the material terms and conditions of the new credit facility.

Item 6.   Exhibits

2.1
Asset Purchase Agreement dated as of June 20, 2008, among Learning Curve Brands, Inc., RC2 Australia Pty. Ltd., Racing Champions International Limited, Learning Curve Mexico S. de R.L. de C.V., RC2 Limited, RC2 (Asia) Limited, Publications International, Ltd., PIL, L.L.C., JRS Distribution Co., Publications International Limited Partnership, Publications International, Ltd. L.P. and Publications International, Ltd. S de R.L. de C.V. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on June 26, 2008).

2.2
Termination Agreement dated as of September 29, 2008, among Learning Curve Brands, Inc., RC2 Australia Pty. Ltd., Racing Champions International Limited, Learning Curve Mexico S. de R.L. de C.V., RC2 Limited, RC2 (Asia) Limited, Publications International, Ltd., PIL, L.L.C., JRS Distribution Co., Publications International Limited Partnership, Publications International, Ltd., L.P. and Publications International, Ltd. S. de R.L. de C.V. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on October 1, 2008).

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

10.1
Tenth Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2008, among the Company, certain of its subsidiaries, Harris N.A., as lender and agent, and the other lenders named therein (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on September 16, 2008).

10.2
Credit Agreement, dated as of November 3, 2008, among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, BMO Capital Markets as sole lead arranger and sole book runner, and other lenders named therein.

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

Dated this 4th day of November, 2008.

RC2 CORPORATION

By /s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)