Form 10-K
period 2008-12-31
RC2 CORP
filed 2009-03-03
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[x]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-22635

RC2 Corporation
(Exact name of Registrant as specified in its charter)

Delaware	36-4088307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1111 West 22nd Street, Suite 320, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 630-573-7200

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes  _  No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.  Yes _   No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Exchange Act Rule 12b-2.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _  No X

Aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2008 (the last business day of the Registrant’s most recently completed second quarter): $311,111,072.  Shares of common stock held by any executive officer or director of the Registrant have been excluded from this computation because such persons may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant’s common stock outstanding as of February 24, 2009: 17,248,420

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

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

Part I

Item 1.  Business

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles, and infant and toddler products.  Our leadership position is measured by sales and brand recognition.  Our infant, toddler and preschool products are marketed under our Learning Curve® family of brands, which includes The First Years® and Lamaze brands, as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere and Sesame Street.  We market our youth and adult products primarily under the Johnny Lightning® and Ertl® brands.  We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia, Asia Pacific and South America.

Business Segments

The Company’s reportable segments are North America and International.  The North America segment includes the United States, Canada and Mexico.  The International segment includes non-North America markets.  The discussion in this Form 10-K applies to all segments except where otherwise stated.  For additional information on the Company’s segment reporting, including net sales, operating income (loss) and net assets, see Note 4 to our consolidated financial statements included elsewhere herein.

Products

North America.  In the North America segment, our products are organized into the following categories: (i) mother, infant and toddler products and (ii) preschool, youth and adult products.

Our mother, infant and toddler products category includes a wide range of products related to infant and toddler feeding, gear, care and play, which are marketed under such brands as The First Years and Lamaze.  Some of the key product lines in this category include the Take & Toss® toddler self-feeding system, Lamaze infant development products and American Red Cross health and wellness products.  In 2008, we introduced The First Years True Fit convertible car seat.  During 2008, the True Fit convertible car seat received a four-star Ease of Use rating from the National Highway Traffic Safety Administration.  Additionally in 2008, we introduced a range of new safety products within our American Red Cross health and wellness product line including several child-proofing essentials.  In 2009, we plan to introduce new products under both The First Years and Lamaze brands.

Our preschool, youth and adult products category includes our Learning Curve, Johnny Lightning and Ertl brands and features products with such licensed properties as Thomas & Friends, Bob the Builder and John Deere.  In 2008, we introduced Caring Corners®, a product line featuring an interactive dollhouse and full line of dolls and accessories, which rewards positive behaviors like caring, sharing and preparing for responsibility, both during play and real life.  Additionally, in 2008, we launched the Thomas & Friends Talking Railway Series which incorporates RFID technology into the wooden railway.  This series includes talking railway vehicles and destinations.  In 2009, we plan to introduce a new toy product line featuring the literacy-powered superhero stars from the popular PBS show Super WHY!  This line will feature plush toys, figures, vehicles, play sets and electronic learning aids.

International.  In addition to our business in North America, in 2008, we operated in more than 50 countries, selling a representative range of our mother, infant and toddler and preschool, youth and adult product lines.  The geographic regions in the International segment include Europe, Australia, Asia Pacific and South America.  Key international brands for 2008 include Thomas & Friends Wooden Railway, Take Along Thomas, Bob the Builder, The First Years and Lamaze.

The strength of the U.S. dollar relative to other currencies can significantly affect the net sales and profitability of our international operations.  See item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Licenses

We market a significant portion of our products with licenses from other parties.  A significant element of our strategy depends on our ability to identify and obtain licenses for recognizable and respected brands and properties.  Our licenses reinforce our brands and establish our products’ overall appeal with consumers, and in some cases, provide for new product development opportunities and expanded distribution channels.  Our licenses are generally limited in scope and duration and authorize the sale of specific licensed products, generally on a nonexclusive basis.

We have entered into agreements to license such properties from, among others, Disney Consumer Products, Inc. (including Disney characters such as Winnie the Pooh), HIT Entertainment (relating to its Thomas & Friends and Bob the Builder properties), The American National Red Cross, Lamaze International, Inc., and John Deere Shared Services, Inc.

We are a party to more than 300 license agreements with terms generally of two to three years.  Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability.  For the year ended December 31, 2008, net sales of the Company’s products with the licensed properties Thomas & Friends and John Deere each accounted for more than 10.0% of total net sales.  No other licensed property accounted for more than 10.0% of our total net sales for the year ended December 31, 2008.  Our license agreement with HIT Entertainment for the Take Along Thomas & Friends die-cast product line will terminate at the end of 2009.  This license agreement provides for a six month sell-off period following the license termination date.  Our license with HIT Entertainment for the Thomas & Friends Wooden Railway product line and our license agreements for our John Deere product lines have been renewed for multiple years.

Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses.  As of December 31, 2008, 40.6% of our licenses require us to make minimum guaranteed royalty payments, whether or not we meet specific sales targets.  Aggregate future minimum guaranteed royalty payments as of December 31, 2008, are $38.5 million, with the individual minimum guarantees ranging from $1.00 to $16.7 million.  Royalty expense related to licenses with minimum guarantees for the year ended December 31, 2008, was $28.2 million.

Channels of Distribution

Our products are available through more than 25,000 retail outlets located in North America, Europe, Australia, Asia Pacific and South America.  We market our products through multiple channels of distribution in order to maximize our sales opportunities for our broad product offering.  Products with lower price points are generally sold in chain retailer channels and higher-priced products are typically sold in hobby, collector and independent toy stores, and through wholesalers and original equipment manufacturers (OEMs).  We believe we have a leading position in multiple distribution channels and that this position extends the reach of our products to consumers and mitigates the risk of concentration by channel or customer.

Chain retailers.  Our products marketed through this channel are targeted predominately at price conscious end-users.  As a result, the majority of our products marketed through this channel are designed to span lower price points.  Customers included in this channel have more than ten retail locations and include a wide range of retailers, such as book, farm and ranch, craft/hobby and juvenile products stores, as well as the national toy and discount retailers.  Key customers in our chain retailer channel include Target, Toys “R” Us/Babies “R” Us, Wal-Mart, Tractor Supply Company and Sears/Kmart.  Sales in 2008 to chain retailers were 70.3% of our net sales.

Specialty retailers, wholesalers, OEM dealers and other.  We sell many of the products available at chain retailers, as well as higher-priced products with special features, to specialty retailers, wholesalers and OEM dealers, which comprised 29.7% of our net sales in 2008.  Additionally, we often sell licensed products to the licensing OEM’s dealer network.  OEM licensing partners benefit from our OEM dealer sales through the opportunity to receive royalties from additional product sales through the OEM’s dealer network.  We often provide OEM dealers with a short-term, exclusivity period in which the OEM dealers have the opportunity to purchase new products for a short period (generally 90 to 360 days) before the products become available through other distribution channels.  We reach these customers directly through our internal telesales group, our business-to-business website located at www.myRC2.com and through specialty sales representatives.  We also make certain products available to consumers through a company store and our website located at www.learningcurveshop.com.  Individual products sold directly to consumers sell at prices similar to those found at retailers, hobby stores and OEM dealers.  Key customers in our specialty retailers, wholesalers, OEM dealers and other channel include Learning Express, All Aboard Toys, John Deere and Case New Holland.

Trademarks

We have registered several trademarks with the U.S. Patent and Trademark Office, including the trademarks RC2®, Learning Curve®, The First Years®, Johnny Lightning®, Ertl®, Take & Toss® and Caring Corners®.  A number of these trademarks are also registered in foreign countries.  We believe our trademarks hold significant value, and we plan to build additional value through increased consumer awareness of our many other trade names and trademarks.

Sales and Marketing

Our sales organization consists of an internal sales force and external sales representative organizations.  Our internal sales force provides direct customer contact with nearly all of our chain retail and wholesale accounts.  A number of accounts are designated as “house accounts” and are handled exclusively by our internal sales staff.  Our inside sales and customer service groups use telephone calls, mailings, faxes and e-mails to directly contact OEM dealers and smaller volume customers, such as collector, hobby, specialty and independent toy stores.

Our internal sales force is supplemented by external sales representative organizations.  These external sales representative organizations provide more frequent customer contact and solicitation of the specialty, regional and national retailers and supported 30.9% of our net sales in 2008.  External sales representatives earn commissions of 1.0% to 10.0% of the net sales price from their accounts.  Their commissions are unaffected by the involvement of our internal sales force with a customer or sale.

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

Competition

We compete with several large domestic and foreign companies, such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers, and with other producers of toys, collectibles, and infant and toddler products.  Competition in the distribution of our products is intense, and the principal methods of competition consist of product appeal, ability to capture shelf or rack space, timely distribution, price and quality.  Competition is also based on the ability to obtain license agreements for existing and new products to be sold through specific distribution channels or retail outlets.  We believe that our competitive strengths include our knowledge of the markets we serve, our ability to bring products to market rapidly and efficiently, our dedicated and integrated suppliers, our multiple channels of distribution, our well-known brands supported by respected licenses, our diversified product categories, and our established and loyal consumer base.  Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have.

Production

We believe we are an industry leader in bringing new products to market rapidly and efficiently.  Our integrated design and engineering expertise, extensive library of product designs, molds and tools, and dedicated suppliers enable us to be the first to market with many innovative products.

Far east product sourcing.  We have operations in Kowloon, Hong Kong, and in the RC2 and LC Industrial Zones in China, and employ 265 people in Hong Kong and China who oversee the sourcing of the majority of our products.  This group assists our suppliers in sourcing raw materials and packaging, performs engineering, graphic art and finance support functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from China.

Far east production.  All of our products are manufactured in China, except for certain plastic ride-ons and certain infant and toddler products.  Our China-based product sourcing accounted for approximately 90.0% of our product purchases in 2008.  We primarily use eight third-party, dedicated suppliers who manufacture only our products in eight factories, three of which are located in the RC2 Industrial Zone and two of which are located in the LC Industrial Zone.  The RC2 Industrial Zone is the name of a factory complex developed in 1997 and located in Dongguan City, China, (approximately 50 miles from Hong Kong) where three of our third-party, dedicated suppliers operate freestanding factory facilities.  The LC Industrial Zone is the name of a factory complex developed in 2007 and located in Shaoguan City, China, (approximately 200 miles from Hong Kong) where two of our third-party, dedicated suppliers operate freestanding factory facilities.  Most of our third-party, dedicated suppliers have been supplying us for more than ten years.  Third-party, dedicated suppliers produced 42.0% of our China-based product purchases in 2008.  In order to supplement our third-party, dedicated suppliers, we use several other suppliers in China.  All products are manufactured to our specifications using molds and tooling that we own.  These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production.  We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers.  We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts.

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

Product safety.  Our products are designed, manufactured, packaged and labeled to conform with all safety requirements under U.S. federal and other applicable laws and regulations, industry-developed voluntary standards and product-specific standards.  Following the 2007 recall of certain products, we established additional safeguards through our Multi-Check Safety System which includes:

●	Increased scope and frequency of testing for both incoming material and finished products, including testing of finished products from every production run.

●	Tougher certification program for contract manufacturers and paint suppliers, including evidence that toy safety standards and quality control procedures are in place and operating effectively.

●	Mandatory paint control procedures for contract manufacturers, including certified independent lab test results of every batch of wet paint before the paint is released for production.

●	Increased random inspections and audits of both manufacturers and their suppliers, including semi-annual audits and quarterly random inspections for key suppliers.

●	Zero tolerance for compromise on RC2 specifications reinforced by mandatory vendor compliance seminars and signed agreements.

We carry various product liability insurance policies with coverage in aggregate of over $75.0 million per occurrence.  Certain policies have coverage exclusions including, but not limited to, some policies that exclude claims related to lead.

Logistics.  We own a distribution facility in Dyersville, Iowa, lease distribution facilities in Rochelle, Illinois, and Australia, and use independent warehouses in California, Canada, the United Kingdom, Belgium, Germany and Australia.

Seasonality

We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry.  Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season.  Approximately 58.7% of our net sales for the three years ended December 31, 2008, were generated in the second half of the year, with August, September and October being the largest shipping months.  As a result, consistent with industry practice, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Customers

We derive a significant portion of our sales from some of the world’s largest retailers.  Our top three customers, Target, Toys “R” Us/Babies “R” Us and Wal-Mart, combined accounted for 40.1% of our net sales in 2008.  Other than Target, Toys “R” Us/Babies “R” Us and Wal-Mart, no customer accounted for more than 10.0% of our net sales in 2008.  Many of our retail customers generally purchase large quantities of our product on credit, which may cause a concentration of accounts receivable among some of our largest customers.

Employees

As of December 31, 2008, we had 742 employees, 34 of whom were employed part-time.  We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within RC2.  Collective bargaining agreements cover 104 of our employees who work in the Company's distribution facilities.  We consider our employee relations to be good.  Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

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

Our license agreement with HIT Entertainment for the Take Along Thomas & Friends die-cast product line will terminate at the end of 2009.  This license agreement provides for a six month sell-off period following the license termination date.  For the year ended December 31, 2008, net sales of our products under this license agreement accounted for over ten percent of our total net sales. We are making plans for new preschool products which we believe will replace, in future years, the sales volume related to the Take Along Thomas & Friends die-cast product line.

Our license agreements have terms generally of two to three years.  Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses.  In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability.

Product recalls or claims relating to the use of our products could increase our costs and harm our reputation and our relationship with retailers and licensors.

Because we sell infant and toddler products, toys and collectibles to consumers, we face product liability risks relating to the use of our products.  We also must comply with a variety of product safety and product testing regulations.  During 2008, the Consumer Product Safety Improvement Act was enacted.  As a result the Consumer Product Safety Commission is adopting new regulations for safety and product testing that applies to substantially all of our products.  These new regulations significantly tighten the regulatory requirements governing the manufacture and sale of children's products and also increase the potential penalties for noncompliance with applicable regulations. If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage, and we may incur significant costs in complying with recall requirements.  Product recalls may harm our reputation and consumer acceptance of the affected products or our other products, which may have an adverse effect on our net sales.  The recalls may also harm our relationships with our retail customers, including the willingness of those customers to purchase and provide shelf space for our products and to support retailer driven promotions and advertising for our products. In addition, substantially all of our licenses give the licensor the right to terminate, under certain circumstances, if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations, or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales.  Even if a product liability claim is without merit, the claim could harm our reputation and divert management's attention and resources from our business.

During 2007, we conducted voluntary recalls of certain of our products.  As a result of these recalls, we incurred charges related to these recalls, which included inventory return costs, consumer product replacement costs, shipping costs and fines and penalties, as well as donations, notice charges, claims administration and legal fees related to the settlement of the class action lawsuits stemming from the recalls, and we expensed as incurred other related legal and professional fees.  Additionally, we made a cash payment to the licensor of the products that were recalled in connection with obtaining a release from indemnification claims.  The charges and expenses we have incurred relating to our recalls may increase based on the amount of inventory of affected products at retailers, the amount of affected products that may be returned by consumers and the cost of providing replacement products to consumers and retailers.  In addition, we may incur additional costs, such as settlements with regulatory agencies, or charges for litigation relating to the recalls, including the possibility of potential new claims or litigation.  Any such additional charges or costs relating to the recalls may reduce our net sales and profitability.

Our net sales and profitability depend on our ability to continue to conceive, design and market products that appeal to consumers.

The introduction of new products is critical in our industry and to our growth strategy.  Our business depends on our ability to continue to conceive, design and market new products and upon continuing market acceptance of our product offerings.  Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or what new products will be successful.  In addition, the trend of children "getting older younger," where children are losing interest in traditional toys and games at younger ages, may increase the pace of change of consumer preferences that affect the demand for our products.  As a result of this trend, at younger and younger ages, our toys compete with the offerings of video game suppliers, consumer electronics companies and other businesses outside of the traditional toy industry.  Our current products may not continue to be popular or new products that we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs.  A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Uncertainty and adverse changes in the general economic conditions may negatively affect our business.

If the recent decline in general economic conditions in the United States and other global markets in which we operate continues, or if consumers fear that economic conditions will continue to decline, consumers may reduce expenditures for products such as our products.  Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability, bankruptcy or liquidity problems with our customers or other factors affecting economic conditions generally. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with producing and distributing our products.  Additionally, our business is seasonal and, as a result, customers’ accounts receivable are generally highest during the fourth quarter, which coincides with the recent decline in general economic conditions, further increasing the exposure to losses from bad debts.

Currency exchange rate fluctuations could increase our expenses.

Our net sales are primarily denominated in U.S. dollars, with 23.0% of our net sales in 2008 denominated in British pounds sterling, Australian dollars, Euro dollars or Canadian dollars.  Our purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  As a result, any material increase in the value of the Hong Kong dollar or the Renminbi relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  We are also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euro dollars from our foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries, effectively in U.S. dollars.  As a result, any material increase in the U.S. dollar relative to our foreign subsidiaries' local currencies would increase our expenses, and therefore, could adversely affect our profitability.  Historically, we have not hedged our foreign currency risk.

Our new credit agreement contains more restrictive debt covenants and payment terms and reduces our borrowing capacity, all of which may adversely affect our business, reduce our profitability and increase the risk of a default under the credit agreement.

On November 3, 2008, we entered into a new $145.0 million senior credit facility to replace our previous facility.  The credit agreement for the new credit facility includes more restrictive debt covenants than the previous credit agreement, including more restrictive financial covenants and limits on our ability to repurchase shares of our common stock.  Moreover, in certain circumstances the new credit facility may limit our ability to make acquisitions.  The new credit agreement also increases the applicable margins for the interest rates on outstanding borrowings under the new credit facility, which may increase our interest expense and reduce our profitability.

The new credit agreement contains a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days in the first four calendar months of each of 2009, 2010 and 2011.  The revolving line of credit borrowing limit under the clean down provision for the first four calendar months of 2009 will be $30.0 million and will decrease to $27.5 million for 2010 and $25.0 million for 2011.  We had $20.1 million outstanding under our revolving line of credit as of December 31, 2008, and we were in compliance with the clean down provision for 2009 as of the date of filing of this report.  We will also need to begin making payments of principal at a rate of $3.8 million per quarter on the term loan beginning on March 31, 2009.  If we do not have sufficient cash flows from operations to reduce the outstanding borrowings under the revolving line of credit to comply with the clean down provision and to make payments of principal under the term loan, we may need to seek additional debt or equity financing to avoid a default under the credit agreement.  Such financing, if needed, may not be available on terms acceptable to us, if at all, or may dilute or otherwise adversely affect the interests of our stockholders.

The effect of the clean down provision, together with the reduction of borrowing capacity from $175.0 million under the previous credit facility to $145.0 million under the new credit facility, may reduce our access to working capital, which may adversely affect our business and our profitability.

Increases in the cost of raw materials, labor and other costs used to manufacture our products could increase our cost of sales and reduce our gross margins.

Since our products are manufactured by third-party suppliers, we do not directly purchase the raw materials used to manufacture our products.  However, the prices we pay our suppliers may increase if their raw materials, labor or other costs increase.  We may not be able to pass along such price increases to our customers.  As a result, an increase in the cost of raw materials, labor or other costs associated with the manufacturing of our products could increase our cost of sales and reduce our gross margins.  For example, an increase in the price of zinc and resins, key raw materials in many of our products, and increased costs in China, primarily for labor, taxes and currency, reduced our gross margins in 2006, 2007 and 2008.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets.  We compete with several large domestic and foreign companies such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers and with other producers of toys, collectibles, and infant and toddler products.  Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have.  In addition, we may face competition from new participants in our markets because the collectible, toy, and infant and toddler product industries have limited barriers to entry.  We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future.  If we cannot compete successfully in the future, our net sales and profitability will likely decline.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths.  We acquired Learning Curve International, Inc. (Learning Curve) and certain of its affiliates (collectively, LCI) effective February 28, 2003, Playing Mantis, Inc. (PM) effective June 1, 2004, The First Years Inc. (TFY) effective September 15, 2004, Angels Landing, Inc. (Angels Landing) effective May 24, 2007, and Mother's Intuition Inc. (MI) effective November 30, 2007.  The integration of acquired companies and their operations into our operations involves a number of risks, including:

●	the acquired business may experience losses that could adversely affect our profitability;
●	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
●	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
●	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
●	difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;
●	diversion of management's attention could impair their ability to effectively manage our business operations;
●	we may record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges and we may also incur amortization expenses related to intangible assets; and
●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

Additionally, to finance our strategic acquisitions, we have borrowed funds under our credit facility and we may borrow additional funds to complete future acquisitions.  Our new credit agreement may limit our ability to make acquisitions.  This debt leverage could adversely affect our profit margins and limit our ability to capitalize on future business opportunities.  All of our borrowing capacity is also subject to fluctuations in interest rates.

We depend on the continuing willingness of chain retailers to purchase and provide shelf space for our products.

In 2008, approximately 70.3% of our net sales were to chain retailers.  Our success depends upon the continuing willingness of these retailers to purchase and provide shelf space for our products.  We do not have long-term contracts with our customers.  In addition, our access to shelf space at retailers may be reduced by store closings, stricter requirements for children's products by retailers that we may not be able to meet, consolidation among these retailers and competition from other products.  An adverse change in our relationship with or the financial viability of one or more of our customers could reduce our net sales and profitability.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers.  Our profitability or liquidity may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell.  We maintain credit insurance for some of our major customers, and the amount of this insurance generally does not cover the total amount of the accounts receivable.  At December 31, 2007 and 2008, our credit insurance covered 7.9% and 9.8%, respectively, of our gross accounts receivable.  Insurance coverage for future sales is subject to reduction or cancellation.

We rely on a limited number of foreign suppliers in China to manufacture a majority of our products.

We rely on eight third-party, dedicated suppliers in China to manufacture a significant portion of our products in eight factories, three of which are located in close proximity to each other in the RC2 Industrial Zone manufacturing complex and two of which are located in close proximity to each other in the LC Industrial Zone, both of which are located in China.  Our China-based product sourcing accounted for approximately 90.0% of our product purchases in 2008.  Third-party, dedicated suppliers who manufacture only our products accounted for 42.0% of our China-based product purchases in 2008.  We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts.  Because we rely on these suppliers for flexible production and have integrated these suppliers with our development and engineering teams, if these suppliers do not continue to manufacture our products exclusively, our product sourcing would be adversely affected.  Difficulties encountered by these suppliers, such as fire, accident, natural disaster or an outbreak of a contagious disease at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products.  Any of these risks could increase our expenses or reduce our net sales.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

●	economic and political instability;
●	restrictive actions by foreign governments;
●	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
●	changes in import duties or import or export restrictions;
●	timely shipping of product and unloading of product through West Coast ports, as well as timely rail/truck delivery to our warehouses and/or a customer's warehouse;
●	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes; and
●	complications in complying with trade and foreign tax laws.

Any of these risks could disrupt the supply of our products or increase our expenses.  The cost of compliance with trade and foreign tax laws increases our expenses, and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs.

Impairment charges could reduce our profitability.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," we test goodwill and our other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  We conduct testing for impairment during the fourth quarter of our fiscal year.  In the fourth quarter of 2008, we recorded goodwill impairment charges of $244.0 million, which was a 100.0% reduction of our goodwill, and $11.9 million for certain of our indefinite lived intangible assets, as a result of our annual SFAS No. 142 test.  An amendment to our new credit facility was obtained to exclude the effect of these impairment charges on our financial covenants.  At December 31, 2008, we had other intangible assets of $82.5 million, or approximately 24.5% of our total assets, and no remaining goodwill.  Various uncertainties, including changes in consumer preferences, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets.  Although such an impairment charge would be a non-cash expense, any impairment or change in the useful lives of the intangible assets could materially increase our expenses and reduce our profitability.  If we are required to record an impairment charge, the charge could affect our compliance with the debt covenants in our new credit facility.  Additionally, should we violate a covenant under our new credit facility, the cost of obtaining an amendment or waiver could be significant, or the lenders could be unwilling to provide a waiver or agree to an amendment.

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

Sales of our products are seasonal.  Historically, our net sales and profitability have peaked in the third and fourth quarters due to the holiday season buying patterns.  Seasonal variations in operating results may cause us to increase our debt levels and interest expense in the first and second quarters.

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

Future volatility in the price of our common stock may result in securities class action lawsuits against us, which may require that we pay substantial damages or settlement costs in excess of our insurance coverage and incur substantial legal costs, and which may divert management's attention and resources from our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2008, our facilities were as follows:

Description	Square Feet	Location	Lease Expiration
Corporate headquarters	27,050	Oak Brook, IL	April 2013
Learning Curve Brands, Inc. warehouse	400,000	Rochelle, IL	November 2019
Learning Curve Brands, Inc. office and warehouses	534,000	Dyersville, IA	Owned
Learning Curve Brands, Inc. office	21,650	Stoughton, MA	August 2010
Learning Curve Brands, Inc. office	3,300	Bentonville, AR	October 2013
Learning Curve Brands, Inc. office	2,300	Walnut Creek, CA	May 2010
Learning Curve Brands, Inc. office	1,263	Kettering, Ohio	Month-to-month
Learning Curve Brands, Inc. storage	1,250	Stoughton, MA	June 2010
Learning Curve Brands, Inc. office	938	Edina, MN	August 2009
Learning Curve Brands, Inc. office	659	Mission Viejo, CA	November 2010
Learning Curve Brands, Inc. office	495	Danbury, CT	Month-to-month
Learning Curve Brands, Inc. office	108	Kansas City, MO	Month-to-month
RC2 (H.K.) Limited RC2 Industrial Zone quarters	68,230	Dongguan City, China	March 2010
RC2 (H.K.) Limited RC2 Industrial Zone office, warehouse and storage	66,365	Dongguan City, China	March 2010
RC2 (H.K.) Limited office	10,296	Kowloon, Hong Kong	July 2010
Racing Champions International Limited office	8,419	Exeter, United Kingdom	October 2013
Racing Champions International Limited office and showroom	2,035	Thatcham, United Kingdom	August 2011
Racing Champions International Limited office	699	Barcelona, Spain	May 2013
Racing Champions International Limited office	603	Lauren, Holland	December 2010
Racing Champions International Limited office	559	Marcq-En-Baroeul, France	September 2014
RC2 Canada Corporation warehouse (1)	47,000	Concord, Ontario	May 2010
RC2 Deutschland GmbH office	2,570	Marsdof, Germany	December 2010
RC2 Australia, Pty. Ltd. office and warehouse	49,127	Mount Waverly, Victoria, Australia	December 2009
(1)  As of January 1, 2004, the Canadian warehouse was no longer being used in our operations and has been subsequently sublet.

Item 3.  Legal Proceedings

During 2008, the Company reached a settlement in the various class action lawsuits against the Company which arose from or relate to the Company’s recall of certain Thomas & Friends Wooden Railway products in June 2007 and September 2007.  With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits relating to the June 2007 and September 2007 recalls have been resolved.  The Company may be subject to individual claims for personal injuries or other claims or government inquiries (including the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

During 2008, the Company received an inquiry from the CPSC for information regarding the recalls of certain Thomas & Friends Wooden Railway toys in June 2007 and September 2007 for the purpose of asserting whether the CPSC may impose a fine on the Company.  The Company is in the process of responding to this inquiry, and at this time, the CPSC has not yet imposed a fine upon the Company.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “RCRC.”  The following table sets forth the high and low closing sales prices for our common stock as reported by NASDAQ for the periods indicated.

2007:	High	Low
First Quarter	$44.53	$38.26
Second Quarter	45.72	39.86
Third Quarter	41.45	28.86
Fourth Quarter	$30.95	$26.30

2008:	High	Low
First Quarter	$26.89	$18.55
Second Quarter	22.01	17.30
Third Quarter	26.83	16.35
Fourth Quarter	$19.60	$6.45

As of December 31, 2008, there were approximately 136 holders of record of our common stock.  We believe the number of beneficial owners of our common stock on that date was substantially greater.

Dividend Policy

We have not paid any cash dividends on our common stock.  We intend to retain any earnings for use in operations to repay indebtedness and for expenses of our business, and therefore, we do not anticipate paying any cash dividends in the foreseeable future.  Our credit agreement prohibits the Company from declaring or paying any dividends on any class or series of our capital stock.  This prohibition will apply as long as any credit is available or outstanding under the credit agreement that currently has a maturity date of November 1, 2011.

Item 6.  Selected Financial Data

The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements, the notes to those statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008, and the consolidated balance sheet data as of December 31, 2007 and 2008, are derived from our audited consolidated financial statements included elsewhere herein.  The consolidated statements of operations for the years ended December 31, 2004 and 2005, and the consolidated balance sheet data as of December 31, 2004, 2005 and 2006, are derived from our audited consolidated financial statements, as adjusted for discontinued operations, that are not included herein.

	Year Ended December 31,
	2004	2005	2006	2007	2008
Consolidated Statement of Operations:	(in thousands, except per share data)
Net sales (1)	$367,687	$492,766	$518,829	$488,999	$437,029
Cost of sales (2)	186,813	252,935	275,754	270,059	246,301
Restructuring charge related to discontinued automotive collectibles	—	—	1,872	—	—
Recall-related items	—	—	—	4,624	(1,114)
Gross profit	180,874	239,831	241,203	214,316	191,842
Selling, general and administrative expenses (2)	121,785	150,381	155,180	161,560	155,903
Amortization of intangible assets	94	1,385	1,149	893	889
Impairment of goodwill and other intangible assets	4,318	—	—	—	255,853
Gain on sale of W. Britain product line	—	(1,953)	—	—	—
Restructuring charge related to discontinued automotive collectibles	—	—	12,631	—	—
Recall-related items	—	—	—	18,068	15,782
Terminated acquisition costs	—	—	—	—	1,399
Operating income (loss)	54,677	90,018	72,243	33,795	(237,984)
Interest expense	4,437	6,634	4,375	2,712	6,584
Interest income	(374)	(651)	(910)	(1,197)	(1,579)
Write-off of investment	—	—	—	—	2,057
Other (income) expense	(508)	146	530	(1,768)	(3,553)
Income (loss) from continuing operations before income taxes	51,122	83,889	68,248	34,048	(241,493)
Income tax expense (benefit)	18,755	31,153	24,478	12,472	(35,741)
Income (loss) from continuing operations	32,367	52,736	43,770	21,576	(205,752)
Income (loss) from discontinued operations, net of tax	1,611	394	(9,676)	110	—
Net income (loss)	$33,978	$53,130	$34,094	$21,686	$(205,752)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.73	$2.56	$2.09	$1.05	$(11.82)
Income (loss) from discontinued operations	0.09	0.02	(0.46)	0.01	—
Net income (loss)	$1.82	$2.58	$1.63	$1.06	$(11.82)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.64	$2.45	$2.04	$1.04	$(11.82)
Income (loss) from discontinued operations	0.08	0.02	(0.45)	0.01	—
Net income (loss)	$1.72	$2.47	$1.59	$1.05	$(11.82)
Weighted average shares outstanding:
Basic	18,687	20,613	20,884	20,395	17,406
Diluted	19,761	21,532	21,377	20,748	17,406
	As of December 31,
Consolidated Balance Sheet Data:	2004	2005	2006	2007	2008
Working capital	$112,931	$113,286	$129,603	$67,128	$125,799
Total assets	585,748	629,736	614,640	650,245	336,650
Total debt	131,250	82,647	22,438	95,000	95,120
Total stockholders’ equity	$346,762	$398,951	$451,926	$397,378	$148,689
(1)  Net sales for the years ended December 31, 2007 and 2008, include $(5.6) million and $0.3 million, respectively, in recall-related items.
(2)  Depreciation expense was $15.3 million, $14.4 million, $14.1 million, $13.9 million and $15.4 million for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

General Note:  Results for 2004 include the results of PM from June 1, 2004, and TFY from September 16, 2004.  Results for 2007 include the results of Angels Landing from May 24, 2007, and MI from November 30, 2007.  As these acquisitions were accounted for using the purchase method of accounting, periods prior to the acquisition effective dates do not include any results for PM, TFY, Angels Landing or MI.  Discontinued operations include the results from our collectible trading card business and die-cast sports collectibles product line, which were disposed of in connection with the sale of RC2 South, Inc., effective November 1, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, producer and marketer of innovative, high-quality toys, collectibles, and infant and toddler products.  We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia, Asia Pacific and South America.  Our product categories include (i) mother, infant and toddler products and (ii) preschool, youth and adult products.  We market a significant portion of our products with licenses from other parties, and we are currently a party to more than 300 license agreements.

Sales.  Our sales are primarily derived from the sale of mother, infant and toddler products and preschool, youth and adult products, and are recognized upon transfer of title of product to our customers.  We market our products through a variety of distribution channels, including chain retailers, specialty retailers, wholesalers and OEM dealers.  For the years ended December 31, 2006, 2007 and 2008, sales to chain retailers comprised 68.0%, 68.3% and 70.3%, respectively, of our net sales.

Our products are marketed and distributed primarily in North America, Europe, Australia, Asia Pacific and South America.  International sales, defined as sales outside of North America, constituted 16.7%, 22.1% and 25.3%, or our net sales for the years ended December 31, 2006, 2007 and 2008, respectively.  We expect international sales to continue to increase in local currencies as we expand our geographic reach.  Net sales in our international segment increased 2.2% for the year ended December 31, 2008, which includes a negative impact of 4.7% related to changes from currency exchange rates.  We expect unfavorable foreign currency rates to have a negative impact on sales, especially in the first half of 2009.

We derive a significant portion of our sales from some of the world’s largest retailers.  Our top three customers, Target, Toys "R" Us/Babies "R" Us and Wal-Mart, combined accounted for 44.2%, 42.6% and 40.1% of our net sales in 2006, 2007 and 2008, respectively.  Over the last three years, each of these three customers accounted for between 12.1% and 16.3% of our net sales.  No other customers accounted for more than 10.0% of the Company’s net sales in any of the years ended December 31, 2006, 2007 or 2008.

We provide certain customers the option to take delivery of our products in the United States, United Kingdom, Australia, Canada, Belgium or Germany, with credit terms generally ranging from 30 to 90 days, or directly in China with payment made by irrevocable letter of credit or wire transfer.  We generally grant price discounts on direct sales from China resulting in lower gross margins.  However, shipments direct from China lower our distribution and administrative costs, so we believe that our operating income margin is comparable for products delivered in China versus products shipped in the United States, United Kingdom, Australia, Canada, Belgium or Germany.  For the years ended December 31, 2006, 2007 and 2008, direct sales from China constituted 14.7%, 15.6% and 14.1%, respectively, of our net sales.

We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Returns and allowances on an annual basis have ranged from 6.2% to 8.6% of our net sales over the last three years.  Returns and allowances for the years ended December 31, 2007 and 2008, include $5.6 million and $(0.3) million, respectively, of items related to the 2007 recalls, causing returns and allowances to be at the higher end of the annual range in 2007.

Expenses.  Our products are manufactured by third-parties, principally located in China.  Cost of sales primarily consists of purchases of finished products, which accounted for 82.5%, 82.3% and 80.0% of our cost of sales in 2006, 2007 and 2008, respectively.  The remainder of our cost of sales primarily includes tooling depreciation, freight-in from suppliers, inventory reserves, concept and design expenses, employee compensation, expense related to stock-based payment arrangements and, in 2007 and 2008, certain recall-related items.  Our purchases of finished products from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  As a result, any material increase in the value of the Hong Kong dollar or the Renminbi relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  Additionally, as certain of our foreign subsidiaries purchase inventory, effectively in U.S. dollars, any material increase in the U.S. dollar relative to our foregn subsidiaries' local currencies would increase our expenses, and therefore, could adversely affect out profitability.

Additionally, if our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease.  For example, increases in the price of zinc, a key component in die-cast products, and increased costs in China, primarily for labor, taxes and currency, reduced our gross margins in 2006, 2007 and 2008.

Our quarterly gross margins can also be affected by the mix of product that is shipped during each quarter.  Our mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins than our preschool, youth and adult products category.  Additionally, individual product lines within each category carry gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.

Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing, freight-out to customers, sales commissions, expense related to stock-based compensation arrangements and, in 2007 and 2008, certain recall-related items.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalties may be paid to various licensors on a single product.  In 2008, aggregate royalties by product ranged from approximately 0.3% to 17.0% of our net sales price.  Royalty expense was 7.4%, 7.1% and 7.1% of our net sales for the years ended December 31, 2006, 2007 and 2008, respectively.  Sales commissions range from 1.0% to 10.0% of the net sales price, and are generally paid quarterly to our external sales representative organizations.  Sales subject to commissions represented 30.2%, 29.5% and 30.9% of our net sales for the years ended December 31, 2006, 2007 and 2008, respectively.  Sales commission expense was 1.2%, 1.2% and 1.1% of our net sales for the years ended December 31, 2006, 2007 and 2008, respectively.

In the fourth quarter of 2008, the Company implemented an operating cost reduction plan.  Under this plan, the Company reduced approximately 15.0% of its full-time, white-collar workforce.  In addition, the Company has enacted plans to reduce non-payroll operating expenses in 2009.  In connection with this plan and other personnel changes, the Company incurred severance and other non-cash charges of $1.5 million, net of tax, in the fourth quarter of 2008.

Seasonality.  We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry.  Our business is highly seasonal due to high consumer demand for our products during the year-end holiday season.  Approximately 58.7% of our net sales for the three years ended December 31, 2008, were generated in the second half of the year.  As a result, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Results of Operations

	Year Ended December 31,
	2006		2007		2008
(in thousands, except per share data)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales (1)	$518,829	100.0%	$488,999	100.0%	$437,029	100.0%
Cost of sales	275,754	53.1	270,059	55.2	246,301	56.4
Restructuring charge related to discontinued automotive collectibles	1,872	0.4	—	—	—	—
Recall-related items	—	—	4,624	1.0	(1,114)	(0.3)%
Gross profit	241,203	46.5	214,316	43.8	191,842	43.9
Selling, general and administrative expenses	155,180	29.9	161,560	33.0	155,903	35.7
Amortization of intangible assets	1,149	0.3	893	0.2	889	0.2
Impairment of goodwill and other intangible assets	—	—	—	—	255,853	58.6
Restructuring charge related to discontinued automotive collectibles	12,631	2.4	—	—	—	—
Recall-related items	—	—	18,068	3.7	15,782	3.6
Terminated acquisition costs	—	—	—	—	1,399	0.3
Operating income (loss)	72,243	13.9	33,795	6.9	(237,984)	(54.5)%
Interest expense	4,375	0.9	2,712	0.5	6,584	1.5
Interest income	(910)	(0.2)	(1,197)	(0.2)	(1,579)	(0.4)
Write-off of investment	—	—	—	—	2,057	0.5
Other expense (income)	530	0.1	(1,768)	(0.4)	(3,553)	(0.8)
Income (loss) from continuing operations before income taxes	68,248	13.1	34,048	7.0	(241,493)	(55.3)%
Income tax expense (benefit)	24,478	4.7	12,472	2.6	(35,741)	(8.2)
Income (loss) from continuing operations	43,770	8.4	21,576	4.4	(205,752)	(47.1)%
(Loss) income from discontinued operations, net of tax	(9,676)	(1.9)	110	—	—	—
Net income (loss)	$34,094	6.5%	$21,686	4.4%	$(205,752)	(47.1)%
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$2.09		$1.05		$(11.82)
(Loss) income from discontinued operations	(0.46)		0.01		—
Net income (loss)	$1.63		$1.06		$(11.82)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$2.04		$1.04		$(11.82)
(Loss) income from discontinued operations	(0.45)		0.01		—
Net income (loss)	$1.59		$1.05		$(11.82)
Weighted average shares outstanding:
Basic	20,884		20,395		17,406
Diluted	21,377		20,748		17,406
(1) Net sales for the years ended December 31, 2007 and 2008, include $(5.6) million and $0.3 million, respectively, in recall-related items.

Operating Highlights

Net sales for the year ended December 31, 2008, decreased 10.6%.  Gross margin increased slightly to 43.9% for 2008 from 43.8% for 2007.  Selling, general and administrative expenses, as a percentage of net sales, increased to 35.7% in 2008 from 33.0% in 2007.  The Company recorded an operating loss of $238.0 million in 2008 as compared to operating income of $33.8 million for 2007.

The Company recorded charges in 2008 for a non-cash impairment of goodwill and other intangible assets of $215.8 million, net of tax, a non-cash write-off of tooling of $1.7 million, net of tax, severance and other non-cash related charges of $1.5 million, net of tax, recall-related items of $10.1 million, net of tax, terminated acquisition costs of $1.0 million, net of tax, and a non-cash write-off of an investment of $1.4 million, net of tax.  The results for 2008 were negatively impacted by $13.28 per diluted share for these charges.  The portion of these charges, net of tax, included in the North America and International segments for the year ended December 31, 2008, is $216.4 million and $15.1 million, respectively.

The results for 2007 were negatively impacted by $17.6 million, net of tax, or $0.84 per diluted share, of items related to the 2007 recalls.  The portion of these charges, net of tax, included in the North America and International segments for the year ended December 31, 2007, is $14.8 million and $2.8 million, respectively.

Effective November 1, 2006, the Company sold all of the issued and outstanding capital stock of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses.  The sale of the Company’s trading card business and sports collectibles product line was consistent with the Company’s strategic focus to achieve sustainable organic growth and to concentrate its efforts on its higher growth mother, infant and toddler products and preschool products.  The transaction was effective November 1, 2006, and the results of this sold business are presented as discontinued operations in the accompanying consolidated statements of operations and consolidated statements of cash flows.  A loss of $11.4 million and a gain of $0.1 million, both net of tax, on the sale were recognized on this transaction during the years ended December 31, 2006 and 2007, respectively.  The operations of the sold business, as well as the loss and the gain on the sale, are presented in (loss) income from discontinued operations, net of tax, on the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2007.

During 2006, the Company made the decision to discontinue its Racing Champions, JoyRide, AMT and certain Ertl die-cast model kit automotive collectible product lines.  As a result of discontinuing certain of these product lines, the Company recorded a non-cash restructuring charge of $14.5 million, or $9.1 million, net of estimated tax benefits, or $0.42 per diluted share, for the year ended December 31, 2006, to write-off undepreciated tooling costs and unamortized intangible assets and to provide inventory and royalty reserves.

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Net sales. Net sales decreased $52.0 million, or 10.6%, to $437.0 million for 2008 from $489.0 million for 2007.  Net sales in our North America segment decreased 14.3% and net sales in our international segment increased 2.2%, which was negatively impacted by 4.7% in changes from currency exchange rates.

Net sales for the year ended December 31, 2008, excluding $2.3 million in net sales of discontinued product lines and $(0.3) million of recall-related items, were $434.4 million, a decrease of 8.0% when compared with net sales for the year ended December 31, 2007, excluding $22.2 million in net sales of discontinued product lines and $5.6 million of recall-related items, of $472.4 million.  Information in this paragraph regarding net sales, excluding recall-related items and excluding discontinued product lines, constitutes non-GAAP financial information.  See discussion of “Non-GAAP Financial Information” below.  A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2008 actual	$437.0
Add: recall-related items	(0.3)
Deduct: discontinued product lines	2.3
As adjusted	$434.4

2007 actual	$489.0
Add: recall-related items	5.6
Deduct: discontinued product lines	22.2
As adjusted	$472.4

Net sales decreases occurred in both our mother, infant and toddler products category and our preschool, youth and adult products category.

Net sales in our preschool, youth and adult products category decreased 15.0% primarily driven by declines in our licensed toy product lines and ride-ons and lower sales of discontinued product lines, which offset the increase generated from our new Caring Corners product line.  Excluding net sales of discontinued product lines and recall-related items, net sales in our preschool, youth and adult products category decreased 10.8%.  Net sales in our mother, infant and toddler products category decreased 3.5%, primarily driven by decreases in our infant and toddler toys and care product lines, somewhat offset by increases in our infant feeding and infant and toddler gear product lines.  Information in this paragraph regarding net sales in our preschool, youth and adult products category excluding recall-related items and excluding discontinued product lines constitutes non-GAAP financial information.  See discussion of “Non-GAAP Financial Information” below.

A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2008	2007	Difference	% Change
Preschool, youth and adult products actual	$258.5	$304.1	$(45.6)	(15.0)%
Add: recall-related items	(0.3)	4.9	(5.2)	(106.1)
Deduct: discontinued product lines	2.3	22.2	(19.9)	(89.6)%
As adjusted	$255.9	$286.8	$(30.9)	(10.8)%

Gross profit.  Gross profit decreased $22.5 million, or 10.5%, to $191.8 million for 2008 from $214.3 million for 2007.  The gross profit margin, as a percentage of net sales, increased slightly to 43.9% for 2008 compared to 43.8% for 2007.  Gross profit for the year ended December 31, 2008, includes $2.7 million for a write-off of tooling and $0.2 million of severance charges, partially offset by recall-related recoveries of $1.5 million.  Gross profit for the year ended December 31, 2007, includes $10.2 million of recall-related items.  Excluding these non-recurring charges, gross profit margin was adversely affected by a less favorable product mix and higher product costs, which were partially offset by cost improvement initiatives and price increases.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $5.7 million, or 3.5%, to $155.9 million for 2008 from $161.6 million for 2007.  The decrease in selling, general and administrative expenses is primarily due to lower marketing and variable sales costs, partially offset by $2.0 million of severance and other related charges.  As a percentage of net sales, selling, general and administrative expenses increased to 35.7% for 2008 from 33.0% for 2007 resulting from reduced sales leverage, as a portion of these costs are fixed in nature.

Operating income (loss). The Company reported an operating loss of $238.0 million, or 54.5% of net sales, for 2008, as compared to operating income of $33.8 million, or 6.9% of net sales, for 2007.  Operating loss for the year ended December 31, 2008 includes an impairment of goodwill and other intangible assets of $255.9 million, recall-related items of $14.3 million, a $2.7 million write-off of tooling, $2.2 million of severance and other related charges, a $2.1 million write-off of investment and $1.4 million of terminated acquisition costs.  Operating income for the year ended December 31, 2007, was negatively impacted by $28.3 million of recall-related items and $8.3 million of investment spending to support our new product launches and to build consumer awareness of our owned brands.

Interest expense. Interest expense of $6.6 million for 2008 and $2.7 million for 2007 relates primarily to the bank term loan and line of credit.  The increase in interest expense for 2008 was primarily due to the increase in average outstanding debt balances.

Income tax. Income tax expense (benefit) for the years ended December 31, 2007 and 2008, includes provisions for federal, state and foreign income taxes at an effective rate of 36.6% and a benefit of 14.8%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  The decrease in the effective tax rate primarliy resulted from the goodwill impairment, the majority of which was non-tax deductible.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Net sales.  Net sales decreased $29.8 million, or 5.7%, to $489.0 million for 2007 from $518.8 million for 2006.  Net sales in our North America segment decreased 11.8% and net sales in our international segment increased 24.5%, which includes a 9.5% benefit in changes from currency exchange rates.

Net sales for the year ended December 31, 2007, excluding $22.2 million in net sales of discontinued product lines and $5.6 million of recall-related items, were $472.4 million, a decrease of 1.9% when compared with net sales for the year ended December 31, 2006, excluding $37.4 million in net sales of discontinued product lines, of $481.4 million.  Information in this paragraph regarding net sales, excluding recall-related items and excluding discontinued product lines, constitutes non-GAAP financial information.  See discussion of “Non-GAAP Financial Information” below.  A reconciliation to the nearest GAAP financial measure follows:

(in millions)	Net Sales
2007 actual	$489.0
Deduct: discontinued product lines	22.2
Add: recall-related items	5.6
As adjusted	$472.4

2006 actual	$518.8
Deduct: discontinued product lines	37.4
As adjusted	$481.4

Net sales decreases occurred in our preschool, youth and adult products category, but this decrease was partially offset by an increase in our mother, infant and toddler products category.

Net sales in our preschool, youth and adult products category decreased 11.4%, primarily driven by declines in our licensed toy product lines and ride-ons and lower sales of discontinued product lines, which offset the increases generated from new product launches.  Excluding net sales of discontinued product lines and recall-related items, net sales in our preschool, youth and adult products category decreased 6.3%.  Net sales in our mother, infant and toddler products category increased 5.2%, primarily driven by our Take & Toss toddler self-feeding system, our Soothie™ bottle feeding system, our American Red Cross health and wellness products marketed under our The First Years by Learning Curve brand and the newly re-launched Lamaze infant development products.  Excluding recall-related items and net sales related to discontinued product lines, net sales in our mother, infant and toddler products category increased 5.8%.  Information in this paragraph regarding net sales in our mother, infant and toddler products category excluding recall-related items and excluding discontinued product lines and in our preschool, youth and adult products category excluding recall-related items and excluding discontinued product lines constitutes non-GAAP financial information.  See discussion of “Non-GAAP Financial Information” below.

A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2007	2006	Difference	% Change
Mother, infant and toddler products actual	$184.9	$175.7	$9.2	5.2%
Add: recall related items	0.7	—	0.7	—
Deduct: discontinued product lines	—	0.3	(0.3)	—
As adjusted	$185.6	$175.4	$10.2	5.8%

Preschool, youth and adult products actual	$304.1	$343.1	$(39.0)	(11.4)%
Add: recall-related items	4.9	—	4.9	—
Deduct: discontinued product lines	22.2	37.1	(14.9)	(40.2)%
As adjusted	$286.8	$306.0	$(19.2)	(6.3)%

Gross profit.  Gross profit decreased $26.9 million, or 11.2%, to $214.3 million for 2007 from $241.2 million for 2006.  The gross profit margin, as a percentage of net sales, decreased to 43.8% for 2007 compared to 46.5% for 2006.  This decrease was primarily due to a less favorable product mix, higher product costs than that experienced in the prior year and $10.2 million of recall-related items.  Gross profit for the year ended December 31, 2006, was negatively impacted by the $1.9 million restructuring charge related to the discontinuance of the automotive collectible product lines.  There were no major changes in the components of cost of sales.

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

Operating income.  Operating income decreased to $33.8 million for 2007 from $72.2 million for 2006.  As a percentage of net sales, operating income decreased to 6.9% for 2007 from 13.9% for 2006.  Operating income for the year ended December 31, 2007, was negatively impacted by $28.3 million of recall-related items and $8.3 million of investment spending to support our new product launches and to build consumer awareness of our owned brands.  Operating income for the year ended December 31, 2006, includes a $14.5 million restructuring charge related to the discontinuance of the automotive collectible product lines.

Interest expense. Interest expense of $2.7 million for 2007 and $4.4 million for 2006 relates primarily to bank term loans and lines of credit.  The decrease in interest expense for 2007 was primarily due to the decrease in average outstanding debt balances partially offset by higher average interest rates and the write-off of $0.2 million of deferred financing fees related to the Company’s voluntary payment of the remaining balance of its term loan.

Income tax. Income tax expense for the years ended December 31, 2006 and 2007 includes provisions for federal, state and foreign income taxes at an effective rate of 35.9% and 36.6%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  These discrete items are primarily the cause of the variation of the effective tax rate between years.

Non-GAAP Financial Information

This section includes non-GAAP financial information consisting of net sales excluding recall-related items and excluding discontinued product lines.  Internally, we use this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of our results with those of our competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  Because the sales related to discontinued product lines have decreased significantly as the Company sells off the remaining inventory and recall-related items have decreased significantly, the Company believes that the presentation of this non-GAAP financial information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.  Our operating activities generated cash of $17.5 million in 2008, $63.5 million in 2007 and $61.8 million in 2006.

Working capital increased $58.7 million to $125.8 million at December 31, 2008, from $67.1 million at December 31, 2007.  Cash and cash equivalents decreased $25.7 million to $32.1 million at December 31, 2008, from $57.8 million at December 31, 2007.  Our accounts receivable decreased $18.7 million to $91.6 million at December 31, 2008, from $110.3 million at December 31, 2007, primarily due to lower sales in the fourth quarter of 2008 and the impact of changes in foreign currency exchange rates.  Our inventory level decreased $3.0 million to $74.0 million at December 31, 2008, from $77.0 million at December 31, 2007, primarily due to the impact of changes in foreign currency exchange rates and lower inventory purchases as a result of lower anticipated sales volume.  Accounts payable and accrued recall-related costs decreased $16.7 million to $31.9 million at December 31, 2008, from $48.6 million at December 31, 2007, primarily due to lower inventory purchases and lower recall-related items, and our short-term debt decreased $80.0 million to $15.0 million at December 31, 2008, from $95.0 million at December 31, 2007.

Net cash used in investing activities was $9.5 million in 2008, $20.3 million in 2007 and $8.3 million in 2006. The decrease in 2008 was primarily attributable to the 2007 acquisitions of Angel’s Landing, Inc. and Mother’s Intuition Inc.  Capital expenditures, primarily for molds and tooling, in 2008 and 2007 were $9.4 million and $11.5 million, respectively, and we expect capital expenditures for 2009, principally for molds and tooling, to be in the range of $10.0 million to $11.0 million.

Net cash used in financing activities was $26.0 million in 2008, $12.3 million in 2007 and $54.5 million in 2006.  Payments of outstanding debt under our credit facility were $173.0 million for the year ended December 31, 2008, all of which were made on our line of credit, and $22.4 million for the year ended December 31, 2007, all of which were made on our term loan.  Borrowings under our credit facility were $75.0 million on our term loan and $98.1 million on our line of credit during the year ended December 31, 2008, and $95.0 million on our line of credit during the year ended December 31, 2007.  During the year ended December 31, 2008, we purchased $24.7 million of our common stock, which we funded primarily with cash from operations.

On November 3, 2008, the Company entered into a new credit facility to replace its previous credit facility.  The credit facility is comprised of a $75.0 million term loan and a $70.0 million revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% to 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At December 31, 2008, the applicable margins in effect were 3.00% for LIBOR borrowings and 2.00% for base rate borrowings.  Principal payments on the term loan commence on March 31, 2009, at a rate of $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  The Company is also required to pay a commitment fee which varies between 0.45% to 0.50% per annum on the average daily unused portion of the revolving line of credit.  At December 31, 2008, the commitment fee in effect was 0.50% per annum.

Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit to $30.0 million for a period of 60 consecutive days during the first four calendar months of 2009.  The clean down provision limits decrease to $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  On December 31, 2008, the Company had $95.1 million outstanding on this credit facility and was in compliance with all covenants.  As of the date of the filing of this report, the Company has met its clean down provision requirement for the year 2009.

In conjunction with this new credit facility, the Company incurred approximately $2.4 million in financing fees which are included in other non-current assets in the accompanying consolidated balance sheet at December 31, 2008, and are being charged to interest expense under the effective interest rate method in the accompanying consolidated statements of operations through the term of the credit agreement, which is currently November 1, 2011.

Prior to November 3, 2008, the Company had a credit facility, as amended, which was comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provided for an additional $75.0 million of capacity under the revolving line of credit, which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid and was no longer available for borrowing.  The revolving line of credit was to be available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45%, plus applicable margin, through the first three years of the facility.  The remaining term loan and revolving line of credit bore interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin was based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varied between 0.75% and 1.625%.  The Company was also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  On September 12, 2008, the Company entered into an amendment which extended the maturity date of this credit facility to November 14, 2008 and revised the applicable margin to vary from 2.00% to 3.50% and the commitment fee to vary from 0.40% to 0.50% per annum.  This credit facility was replaced by the November 3, 2008, credit facility discussed above.

The Company’s Hong Kong subsidiary maintains credit facilities with two banks providing for documentary and letter of credits of up to approximately $5.0 million and overdraft protection of up to $0.2 million.  Amounts borrowed are due on demand, but are generally available for 90 days, bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company.  As of December 31, 2008, there was $0.5 million outstanding under these credit facilities.  No amounts were outstanding under these credit facilities at December 31, 2007.

The following table summarizes our significant contractual commitments at December 31, 2008:

	Payment Due by Period
(in thousands) Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and beyond
Long-term debt (including current portion)	$95,120	$15,000	$80,120	$—	$—
Estimated future interest payments on long-term debt (1)	10,082	4,239	5,843	—	—
Minimum guaranteed royalty payments	38,528	8,728	17,150	12,650	—
Operating leases	22,765	4,320	5,319	3,887	9,239
Unconditional purchase obligations	30,565	16,133	14,432	—	—
Total contractual cash obligations	$197,060	$48,420	$122,864	$16,537	$9,239

(1) Estimated future interest payments on our long-term debt were based upon the interest rates in effect at December 31, 2008 and the balance outstanding on the line of credit at December 31, 2008.

In February 2007, we announced that our Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of our common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  Under this program, shares could be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors.  Shares repurchased are held as treasury shares.  During the year ended December 31, 2008, the Company repurchased 1.2 million shares for $24.7 million under this program.  Through December 31, 2008, the Company had repurchased an aggregate of 4.1 million shares for $112.6 million under the $150.0 million stock repurchase authorization.  These repurchases were funded with borrowings on the Company’s previous credit facility and with cash flow from operations.

We believe that our cash flows from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs in 2009.  Due to seasonal increases in demand for our products, our working capital is typically highest during the third and fourth quarters, and our debt levels are highest during the second and third quarters.  Although operating activities are expected to provide sufficient cash, any significant future product or property acquisitions, including up-front licensing payments, may require additional debt or equity financing.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the years ended December 31, 2006, 2007 and 2008.

Critical Accounting Policies and Estimates

The Company makes certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  The accounting policies include significant estimates made by management using information available at the time the estimates are made.  However, as described below, these estimates could change materially if different information or assumptions were used.

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

Inventory.  Inventory, which consists primarily of finished goods, has been written down for excess quantities and obsolescence, and is stated at the lower of cost or market.  Cost reasonably approximates the first-in, first-out method and includes all costs necessary to bring inventory to its existing condition and location.  Market represents the lower of replacement cost or estimated net realizable value.  Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory.  The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand, sales projections and order bookings.  Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management, as well as discontinuance of products or product lines, could impact the inventory valuation.

Impairment of long-lived assets, goodwill and other intangible assets.  Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred.  Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under this Statement, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment.  The next test for impairment will be as of October 1, 2009, and will be completed in the fourth quarter of 2009.  The Company’s management reviews for indicators that might suggest an impairment loss could exist.  Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets.  Various uncertainties, including changes in consumer preferences, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.  Intangible assets that have finite useful lives are amortized over their useful lives. The Company adopted SFAS No. 142 on January 1, 2002.  Goodwill had been amortized over 40 years on a straight-line basis through December 31, 2001.  In the fourth quarter of 2008, the Company recorded an impairment charge, writing-off its entire balance of goodwill (see Note 5-Goodwill and Intangible Assets).

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Management considers certain tax exposures and all available evidence when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  If the available evidence were to change in the future, an adjustment to the tax-related balances may be required.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities in the accompanying consolidated balances sheets.

Product recalls.  The Company establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs, shipping costs and fines and penalties are considered when establishing a product recall reserve.  In 2007 and 2008, the Company also considered additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and plaintiffs' legal fees related to settlement of the class action lawsuits.    The Company's legal costs to defend recall-related matters are expensed as incurred.  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

Accrued allowances.  The Company ordinarily accepts returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Other allowances can also be issued primarily for defective merchandise, volume programs and co-op advertising.  All allowances are accrued throughout the year, as sales are recorded.  The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates.  For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved.  The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the target for the participating customer will not be reached, the Company will change the estimate for that customer as required.

Accrued royalties.  Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period, as well as management estimates for additional royalty exposures.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalties may be paid to various licensors on a single product.  Royalty expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This Statement will replace SFAS No. 141, “Business Combinations.”  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this Statement on January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  This Statement is effective for the financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  In accordance with FSP FAS No. 157-2, the Company has only adopted the provisions for SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008.  Based upon this one year deferral, the provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities.  The major category of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS No. 157, is intangible assets.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at December 31, 2008, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.4 million per month.  The Company determined these amounts based on $95.1 million of variable rate borrowings at December 31, 2008, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 23.0% of net sales in 2008 denominated in British pounds sterling, Australian dollars, Euro dollars and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  During 2005, China revalued the Chinese Renminbi, abandoning the former method of pegging the Chinese Renminbi to the U.S. dollar.  As a result, any material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company's expenses, and therefore, could adversely affect the Company's profitability.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the year ended December 31, 2008, would have changed the total dollar amount of our gross profit by 10.8%.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in the British pound sterling, the Australian dollar or the Euro dollar for the year ended December 31, 2008, individually would have not had a significant impact on the Company’s earnings.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euro dollars from its foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries, effectively in U.S. dollars.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling and the Australian dollar for the year ended December 31, 2008, would have changed the total dollar amount of out gross profit by 1.4% and 0.6%, respectively.  The Company is not currently using and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

Financial Statements

Our consolidated financial statements and notes thereto are filed under this item beginning on page F-1 of this report.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations for 2007 and 2008.  We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented.  You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission.  The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Fiscal Year 2007
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales (1)	$112,593	$92,990	$144,843	$138,573
Cost of sales (2)	62,131	53,544	78,552	75,832
Recall-related items	—	1,703	2,408	513
Gross profit	50,462	37,743	63,883	62,228
Selling, general and administrative expenses (2)	37,768	32,722	42,680	48,390
Amortization of intangible assets	213	213	208	259
Recall-related items	—	2,233	5,270	10,565
Operating income	12,481	2,575	15,725	3,014
Interest expense	560	175	576	1,401
Interest income	(258)	(325)	(221)	(393)
Other income	(466)	(110)	(411)	(781)
Income before income taxes	12,645	2,835	15,781	2,787
Income tax expense	4,586	485	5,012	2,389
Income from continuing operations	8,059	2,350	10,769	398
Income from discontinued operations, net of tax	—	110	—	—
Net income	$8,059	$2,460	$10,769	$398
Basic earnings per common share:
Income from continuing operations	$0.38	$0.11	$0.52	$0.02
Income from discontinued operations	—	0.01	—	—
Net income	$0.38	$0.12	$0.52	$0.02
Diluted earnings per common share:
Income from continuing operations	$0.37	$0.11	$0.52	$0.02
Income from discontinued operations	—	—	—	—
Net income	$0.37	$0.11	$0.52	$0.02
Weighted average shares outstanding:
Basic	21,116	21,225	20,523	18,743
Diluted	21,519	21,611	20,850	19,060
(1)  Net sales for Q2, Q3 and Q4 2007 include $(2.4) million, $(1.7) million and $(1.5) million, respectively, of recall-related items.
(2)  Depreciation expense was $3.6 million, $3.6 million, $3.3 million and $3.4 million for Q1, Q2, Q3 and Q4 2007, respectively.

	Fiscal Year 2008
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales (1)	$93,290	$89,193	$132,856	$121,690
Cost of sales (2)	50,748	48,300	72,114	75,139
Recall-related items	20	401	(1,357)	(178)
Gross profit	42,522	40,492	62,099	46,729
Selling, general and administrative expenses (2)	36,453	34,909	41,026	43,515
Amortization of intangible assets	225	226	219	219
Impairment of goodwill and other intangible assets	—	—	—	255,853
Recall-related items	1,420	15,229	(1,464)	597
Terminated acquisition costs	—	—	1,416	(17)
Operating income (loss)	4,424	(9,872)	20,902	(253,438)
Interest expense	1,464	1,200	1,714	2,206
Interest income	(389)	(460)	(476)	(254)
Write-off of investment	—	—	2,057	—
Other (income) expense	(448)	390	229	(3,724)
Income (loss) before income taxes	3,797	(11,002)	17,378	(251,666)
Income tax expense (benefit)	1,796	(4,589)	6,269	(39,217)
Net income (loss)	$2,001	$(6,413)	$11,109	$(212,449)
Earnings (loss) per common share:
Basic	$0.11	$(0.37)	$0.65	$(12.32)
Diluted	$0.11	$(0.37)	$0.64	$(12.32)
Weighted average shares outstanding:
Basic	17,912	17,260	17,210	17,245
Diluted	18,180	17,260	17,463	17,245
(1)  Net sales for Q1, Q2 and Q3 2008 include $(32) thousand, $(33) thousand and $406 thousand, respectively, of recall-related items.
(2)  Depreciation expense was $3.1 million, $3.1 million, $3.2 million and $6.0 million for Q1, Q2, Q3 and Q4 2008, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of December 31, 2008, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control of over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page F3 hereof.

Item 9B.  Other Information

On February 25, 2009, the Company's Board of Directors adopted an amendment to the RC2 Corporation 2005 Stock Incentive Plan (the 2005 Stock Incentive Plan).  The amendment to the 2005 Stock Incentive Plan authorizes the grant of stock settled stock appreciation rights under the 2005 Stock Incentive Plan.  A copy of the 2005 Stock Incentive Plan, as amended, and the form of stock appreciation right grant agreement are attached hereto as exhibits and are incorporated by reference.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters-Audit Committee Financial Experts” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2009.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters-Code of Business Ethics” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Daniel M. Wright (Chairman), John J. Vosicky, Michael J. Merriman, Jr., and Linda A. Huett.

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2009.

The information incorporated by reference from the “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under “Security Ownership” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2009.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2008, for the Company’s equity compensation plans, including the RC2 Corporation 2005 Sock Incentive Plan (2005 Plan), the Racing Champions Ertl Corporation Stock Incentive Plan, the RC2 Corporation Employee Stock Purchase Plan (ESPP) and the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan.  All of these plans have been approved by the Company’s stockholders, other than the Wheels Sports Group, Inc. 1996 Omnibus Stock Plan, which was approved by Wheels Sports Group’s stockholders and assumed by the Company following its acquisition of Wheels Sports Group in 1998.  The Wheels Sports Group, Inc. 1996 Omnibus Stock Plan and the Racing Champions Ertl Corporation Stock Incentive Plan are dormant, and no future issuances are allowed under these plans.
Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	1,921,142	$22.80	1,525,561
Equity compensation plans not approved by stockholders	—	—	—
Total	1,921,142	$22.80	1,525,561

(1)  Number of common shares available for future issuance under equity compensation plans includes 451,706 shares related to the ESPP and 1,073,855 shares related to the 2005 Plan.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the discussions under “Transactions with Related Persons” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2009.  Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2009.

Item 14.  Principal Accountant Fees and Services

Information regarding the fees and services of the independent registered public accounting firm is incorporated herein by reference to the discussion under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2009.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2007 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2007 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule for the Years Ended December 31, 2006, 2007 and 2008:

Schedule Number	Description	Page
II	Valuation and Qualifying Accounts	42

All other schedules for which provision is made in the applicable accounting regulations of the
Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.	Exhibits

2.1
Asset Purchase Agreement, dated as of June 20, 2008, among Learning Curve Brands, Inc., RC2 Australia Pty. Ltd., Racing Champions International Limited, Learning Curve Mexico S. de R.L. de C.V., RC2 Limited, RC2 (Asia) Limited, Publications International, Ltd., PIL, L.L.C., JRS Distribution Co., Publications International Limited Partnership, Publications International, Ltd. L.P. and Publications International, Ltd. S. de R.L. de C.V. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on June 26, 2008).

2.2	Termination Agreement, dated as of September 29, 2008, among Learning Curve Brands, Inc., RC2Australia Pty. Ltd., Racing Champions International Limited, Learning Curve Mexico S. de R.L. de C.V., RC2 Limited, RC2 (Asia) Limited, Publications International, Ltd., PIL, L.L.C., JRS Distribution Co., Publications International Limited Partnership, Publications International, Ltd. L.P. and Publications International, Ltd. S. de R.L. de C.V. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on October 1, 2008).

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

10.1*
Employment Agreement, dated April 1, 2008, between the Company and Curtis W. Stoelting (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.2*
Employment Agreement, dated April 1, 2008, between the Company and Peter J. Henseler (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.3*
Employment Agreement, dated November 5, 2008, between the Company and Peter A. Nicholson, (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 5, 2008 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on November 10, 2008).

10.4*
Employment Agreement, dated April 1, 2008, between the Company and Helena Lo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.5*
Employment Agreement, dated April 1, 2008, between the Company and Gregory J. Kilrea (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.6*
Employment Agreement, dated April 1, 2008, between the Company and Jody L. Taylor (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.7*	Employment Agreement, dated November 5, 2008, between the Company and Jody L. Taylor.

10.8*	RC2 Corporation 2005 Stock Incentive Plan, as amended.

10.9*
Form of Non Statutory Stock Option Grant Agreement for the RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.10*	Form of Stock Appreciation Right Grant Agreement for RC2 Corporation 2008 Stock Incentive Plan.

10.11*
RC2 Corporation 2008 Incentive Bonus Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 12, 2008).

10.12*	Outside Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.13*
Amendment to Outside Director Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-22635)).

10.14*
Racing Champions Ertl Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.15*	Wheels Sports Group, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

10.16*
RC2 Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 4, 2007 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2007).

10.17
Credit Agreement, dated as of November 3, 2008, among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, BMO Capital Markets as sole lead arranger and sole book runner, and other lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-22635)).

10.18
First Amendment to Credit Agreement, dated as of February 12, 2009, among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, and the other lenders named therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 12, 2009 (File No. 0-22635)).

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

________________________

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

Date: March 2, 2009	RC2 CORPORATION
By /s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Curtis W. Stoelting and Peter A. Nicholson, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.

/s/ Robert E. Dods	Chairman of the Board and Director	March 2, 2009
Robert E. Dods

/s/ Curtis W. Stoelting	Chief Executive Officer and	March 2, 2009
Curtis W. Stoelting	Director (Principal Executive Officer)

/s/ Peter A. Nicholson	Chief Financial Officer	March 2, 2009
Peter A. Nicholson	(Principal Financial and Accounting Officer)

/s/ Peter J. Henseler	Director	March 2, 2009
Peter J. Henseler

/s/ Linda A. Huett	Director	March 2, 2009
Linda A. Huett

/s/ Paul E. Purcell	Director	March 2, 2009
Paul E. Purcell

/s/ John S. Bakalar	Director	March 2, 2009
John S. Bakalar

/s/ John J. Vosicky	Director	March 2, 2009
John J. Vosicky

/s/ Daniel M. Wright	Director	March 2, 2009
Daniel M. Wright

/s/ Thomas M. Collinger	Director	March 2, 2009
Thomas M. Collinger

/s/ Michael J. Merriman, Jr.	Director	March 2, 2009
Michael J. Merriman, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

Under date of March 3, 2009, we reported on the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 3, 2009

Schedule II

Description
Valuation and Qualifying Accounts
(in thousands)
Description	Balance at Beginning of Year	(Credited) Charged to Costs and Expenses	(Credited) Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$3,073	$(283)	$(50)	$(989)	$1,751
Year ended December 31, 2007	1,751	1,148	41	(1,132)	1,808
Year ended December 31, 2008	$1,808	$1,415	$(223)	$(1,207)	$1,793

INDEX TO FINANCIAL STATEMENTS

RC2 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited the accompanying consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RC2 Corporation and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RC2 Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited RC2 Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  RC2 Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, RC2 Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 3, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
March 3, 2009

CONSOLIDATED BALANCE SHEETS
	December 31,
(in thousands)	2007	2008
Assets
Current assets:
Cash and cash equivalents	$57,809	$32,095
Accounts receivable, net of allowances for doubtful accounts of $1,808 and $1,793	110,317	91,647
Other receivables	1,910	1,764
Inventory	77,034	73,989
Deferred and prepaid taxes, net	11,274	11,898
Prepaid expenses	6,023	5,900
Total current assets	264,367	217,293
Property and equipment:
Land	686	686
Buildings and improvements	9,334	9,517
Tooling	108,524	109,545
Other equipment	22,760	24,122
	141,304	143,870
Less accumulated depreciation	(104,011)	(112,969)
	37,293	30,901
Goodwill	247,814	—
Intangible assets, net	96,675	82,504
Other non-current assets	4,096	5,952
Total assets	$650,245	$336,650
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,985	$25,873
Accrued expenses	15,529	13,529
Accrued recall-related costs	14,594	6,036
Accrued allowances	20,610	17,648
Accrued royalties	14,358	10,900
Line of credit	95,000	—
Current maturities of bank term loan	—	15,000
Other current liabilities	3,163	2,508
Total current liabilities	197,239	91,494
Line of credit	—	20,120
Bank term loan	—	60,000
Deferred income taxes	47,586	5,470
Other non-current liabilities	8,042	10,877
Total liabilities	252,867	187,961
Commitments and contingencies
Stockholders’ equity:
Common stock, voting, $0.01 par value, 28,000 shares authorized, 23,072 shares issued and 18,320 shares outstanding at December 31, 2007, and 23,186 shares issued and 17,245 shares outstanding at December 31, 2008	231	232
Additional paid-in capital	239,021	246,284
Accumulated other comprehensive income (loss)	12,918	(13,949)
Retained earnings	241,709	37,232
	493,879	269,799
Treasury stock, at cost, 4,752 shares at December 31, 2007, and 5,941 shares at December 31, 2008	(96,501)	(121,110)
Total stockholders’ equity	397,378	148,689
Total liabilities and stockholders’ equity	$650,245	$336,650
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2006	2007	2008
Net sales, including recall-related items of $(5,596) and $341 for the years ended December 31, 2007 and 2008, respectively	$518,829	$488,999	$437,029
Cost of sales, related parties	27,599	15,406	4,761
Cost of sales, other	248,155	254,653	241,540
Restructuring charge related to discontinued automotive collectibles	1,872	—	—
Recall-related items	—	4,624	(1,114)
Gross profit	241,203	214,316	191,842
Selling, general and administrative expenses	155,180	161,560	155,903
Amortization of intangibles	1,149	893	889
Impairment of goodwill and other intangible assets	—	—	255,853
Restructuring charge related to discontinued automotive collectibles	12,631	—	—
Recall-related items	—	18,068	15,782
Terminated acquisition costs	—	—	1,399
Operating income (loss)	72,243	33,795	(237,984)
Interest expense	4,375	2,712	6,584
Interest income	(910)	(1,197)	(1,579)
Write-off of investment	—	—	2,057
Other expense (income)	530	(1,768)	(3,553)
Income (loss) from continuing operations before income taxes	68,248	34,048	(241,493)
Income tax expense (benefit)	24,478	12,472	(35,741)
Income (loss) from continuing operations	43,770	21,576	(205,752)
(Loss) income from discontinued operations, net of tax	(9,676)	110	—
Net income (loss)	$34,094	$21,686	$(205,752)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$2.09	$1.05	$(11.82)
(Loss) income from discontinued operations	(0.46)	0.01	—
Net income (loss)	$1.63	$1.06	$(11.82)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$2.04	$1.04	$(11.82)
(Loss) income from discontinued operations	(0.45)	0.01	—
Net income (loss)	$1.59	$1.05	$(11.82)
Weighted average shares outstanding:
Basic	20,884	20,395	17,406
Diluted	21,377	20,748	17,406
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Total Stockholders’	Comprehensive
(in thousands)	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Earnings	Equity	Income (Loss)
Balance, December 31, 2005	20,718	$225	1,831	$(8,660)	$1,127	$219,647	$186,612	$398,951
Net income	—	—	—	—	—	—	34,094	34,094	$34,094
Stock issued upon option exercise	327	4	—	—	—	3,614	—	3,618	—
Tax benefit of stock option exercise	—	—	—	—	—	3,112	—	3,112	—
Stock issued under ESPP	7	—	(7)	37	—	175	—	212	—
Stock-based compensation expense	—	—	—	—	—	4,228	—	4,228	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	6,933	—	—	6,933	6,933
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(84)	—	—	(84)	(84)
Pension liability adjustment, net of tax	—	—	—	—	862	—	—	862	862
Comprehensive income									$41,805
Balance, December 31, 2006	21,052	$229	1,824	$(8,623)	$8,838	$230,776	$220,706	$451,926
Net income	—	—	—	—	—	—	21,686	21,686	$21,686
Stock issued upon option exercise	156	2	—	—	—	1,976	—	1,978	—
Tax benefit of stock option exercise	—	—	—	—	—	1,463	—	1,463	—
Stock issued under ESPP	6	—	(6)	59	—	116	—	175	—
Deferred compensation from restricted stock awards	40	—	—	—	—	495	—	495
Stock-based compensation expense	—	—	—	—	—	4,195	—	4,195	—
Treasury stock acquisition	(2,934)	—	2,934	(87,937)	—	—	—	(87,937)
FIN 48 adoption	—	—	—	—	—	—	(683)	(683)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	3,029	—	—	3,029	3,029
Pension liability adjustment, net of tax	—	—	—	—	1,051	—	—	1,051	1,051
Comprehensive income									$25,766
Balance, December 31, 2007	18,320	$231	4,752	$(96,501)	$12,918	$239,021	$241,709	$397,378
Net loss	—	—	—	—	—	—	(205,752)	(205,752)	$(205,752)
Stock issued upon option exercise	82	1	—	—	—	955	—	956	—
Tax benefit of stock option exercise	—	—	—	—	—	193	—	193	—
Stock issued under ESPP	9	—	(9)	51	—	125	—	176	—
Deferred compensation from restricted stock awards	32	—	—	—	—	589	—	589	—
Tax expense of restricted stock issuance	—	—	—	—	—	(88)	—	(88)
Stock-based compensation expense	—	—	—	—	—	5,489	—	5,489	—
Treasury stock acquisition	(1,198)	—	1,198	(24,660)	—	—	—	(24,660)	—
Previous years’ foreign currency translation net loss recorded as income tax expense	—	—	—	—	(1,275)	—	1,275	—	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(23,084)	—	—	(23,084)	(23,084)
Pension liability adjustment, net of tax	—	—	—	—	(2,508)	—	—	(2,508)	(2,508)
Comprehensive loss									$(231,344)
Balance, December 31, 2008	17,245	$232	5,941	$(121,110)	$(13,949)	$246,284	$37,232	$148,689
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2006	2007	2008
Operating activities
Net income (loss)	$34,094	$21,686	$(205,752)
Loss (income) from discontinued operations	9,676	(110)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,087	13,950	15,390
Impairment of goodwill and other intangible assets	2,824	—	255,853
Restructuring charge for write-off of tooling related to discontinuance of certain product lines	8,621	—	—
Write-off of investment	—	—	2,057
(Reduction of allowance) provision for uncollectible accounts	(562)	981	654
Amortization and write-off of deferred financing costs	696	587	944
Amortization of intangible assets	1,149	893	889
Stock-based compensation	3,856	4,705	6,078
Excess tax benefit on stock option exercises	(2,414)	(1,024)	(182)
Deferred income taxes	(2,453)	(360)	(41,809)
Other	18	(20)	(51)
Changes in operating assets and liabilities:
Accounts and other receivables	4,121	4,138	13,952
Inventory	(12,496)	8,488	(4,960)
Prepaid expenses	507	(462)	(503)
Other assets	—	(855)	(2,607)
Accounts payable and accrued expenses	565	12,112	(20,926)
Other liabilities	(74)	(1,283)	(1,490)
Net cash provided by continuing operations	62,215	63,426	17,537
Net cash (used in) provided by discontinued operations	(438)	110	—
Net cash provided by operating activities	61,777	63,536	17,537

Investing activities
Purchase of property and equipment	(14,396)	(11,467)	(9,422)
Proceeds from disposition of property and equipment	24	13	72
Purchase price of acquisitions, net of cash acquired	—	(9,033)	13
Proceeds from sale of discontinued operations	6,819	110	—
(Increase) decrease in other non-current assets	(1,243)	82	(141)
Net cash used in continuing operations	(8,796)	(20,295)	(9,478)
Net cash provided by discontinued operations	477	—	—
Net cash used in investing activities	(8,319)	(20,295)	(9,478)

CONSOLIDATED STATEMENTS OF CASH FLOWS – continued

	Year Ended December 31,
	2006	2007	2008
Financing activities
Issuance of stock upon option exercises	3,618	1,978	956
Excess tax benefit on stock option exercises	2,414	1,024	182
Issuance of stock under ESPP	212	175	176
Purchase of treasury stock	—	(87,937)	(24,660)
Borrowings on bank term loan	—	—	75,000
Payments on bank term loans	(42,250)	(22,438)	—
Net (payments) borrowings on lines of credit	(18,270)	95,000	(74,880)
Financing fees paid	(184)	(118)	(2,792)
Net cash used in continuing operations	(54,460)	(12,316)	(26,018)
Net cash provided by (used in) discontinued operations	—	—	—
Net cash used in financing activities	(54,460)	(12,316)	(26,018)
Effect of exchange rate changes on cash	1,105	1,519	(7,755)
Net increase (decrease) in cash and cash equivalents	103	32,444	(25,714)
Cash and cash equivalents, beginning of year	25,262	25,365	57,809
Cash and cash equivalents, end of year	$25,365	$57,809	$32,095
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$3,631	$2,172	$5,393
Cash paid for income taxes during the period	28,367	18,879	7,621
Cash refunds received from income taxes	$1,078	$1,289	$4,851
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

1.  DESCRIPTON OF BUSINESS

Founded in 1989, RC2 Corporation and Subsidiaries, (collectively, the Company or RC2), is a leading designer, producer and marketer of innovative, high-quality toys, collectibles, and infant and toddler products.  RC2’s infant, toddler and preschool products are marketed under its Learning Curve® family of brands, which includes The First Years® and Lamaze brands, as well as popular and classic licensed properties, such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere and Sesame Street.  RC2 markets its youth and adult products primarily under the Johnny Lightning® and Ertl® brands.  RC2 reaches its target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia, Asia Pacific and South America.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items.  The carrying amounts of the line of credit and the bank term loan approximate their fair value.

Derivative Instruments

The Company had no derivative instruments during the years ended December 31, 2006, 2007 and 2008.

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

Inventory

Inventory is recognized at the time title is transferred to the Company.  Title is transferred to the Company FOB shipping point.  Inventory, which consists primarily of finished goods, has been written down for excess quantities and obsolescence, and is stated at lower of cost or market.  Cost reasonably approximates the first-in, first-out method, and includes all costs necessary to bring inventory to its existing condition and location.  Market represents the lower of replacement cost or estimated net realizable value.  Inventory write-downs are recorded for damaged, obsolete, excess and slow-moving inventory.  The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand, sales projectons and order bookings.  Changes in public and consumer preferences and demand for product or changes in customer buying patterns and inventory management, as well as discontinuance of products or product lines, could impact the inventory valuation.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method for financial statement purposes at rates adequate to depreciate the cost of applicable assets over their expected useful lives.  Accelerated methods are used for income tax purposes.  Repairs and maintenance are charged to expense as incurred.  Gains and losses resulting from sales, dispositions or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.  The estimated useful lives in computing depreciation for financial statement purposes are as follows:

Asset Descriptions	Estimated Useful Life
Buildings and improvements	Lesser of lease term or 15 years
Tooling	3 - 7 years
Other equipment	2 - 10 years

In 2006, the Company recorded charges of $8.3 million and $0.3 million in the North America and International segments, respectively, to write-off undepreciated tooling related to the Company’s decision to discontinue its automotive collectibles product lines.  The charges for 2006 are included in the restructuring charge related to discontinued automotive collectibles within operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2006 (see Note 15 - Restructuring Charge – Discontinuance of Automotive Collectible Product Lines).  In 2008, the Company recorded charges of $2.7 million in the North America segment to write-off undepreciated tooling primarily related to discontinued product lines.  The charges for 2008 are included in cost of sales, other in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Goodwill and Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  The fair value of the Company's reporting units and its separately indentifiable intangible assets are determined based on the discounted cash flows associated with the reporting unit or indentifiable intangible asset.  The Company conducts testing for impairment during the fourth quarter of its fiscal year.  Intangible assets that do not have indefinite lives are amortized over their useful lives.  In the fourth quarter of 2008, the Company recorded an impaiment charge, writing-off its entire balance of goodwill (see Note 5 - Goodwill and Intangible Assets).

Other Non-Current Assets

Other non-current assets at December 31, 2007 and 2008, consist primarily of deferred financing fees, as well as the Company’s investments in the development of intellectual properties, including development of a media property under a collaborative arrangement.  In 2008, the Company recorded a $2.1 million non-cash write-off of an investment.  The deferred financing fees are being amortized over the related borrowing period.  Amortization and write-offs of deferred financing fees for the years ended December 31, 2006, 2007 and 2008, were $0.7 million, $0.6 million and $0.9 million, respectively, and are included in interest expense of the accompanying consolidated statements of operations.

Accrued Allowances

The Company ordinarily accepts returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Other allowances can also be issued primarily for defective merchandise, volume programs and co-op advertising.  All allowances are accrued throughout the year as sales are recorded.  The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates.  For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved.  The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the target for a participating customer will not be reached, the Company will change the estimate for that customer as required.

Accrued Royalties

Royalties are accrued based on the provisions in licensing agreements for amounts due on net sales during the period, as well as management’s estimates for additional royalty exposures.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalty agreements may be paid to various licensors on a single product.  Royalty expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation/Transactions

Foreign subsidiary assets and liabilities are recorded in their respective functional currencies and translated into U.S. dollars at the rates of exchange at the balance sheet date, while statement of operations accounts and cash flows are translated at the average exchange rates in effect during the period.  Unrealized gains and losses resulting from translation for the years ended December 31, 2006, 2007 and 2008, have been recorded as components of accumulated other comprehensive income (loss) in stockholders’ equity.  The net exchange losses resulting from transactions in foreign currencies for the year ended December 31, 2006, were $1.4 million.  The net exchange gains resulting from transactions in foreign currencies for the years ended December 31, 2007 and 2008, were $1.0 million and $2.8 million, respectively.  The net exchange losses and gains are included in other expense (income) in the accompanying consolidated statements of operations.

Included in the accompanying consolidated statement of stockholders’ equity in 2008 is an out of period adjustment to properly reflect foreign currency translation, recorded as income tax expense in previous years, as accumulated other comprehensive income (loss) as of December 31, 2008.  The adjustment decreased accumulated other comprehensive income (loss) and increased retained earnings as of December 31, 2008, and had no effect on total stockholders’ equity as of December 31, 2008.

Comprehensive Income (Loss)

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and pension liability adjustments, net of income tax effects, as part of the accompanying consolidated statements of stockholders’ equity.  The income tax expense (benefit) related to the components of comprehensive income (loss) in 2006, 2007 and 2008 was $0.5 million, $0.6 million and $(1.8) million, respectively.

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

The Company ordinarily accepts returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Other allowances can also be issued primarily for defective merchandise, volume programs and co-op advertising.  Allowances are accrued throughout the year, as sales are recorded.

Shipping and Handling Costs

Shipping and handling costs, which comprise only those costs incurred to transport products to the customer, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2006, 2007 and 2008, shipping and handling costs were $17.3 million, $22.5 million and $14.0 million, respectively.  Shipping and handling costs for the year ended December 31, 2007 and 2008, include items related to the 2007 recalls of $5.0 million and $(1.8) million, respectively.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising expense, including promotion and placement costs, for the years ended December 31, 2006, 2007 and 2008, was $12.4 million, $20.7 million and $17.2 million, respectively.  Advertising expense is included in net sales and selling, general and administrative expenses in the accompanying consolidated statements of operations.

Prepaid advertising expenses, such as prepayments on magazine advertisements and artwork costs of $0.2 million and an immaterial amount, are included in prepaid expenses in the accompanying consolidated balance sheets at December 31, 2007 and 2008, respectively.

Product Recalls

The Company establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs, shipping costs and fines and penalties, are considered when establishing a product recall reserve.  In 2007 and 2008, the Company also considered additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and plaintiffs' legal fees related to settlement of the class action lawsuits (see Note 16 - Product Recalls).  The Company's legal costs to defend recall-related matters are expensed as incurred.  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”  The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006.

The fair value of stock options granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option pricing model.  Prior to 2007, the Company calculated the expected volatility factor for those options issued under the stock incentive plans to correspond with the average volatility factor of those companies included in a peer group study.  The historical stock price movements of the Company’s common stock had not been considered a good indicator of expected future volatility because the Company’s business had changed significantly as a result of acquisitions completed.  However, the Company continued to monitor its actual volatility to assess whether its historical price movements over the expected option term were a good indicator of expected future results and began using Company-specific volatility in 2007.

The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option pricing model.  The expected term of the stock options granted represents the period of time that stock options granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Management considers certain tax exposures and all available evidence when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments to the tax-related balances.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets.

The Company collects taxes imposed by governmental authorities, including sales taxes, which are generated from revenue-producing transactions between the Company and its customers, and remits such taxes directly to these governmental authorities.  The Company records these taxes on a net basis, therefore having no impact on the Company’s consolidated statements of operations.

Earnings (Loss) Per Common Share from Continuing Operations

The Company computes earnings (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share.”  Under the provisions of SFAS No. 128, basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The following table discloses the components of earnings (loss) per common share from continuing operations as required by SFAS No. 128:

	Year Ended December 31,
(in thousands, except per share data)	2006	2007	2008
Income (loss) from continuing operations	$43,770	$21,576	$(205,752)
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	20,884	20,395	17,406
Add effect of diluted securities – assumed exercise of stock options and vesting of restricted stock awards	493	353	—
Weighted average common and common equivalent shares outstanding	21,377	20,748	17,406

Basic earnings (loss) per common share from continuing operations	$2.09	$1.05	$(11.82)
Diluted earnings (loss) per common share from continuing operations	$2.04	$1.04	$(11.82)

The computation of diluted earnings (loss) per common share from continuing operations excludes 447,975 shares, 571,586 shares and 1,921,142 shares in 2006, 2007 and 2008, respectively, because the options were anti-dilutive. Additionally, unvested restricted stock awards of 57,851 were not included in the computation of diluted earnings (loss) per common share for the year ended December 31, 2008.  Because actual results for 2008 generated a loss from continuing operations, any potential common shares would be anti-dilutive, and accordingly, were excluded from the diluted earnings (loss) per common share calculation.

Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of certain major customers.  The Company's top three customers, Target, Toys "R" Us/Babies "R" Us and Wal-Mart, combined accounted for 44.2%, 42.6% and 40.1% of the Company's net sales in 2006, 2007 and 2008, respectively.  Over the last three years each of these three customers accounted for between 12.1% and 16.3% of the Company's net sales.  No other customers accounted for more than 10.0% of the Company's net sales in any of the years ended December 31, 2006, 2007 or 2008.

Additionally, over the last two years, each of these three customers accounted for between 12.3% and 18.8% of the Company's accounts receiveable.  No other customers accounted for more than 10.0% of the Company's accounts receivables at December 31, 2007 and 2008.  The Company does not require collateral or other security to support customers' receivables.  The Company conducts periodic reviews of its customers' financial condition and vendor payment practices to minimize collection risks on trade accounts receivable.

Supplier Concentration

The Company’s purchases from two of its third-party, dedicated suppliers were 10.3% and 10.0% in 2006, respectively, of its total product purchases.  The Company did not have purchases from any of its third-party, dedicated suppliers in 2007 that were greater than 10.0% of its total product purchases.  The Company’s purchases from one of its third-party, dedicated suppliers was 10.1% in 2008 of its total product purchases.  There were no other suppliers accounting for more than 10.0% of total product purchases in any of the years ended December 31, 2006, 2007 and 2008.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  This Statement is effective for the financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  In accordance with FSP FAS No. 157-2, the Company has only adopted the provisions for SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008.  Based upon this one year deferral, the provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities.  The major category of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS No. 157, is intangible assets.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This Statement will replace SFAS No. 141, “Business Combinations.”  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this Statement on January 1, 2009.

3.  BUSINESS COMBINATIONS

Angels Landing, Inc.

On May 24, 2007, the Company acquired substantially all of the assets of Angels Landing, Inc. (Angels Landing), a privately-held, start-up developer and marketer of infant and toddler travel gear under the Compass brand name (the Compass Business) based in Kettering, Ohio.  Closing consideration consisted of $6.6 million of cash, excluding transaction expenses.  At December 31, 2008, contingent purchase price of $0.3 million, based on sales relating to the Compass Business in 2008, is in escrow awaiting disposition.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of the Compass Business have been included in the accompanying consolidated statements of operations since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $4.2 million was reflected as goodwill in the accompanying consolidated balance sheet at December 31, 2007.

The purchase price was allocated to the net assets of the Compass Business based on their estimated fair values on May 24, 2007, as follows:

(in thousands)
Total purchase price, including expenses, net of cash acquired		$6,472
Less:
Current assets	$1,351
Property, plant and equipment	817
Intangible assets	890
Liabilities	(485)	(2,573)
Excess of purchase price over net assets acquired		$3,899

In the fourth quarter of 2008, the Company recorded an impairment charge, writing-off its entire balance of goodwill (see Note 5 – Goodwill and Intangible Assets).  The unaudited pro forma consolidated results of operations for the Compass Business are not presented due to the immateriality of its results of operations.

Mother’s Intuition Inc.

On November 30, 2007, the Company acquired substantially all of the assets of Mother’s Intuition Inc. (MI), a privately-held, start-up developer and marketer of women’s prenatal bodycare products based in Mission Viejo, California.  Closing consideration consisted of $2.2 million of cash, excluding transaction expenses.  The transaction included an additional $1.5 million in deferred purchase price, $0.5 million which was paid on December 31, 2008, and $1.0 million which will be paid in two equal installments of $0.5 million each on December 31, 2009 and December 31, 2010.  This deferred purchase price is included in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets at December 31, 2007 and 2008.  Additional cash consideration of up to $10.5 million may be earned in the transaction by MI based on achieving certain aggregate financial targets in each of the three years beginning in 2008 through 2010.  The financial targets for 2008 were not met.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of MI have been included in the accompanying consolidated statements of operations since the effective date of the acquisition.  The excess of the aggregate purchase price over the fair market value of net assets acquired of $3.4 million was reflected as goodwill in the accompanying consolidated balance sheet at December 31, 2007.

The purchase price was allocated to the net assets of MI based on their estimated fair values on November 30, 2007, as follows:

(in thousands)
Total purchase price, including expenses, net of cash acquired		$3,748
Less:
Current assets	$153
Intangible assets	180
Liabilities	(76)	(257)
Excess of purchase price over net assets acquired		$3,491

During the fourth quarter of 2008, the Company recorded an impairment charge, writing-off its entire balance of goodwill (see Note 5 – Goodwill and Intangible Assets).  The unaudited pro forma consolidated results of operations of MI are not presented due to the immateriality of its results of operations.

Terminated Aquisition Costs

On June 23, 2008, the Company announced it signed a definitive purchase agreement to acquire certain net assets of the children's book division of a privately-held publishing company.  However, on September 30, 2008, the Company announced that due to adverse capital markets, it terminated the purchase agreement.  Costs of $1.4 million, incurred by the Company related to this proposed transaction, are included in terminated acquisition costs on the accompanying consolidated statement of operations for the year ended December 31, 2008.

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

Segment performance is measured at the operating income (loss) level.  Segment assets are comprised of all assets, net of applicable reserves and allowances.  Certain assets and resources are jointly used between the North America and International segments.  Intercompany allocations of such uses are not made.

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the years ended December 31, 2006, 2007 and 2008, are as follows:

	Year Ended December 31,
(in thousands)	2006	2007	2008
Net sales:
North America	$432,769	$381,792	$327,311
International	86,794	108,081	110,451
Sales and transfers between segments	(734)	(874)	(733)
Combined total	$518,829	$488,999	$437,029

Operating income (loss):
North America	$58,061	$19,092	$(235,393)
International	14,219	14,811	(2,664)
Sales and transfers between segments	(37)	(108)	73
Combined total	$72,243	$33,795	$(237,984)

Depreciation and amortization:
North America	$14,003	$13,487	$14,656
International	1,233	1,356	1,623
Combined total	$15,236	$14,843	$16,279

Capital expenditures:
North America	$12,810	$9,733	$7,758
International	1,586	1,734	1,664
Combined total	$14,396	$11,467	$9,422

	December 31,
	2007	2008
Total assets:
North America	$513,289	$235,499
International	136,956	101,151
Combined total	$650,245	$336,650

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel.  Beginning in 2008, the Company reclassified its product categories and distribution channels to be more closely aligned with its strategic direction and organizational structure.  The presentation is consistent with how the Company views its business.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  Amounts for the years ended December 31, 2006, 2007 and 2008, are as shown in the tables below:

	Year Ended December 31,
(in thousands)	2006	2007	2008
Mother, infant and toddler products	$175,735	$184,936	$178,548
Preschool, youth and adult products	343,094	304,063	258,481
Net sales	$518,829	$488,999	$437,029

Chain retailers	$352,555	$333,775	$307,341
Specialty retailers, wholesalers, OEM dealers and other	166,274	155,224	129,688
Net sales	$518,829	$488,999	$437,029

5.  GOODWILL AND INTANGIBLE ASSETS

The Company completed its annual goodwill impairment tests as of October 1, 2006 and 2007, which resulted in no impairment.  Primarily due to the decline in the Company's market capitalization, in the fourth quarter of 2008, the Company recorded a goodwill impairment charge of $231.9 million and $12.1 million in the North America and International segments, respectively, to write-off all of its recorded goodwill.  The impairment charge is included in impairment of goodwill and other intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2008.

The carrying value of goodwill by reporting unit for the years ended 2007 and 2008 is shown below:

(in thousands)	North America	International	Total
Balance at December 31, 2006	$223,836	$15,231	$239,067
Compass Business acquisition	4,250	—	4,250
MI acquisition	3,449	—	3,449
Other adjustments	659	389	1,048
Balance at December 31, 2007	232,194	15,620	247,814
Compass Business fair value allocation	(351)	—	(351)
MI fair value allocation	42	—	42
Impairment	(231,885)	(12,101)	(243,986)
Other adjustments	—	(3,519)	(3,519)
Balance at December 31, 2008	$—	$—	$—

Other adjustments made during the year ended December 31, 2007, primarily relate to an adjustment to deferred taxes related to fixed assets on prior acquisitions and currency exchange rate changes.  Other adjustments made during the year ended December 31, 2008, relate to currency exchange rate changes.

In 2006, the Company recorded an impairment charge for intangible assets in the North America segment of $2.8 million as a result of the Company’s decision to discontinue its automotive collectible product lines (see Note 15 - Restructuring Charge – Discontinuance of Automotive Collectible Product Lines) and is included in restructuring charge related to discontinued automotive collectibles within operating expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.  The annual impairment test for intangible assets in 2007 resulted in no impairment to intangible assets. In the fourth quarter of 2008, the Company recorded an intangible asset impairment charge in the North America segment of $11.9 million which is included in impairment of goodwill and other intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2008.

The components of net intangible assets are as follows:

	December 31,
(in thousands)	2007	2008
Gross amount of amortizable intangible assets:
Customer relationships	$8,582	$8,582
Other	4,321	4,321
	12,903	12,903
Accumulated amortization of amortizable intangible assets:
Customer relationships	706	939
Other	2,815	3,471
	3,521	4,410
Intangible assets not subject to amortization:
Licenses and trademarks	87,293	74,011
Total intangible assets, net	$96,675	$82,504

Other amortizable intangible assets consist primarily of patents, non-compete agreements, trademarks and licenses and have estimated useful lives ranging from two to eight years.  Customer relationships have useful lives ranging from eight to fifty years, depending on the type of customer.  We have determined that our relationships with our largest customers, Target, Toys “R” Us/Babies “R” Us and Wal-Mart, have useful lives of fifty years because we have longstanding, continuous relationships with these customers.  Furthermore, in determining these useful lives, we considered such factors as competition, demand for our products and the likelihood of the customer changing suppliers, as well as the financial and operating performance of our largest customers.

Estimated amortization expense for the years ended December 31, is as follows:

(in thousands)
2009	$578
2010	372
2011	332
2012	319
2013	$279

6.  INCOME TAXES

For financial reporting purposes, income from continuing operations before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2006	2007	2008
Income from continuing operations before income taxes:
United States	$58,061	$20,186	$(239,729)
Foreign	10,187	13,862	(1,764)
	$68,248	$34,048	$(241,493)

(Loss) income from discontinued operations before income taxes of $(8.7) million and $0.1 million for the years ended December 31, 2006 and 2007, respectively, have been excluded from the above figures.

The significant components of income tax expense allocated to continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2006	2007	2008
Current
Federal	$20,928	$6,667	$1,088
State	2,407	546	(94)
Foreign	3,601	5,618	4,839
	26,936	12,831	5,833
Deferred
Federal	(1,608)	(157)	(36,690)
State	(154)	(96)	(4,119)
Foreign	(696)	(106)	(765)
	(2,458)	(359)	(41,574)
Income tax expense	$24,478	$12,472	$(35,741)

Income tax expense relating to discontinued operations of $1.0 million for the year ended December 31, 2006, has been excluded from the above figures.  There is no income tax expense related to discontinued operations for the year ended December 31, 2007.

A reconciliation of the U.S. statutory federal tax rate and actual effective income tax rate is as follows:

	Year Ended December 31,
	2006	2007	2008
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	2.0	—
Foreign	(1.1)	(1.8)	—
Impairment	—	—	(20.5)%
Other	—	1.4	0.3
Effective rate	35.9%	36.6%	14.8%

Included in other in the above table are permanent tax adjustments, tax return to accrual adjustments, changes to the tax reserves and the impact of statutory tax rate changes in various jurisdictions.  Also included is the impact of rate changes on the Company’s deferred tax assets and liabilities.

The effective tax rate including the impact of discontinued operations is 42.8% and 36.5% for the years ended December 31, 2006 and 2007, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2007	2008
Deferred tax assets attributable to
Capital loss carry-forward	$5,887	$5,887
Stock options	3,151	4,824
Bad debt allowance	393	330
Inventory	4,307	4,344
Sales allowances	3,131	1,971
Federal credit carry-forwards	—	1,937
Net operating loss carry-forwards	671	2,658
Accrued expenses	2,483	2,402
Purchase accounting	682	587
Other	884	2,994
Total deferred tax assets before valuation allowance	21,589	27,934
Valuation allowance related to the capital loss carry-forward	(5,887)	(5,887)
Valuation allowance related to partnership investment	—	(126)
Valuation allowance related to net operating loss carry-forwards	—	(1,282)
Net deferred tax assets	15,702	20,639
Deferred tax liabilities attributable to
Goodwill and intangible assets	(52,647)	(15,159)
Property and equipment	(3,079)	(1,817)
Other	(856)	(1,577)
Total deferred tax liabilities	(56,582)	(18,553)
Net deferred tax (liability) asset	$(40,880)	$2,086

No provision has been made for U.S. federal or non-U.S. deferred income taxes on $27.6 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2008, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations.  The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings is not practicable.

Net prepaid income taxes at December 31, 2007 and 2008, were $3.1 million and $3.3 million, respectively.

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line (see Note 14 - Discontinued Operations).  For tax purposes, this sale generated a pre-tax capital loss of $15.6 million.  A valuation allowance of $5.9 million has been established because the Company does not believe recoverability of this amount is more likely than not.  This capital loss carry-forward will expire in 2011.

The Company’s German subsidiary accumulated a net operating loss carry-forward, for which the Company has established a full valuation allowance.  While German net operating losses have an unlimited carry-forward period, the future projections for taxable income in that jurisdiction are undetermined.

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

The uncertain tax positions as of December 31, 2007 and 2008, totaled $4.2 million and $3.6 million, respectively.  The following table summarizes the activity related to the unrecognized tax benefits:

	December 31,
(in thousands)	2007	2008
Unrecognized tax benefits, beginning of period	$4,953	$4,223
Increases in positions taken in a prior period	546	224
Decreases in positions taken in a prior period	(727)	(269)
Increases in positions taken in a current period	97	249
Decreases due to settlements	(204)	(335)
Decreases due to lapse of statute of limitations	(442)	(510)
Unrecognized tax benefits, end of period	$4,223	$3,582

At December 31, 2007 and 2008, approximately $3.0 million and $2.5 million, respectively, of total gross unrecognized tax benefits represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2004.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2004.  U.S. federal income tax returns for 2005 through 2007 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.3 million, primarily due to the settlement of various state and international income tax audits and court cases and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the years ended December 31, 2007 and 2008, the Company recorded adjustments for interest of $0.3 million and $0.2 million, respectively, and ($0.5) million and an immaterial amount, respectively, for potential penalties, related to these unrecognized tax benefits.  In total, as of December 31, 2007 and 2008, the Company has recorded a liability for interest of $2.0 million and $2.0 million, respectively, and $0.4 million and $0.3 million, respectively, for potential penalties.

7.  DEBT

On November 3, 2008, the Company entered into a new credit facility to replace its previous credit facility.  The credit facility is comprised of a $75.0 million term loan and a $70.0 million revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% to 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At December 31, 2008, the applicable margins in effect were 3.00% for LIBOR borrowings and 2.00% for base rate borrowings.  Principal payments on the term loan commence on March 31, 2009, at a rate of $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  The Company is also required to pay a commitment fee which varies between 0.45% to 0.50% per annum on the average daily unused portion of the revolving line of credit.  At December 31, 2008, the commitment fee in effect was 0.50% per annum.

Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit to $30.0 million for a period of 60 consecutive days during the first four calendar months of 2009.  The clean down provision limits decrease to $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  On December 31, 2008, the Company had $95.1 million outstanding on this credit facility and was in compliance with all covenants.  As of the filing date of this report, the Company has met its clean down provision requirement for the year 2009.

In conjunction with this new credit facility, the Company incurred approximately $2.4 million in financing fees which are included in other non-current assets in the accompanying consolidated balance sheet at December 31, 2008, and are being charged to interest expense using the effective interest rate method in the accompanying consolidated statements of operations through the term of the credit agreement, which is currently November 1, 2011.

Prior to November 3, 2008, the Company entered had a credit facility, as amended, which was comprised of an $85.0 million term loan and a $100.0 million revolving line of credit.  The credit facility also provided for an additional $75.0 million of capacity under the revolving line of credit, which was approved by the lenders upon the Company’s request in October 2007.  During the first quarter of 2007, the term loan was repaid and was no longer available for borrowing.  The revolving line of credit was to be available until its maturity on September 14, 2008.  A portion of the term loan had an interest rate of 3.45%, plus applicable margin, through the first three years of the facility.  The remaining term loan and revolving line of credit bore interest, at the Company’s option, at a base rate or at a LIBOR rate plus applicable margin.  The applicable margin was based on the Company’s ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash expense related to equity awards) and varied between 0.75% and 1.625%.  The Company was also required to pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the revolving line of credit.  On September 12, 2008, the Company entered into an amendment which extended the maturity date of this credit facility to November 14, 2008 and revised the applicable margin to vary from 2.00% to 3.50% and the commitment fee to vary from 0.40% to 0.50% per annum.  This credit facility was replaced by the November 3, 2008, credit facility discussed above.

The Company’s Hong Kong subsidiary maintains credit facilities with two banks providing for documentary and letter of credits of up to approximately $5.0 million and overdraft protection of up to $0.2 million.  Amounts borrowed are due on demand, but are generally available for 90 days, bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross-guaranteed by the Company.  As of December 31, 2008, there was $0.5 million outstanding under these credit facilities.  No amounts were outstanding under these credit facilities at December 31, 2007.

Non-current debt consists of the following:

	December 31,
(in thousands)	2007	2008
U.S. revolving line of credit, bearing interest in the range of approximately 5.86% to 6.51% as of December 31, 2007	$95,000	$—
U.S. revolving line of credit, bearing interest ranging from 4.00% to 5.25% as of December 31, 2008; matures on November 1, 2011	—	20,120
Term loan payable to banks, bearing interest at 4.94% as of December 31, 2008, with quarterly principal payments of $3.8 beginning March 31, 2009 through September 30, 2011, with remaining balance due November 1, 2011	—	75,000
Less current maturities	(95,000)	(15,000)
	$—	$80,120

8.  COMMITMENTS AND CONTINGENCIES

The Company markets a significant portion of its products with licenses from other parties.  These licenses are generally limited in scope and duration and authorize the sale of specific licensed products on a nonexclusive basis.  The Company is party to more than 300 licenses with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  Aggregate future minimum guaranteed royalty payments are as follows:

Year Ending December 31,
(in thousands)
2009	$8,728
2010	10,498
2011	6,652
2012	6,375
2013	6,275
Thereafter	—
Total	$38,528

Royalty expense for licenses, including guaranteed minimums, was $38.4 million, $34.7 million and $31.2 million, for 2006, 2007 and 2008, respectively.

Rental expense for office and warehouse space and other equipment under cancelable and noncancelable operating leases amounted to $4.7 million, $4.7 million and $4.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.  Certain operating leases provide for scheduled increases in rental payments during the term of the lease or for no rent during part of the term of the lease.  For these leases, the Company recognizes total rent expense on a straight-line basis over the minimum lease term.

Commitments for future minimum lease payments for noncancelable operating leases with terms extending beyond one year at December 31, 2008, are as follows:

Year Ending December 31,
(in thousands)
2009	$4,320
2010	3,081
2011	2,238
2012	2,088
2013	1,799
Thereafter	9,239
Total	$22,765

Unconditional purchase obligations include agreements for purchases of product, tooling and services such as advertising, and hardware and software agreements.  Payments made and allowances given in connection with these cancelable and noncancelable long-term unconditional purchase obligations amounted to $25.7 million, $28.6 million and $33.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Commitments for future minimum payments with terms extending beyond one year at December 31, 2008, for noncancelable unconditional purchase obligations are as follows:

Year Ending December 31,
(in thousands)
2009	$16,133
2010	14,414
2011	18
2012 and thereafter	—
Total	$30,565

9.  LEGAL PROCEEDINGS

See Note 16 - Product Recalls for a description of certain legal proceedings with respect to the products subject to the 2007 recalls.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or results of operations.

10.  COMMON STOCK

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at December 31, 2007	Shares Outstanding at December 31, 2008
Voting common stock	28,000	$0.01	18,320	17,245

During the years ended December 31, 2007 and 2008, the Company sold a total of 5,570 shares and 9,514 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.2 million in each of the years then ended.  At December 31, 2008, the Company held 5.9 million shares of its common stock in treasury.

In February 2007, the Company’s Board of Directors authorized the adoption of a program to repurchase up to $75.0 million of the Company’s common stock.  The program was initially authorized for a period of one year.  In October 2007, the Board of Directors authorized a $75.0 million increase to the stock repurchase program and extended the timing of this program through December 31, 2008.  Under this program, shares could be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company are held as treasury shares.  During the year ended December 31, 2008, the Company repurchased 1.2 million shares for $24.7 million under this program.  Through December 31, 2008, the Company had repurchased an aggregate of 4.1 million shares for $112.6 million under the $150.0 million stock repurchase authorization.  These repurchases were funded with borrowings on the Company’s previous credit facility and with cash flow from operations.

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

At December 31, 2008, the Company has three stock incentive plans, two of which are dormant, and an ESPP, which are described below.  Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the years ended December 31, 2006, 2007 and 2008, are as follows:

	Year Ended December 31,
(in thousands)	2006	2007	2008
Total expense recognized for stock-based payment plans	$3,856	$4,705	$6,078
Amount of related income tax benefit recognized in determining net income	$1,430	$1,774	$2,291

Stock-based compensation expense is included in (a) cost of sales, other and (b) selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008.

Employee Stock Purchase Plan

The Company has an ESPP to provide its employees with an opportunity to purchase common stock of the Company through accumulated payroll deductions.  The plan allows eligible employees to purchase shares of the Company’s common stock through quarterly offering periods commencing on each January 1, April 1, July 1 and October 1.  The price for each share of common stock purchased equals 90.0% of the last quoted sales price of a share of the Company’s common stock as reported by NASDAQ on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower.  The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan of which 451,706 shares remain available as of December 31, 2008.  The plan was to initially terminate on July 1, 2007.  However, in May 2007, the Board of Directors approved an extension of the plan for an additional five years, and it is now scheduled to terminate on July 1, 2012.

The fair value of each option for shares subscribed under the ESPP during the years ended December 31, 2006, 2007 and 2008, is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

	2006	2007	2008
Weighted average expected life	3 months	3 months	3 months
Weighted average risk-free rate of return	4.7%	4.8%	1.8%
Weighted average expected volatility	25.9%	42.0%	76.7%
Weighted average dividend yield	None	None	None

The weighted average fair value of options granted under the ESPP in 2006, 2007 and 2008, was $4.99, $9.07 and $7.70, respectively.

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

Stock Incentive Plan

The Company maintained a stock incentive plan, under which options could be granted to purchase up to 2,300,000 shares of common stock to executives or key employees of the Company.  Some of the options that were granted vested immediately, and the rest vest over a five-year period.  These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company.  Under this plan, cancelled options revert back into the plan.  The plan became dormant in 2005 upon approval of the 2005 Stock Incentive Plan, as discussed below.  No future issuances are authorized from this plan.

The Company also maintained an omnibus stock plan, under which the Company had 400,000 shares of its common stock reserved for issuance.  This plan is dormant, and no future issuances are authorized from this plan.

During 2005, a new stock incentive plan was approved by the Company’s stockholders.  Under this plan, restricted stock awards or options to purchase stock may be granted for up to 1,200,000 shares of common stock.  During 2008, the Company’s stockholders approved an increase of 1,000,000 shares of common stock to be available for grants of restricted stock awards or options to purchase stock.  Options granted may vest immediately or over a five-year period.  These options expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company.  Under this plan, cancelled options revert back into the plan and are available for future issuance.  Restricted stock awards generally vest over a two to three year period.

The fair value of stock options granted under the stock incentive plans during the years ended December 31, 2006, 2007 and 2008, is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

	2006	2007	2008
Weighted average expected life	7 years	7 years	7 years
Weighted average risk-free rate of return	4.6%	4.7%	2.9%
Weighted average expected volatility	54.5%	48.4%	40.5%
Weighted average dividend yield	None	None	None

The fair value of stock options granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option pricing model.  Prior to 2007, the Company calculated the expected volatility factor for those options issued under the stock incentive plans to correspond with the average volatility factor of those companies included in a peer group study.  The historical stock price movements of the Company’s common stock had not been considered a good indicator of expected future volatility because the Company’s business had changed significantly as a result of acquisitions completed.  However, the Company continued to monitor its actual volatility to assess whether its historical stock price movements over the expected option term were a good indicator of expected future results and began using Company-specific volatility in 2007.

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

A summary of stock option activity for the Company’s stock incentive plans for the years ended December 31, 2006, 2007 and 2008, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)	Weighted Average Remaining Contractual Life	Shares Available for Future Grants
Outstanding as of December 31, 2005	1,562,842	$16.14			1,173,849
2006
Granted	259,124	35.71
Exercised	327,475	11.05
Forfeited	82,290	29.23
Outstanding as of December 31, 2006	1,412,201	20.15			934,225
2007
Granted	257,009	39.12
Exercised	156,100	12.67
Forfeited	5,400	33.90
Expired	16,320	9.84
Outstanding as of December 31, 2007	1,491,390	24.27			641,379
2008
Granted	639,500	19.44
Exercised	82,118	11.64
Forfeited	115,600	29.93
Expired	12,030	33.53
Outstanding as of December 31, 2008	1,921,142	$22.80	$1,552	6.6	1,073,855

Exercisable and vested as of December 31, 2008	1,020,525	$20.07	$1,552
Expected to vest at December 31, 2008	883,422	25.92	—
Total vested and expected to vest	1,903,947	$22.78	$1,552	6.5

The following table summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.41 - $ 5.00	116,249	1.5	$ 2.37	116,249	$ 2.37
$ 7.94 - $12.45	284,152	4.2	8.99	224,152	8.06
$13.39 - $20.10	142,097	4.7	14.00	129,097	13.66
$20.23 - $29.94	715,376	8.0	21.60	225,476	23.89
$31.27 - $43.06	663,268	7.2	$35.49	325,551	$ 34.56

The weighted average fair value of options granted under the Company’s stock incentive plans for the years ended December 31, 2006, 2007 and 2008, was $21.48, $21.54 and $9.00 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008, was $9.3 million, $4.4 million and $1.0 million, respectively.

As of December 31, 2008, there was $9.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.2 years.  The total fair value of options vested during the year ended December 31, 2008, was $5.7 million.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period.  A summary of restricted stock awards for the Company’s stock incentive plan for the years ended December 31, 2007 and 2008, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards as of December 31, 2006	—	$—
2007
Granted	39,837	38.32
Vested	4,195	40.57
Unvested restricted stock awards as of December 31, 2007	35,642	38.05
2008
Granted	34,496	17.39
Vested	9,939	41.75
Forfeited	2,348	42.61
Unvested restricted stock awards as of December 31, 2008	57,851	$21.90	2.0

As of December 31, 2008, there was $0.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.0 years.

12.  RELATED PARTY TRANSACTIONS

The Company purchased $17.9 million and $11.0 million of product during 2006 and 2007, from a company in which a relative of a Company stockholder and former director of the Company has an ownership interest.  Additionally, in 2008, the Company purchased, from the same company, $4.8 million of product through May 2008, at which time the former director completed his board of directors tenure.  Accounts payable to this company were $1.0 million as of December 31, 2007.  The Company also purchased $9.7 million and $4.4 million of product during 2006 and 2007, from another company in which relatives of a Company stockholder and former director of the Company had ownership interests.  Accounts payable to this company were $1.0 million as of December 31, 2007.

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

The Company has a 401(k) savings plan.  Employees meeting certain eligibility requirements, as defined, may contribute up to 100.0% of pre-tax gross wages, limited to a maximum annual amount as set periodically by the IRS.  The Company made matching contributions of 100.0% on the first 4.0% of employees’ annual wages and 50.0% on the next 6.0% of employees’ annual wages.  For the years ended December 31, 2006, 2007 and 2008, the Company contributions were $1.3 million, $1.2 million and $1.1 million, respectively.

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income (loss).  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined retirement benefits based on employees’ years of service.  The Company uses a December 31 measurement date for this Plan.

Reconciliation of Beginning and End of Year Fair Value of Plan Assets and Obligations

	December 31,
(in thousands)	2006	2007	2008
Change in benefit obligation
Benefit obligation at beginning of year	$14,599	$14,522	$13,415
Service cost	105	107	101
Interest cost	789	820	854
Actuarial gain	(509)	(1,518)	(563)
Benefits paid and plan expenses	(462)	(516)	(593)
Benefit obligation at end of year	$14,522	$13,415	$13,214

Change in plan assets
Fair value of assets at beginning year	$11,464	$12,404	$13,281
Actual return on plan assets	1,402	778	(3,688)
Employer contributions	—	615	—
Benefits paid and plan expenses	(462)	(516)	(593)
Fair value of assets at end of year	$12,404	$13,281	$9,000

Funded Status at End of Year	$(2,118)	$(134)	$(4,214)

Amounts Recognized in the Consolidated Balance Sheets
Other non-current liabilities	$2,118	$134	$4,214
Accumulated other comprehensive income (loss)	$4,914	$3,228	$7,253

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Prior service cost	$133	$114	$95
Actuarial loss	4,781	3,114	7,158
Accumulated other comprehensive loss	$4,914	$3,228	$7,253

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$14,522	$13,415	$13,214
Accumulated benefit obligation	14,522	13,415	13,214
Fair value plan assets	$12,404	$13,281	$9,000

	Year Ended December 31,
(in thousands)	2006	2007	2008
Components of Net Periodic Benefit Cost
Service cost	$105	$107	$101
Interest cost	789	820	854
Expected return on plan assets	(981)	(1,012)	(1,110)
Amortization of prior service cost	19	19	19
Amortization of net loss	441	384	190
Net periodic benefit cost	$373	$318	$54

Other Changes in Plan Assets and Projected Benefit Obligation as Other Comprehensive (Income) Loss
Net actuarial (gain) loss		$(1,284)	$4,234
Amortization of net actuarial gain		(384)	(190)
Amortization of prior service cost		(19)	(19)
Total other comprehensive (income) loss		$(1,687)	$4,025

Estimated Items That Will Be Amortized from Accumulated Other Comprehensive Income (Loss) into Net Periodic Benefit Cost During 2009
Prior service cost			$19
Actuarial loss			231
Expected recognition of expense			$250

Reconciliation of Funded Status
Funded status	$(2,118)	$(134)	$(4,214)
Unrecognized net actuarial loss	4,781	3,114	7,158
Unrecognized prior service cost	133	114	95
Prepaid benefit cost	$2,796	$3,094	$3,039

Estimated Future Benefit Payments
2009			$586
2010			599
2011			636
2012			670
2013			748
2014 to 2018			$4,635

Assumptions
	2006	2007	2008
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.75%	6.50%	6.89%
Rate of compensation increase	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	5.50%	5.75%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A

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

Projected Annual Returns

Based on the current target allocation of assets, the expected return model estimates a long-term average (50th percentile) rate of return (nominal) of 7.75% per year for the Plan.  The model incorporates real return assumptions for each asset class adjusting for variations in volatility, correlation and inflation.  The following table sets out the projected annual returns.

	Percentile Returns
Time Period	75th	50th	25th
1 year	0.55%	7.75%	15.46%
5 years	4.47	7.75	11.13
10 years	5.42	7.75	10.13
20 years	6.10%	7.75%	9.43%

Plan Assets

The allocation of assets between major asset categories as of December 31, 2007 and 2008, as well as the target allocation, are as follows:

		Percentage of Plan Assets
	Target	December 31,
Asset Category	Allocation	2007	2008
Large cap domestic equity securities	45%	49%	47%
Small cap domestic equity securities	9	4	16
International equity securities	6	17	3
Fixed income securities	40	30	34
Total	100%	100%	100%

Explanation of Investment Strategies and Policies

The Company employs a total return on investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition.

The investment portfolio contains a diversified blend of equity and fixed income investments.  Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations.  Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments.  Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Employer Contributions

During the year ended December 31, 2008, the Company did not make any contributions to the Plan.  There are no minimum required contributions to the Plan for fiscal year 2009.  However, the Company may make contributions to the Plan at its discretion.  The Company is not expecting a reversion of the Plan assets to the employer during the next year.

14.  DISCONTINUED OPERATIONS

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line.  Closing consideration consisted of $6.9 million of cash, excluding transaction expenses.  The sale of the Company’s trading card business and sports collectibles product line was consistent with the Company’s strategic focus to achieve sustainable organic growth and to concentrate its efforts on its higher growth infant, toddler and preschool product lines.  This transaction was effective November 1, 2006, and the results of this sold business are presented as discontinued operations in the accompanying consolidated statements of operations and consolidated statements of cash flows.  The sold business was primarily reported under the North America segment.

Net sales and income before taxes generated by the sold business for the year ended December 31, 2006, was as follows:

(in thousands)	Year Ended December 31, 2006
Net sales	$14,101
Income before income taxes	$2,701

A loss of $11.4 million and a gain of $0.1 million, net of tax, were recognized on this transaction during the years ended December 31, 2006 and 2007, respectively.  The operations of the sold business, as well as the loss and the gain on the sale, are presented in (loss) income from discontinued operations, net of tax, in the accompanying consolidated statements of operations.  For tax purposes, the sale generated a pre-tax capital loss of $15.6 million.  A valuation allowance of $5.9 million has been established because the Company does not believe recoverability of this amount is more likely than not.

15.  RESTRUCTURING CHARGE – DISCONTINUANCE OF AUTOMOTIVE COLLECTIBLE PRODUCT LINES

During December 2006, the Company made the decision to discontinue its Racing Champions®, JoyRide®, AMT® and certain Ertl® die-cast and model kit automotive collectible product lines.  Discontinuing the automotive collectible product lines was consistent with the Company’s strategy to focus on sustainable organic growth and to allocate resources to its higher growth infant, toddler and preschool product lines.  As a result of discontinuing these product lines, the Company recorded the following charges, which are presented in restructuring charge related to discontinued automotive collectibles in the accompanying consolidated statement of operations for the year ended December 31, 2006:

(in thousands)	North America	International	Total
Write-down of inventory	$1,260	$612	$1,872
Write-off of tooling	8,272	349	8,621
Write-off of customer relationships	341	—	341
Write-off of other intangibles	2,483	—	2,483
Accrual for minimum guaranteed royalties	1,186	—	1,186
Total	$13,542	$961	$14,503

16.  PRODUCT RECALLS

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

Following the announcement of the June 2007 recall, a total of 23 putative class action lawsuits were filed against the Company in various federal and state courts with respect to the products subject to the June 2007 and September 2007 recalls.  During 2008, the Company reached a settlement with the plaintiffs in the various class action lawsuits against the Company in state courts which arose from or related to the Company’s recall of certain Thomas & Friends Wooden Railway products.  This settlement was later amended to include the plaintiffs in the federal class actions.  The class subject to the settlement was basically defined as all persons in the United States who did not opt out of the class and who purchased or owned other than for resale the Company’s Thomas & Friends Wooden Railway products which were recalled in June 2007 and September 2007.  The amended settlement agreement provides class members with several relief options, including cash refunds, replacement products and coupons, as well as provides limited reimbursement for blood testing for lead during the specified limited time periods with caps on the amount of individual claims and a total cap of $0.5 million on all claims.  Under the amended settlement agreement, the Company also agreed to pay attorney’s fees and costs to the plaintiff’s counsel totaling $3.0 million.  The amended settlement agreement also provides that the Company will take certain quality control measures.  The claim period ran until October 6, 2008, and less than 50 persons opted out of the class.  The settlement received final approval from the court on August 6, 2008, and the Company paid the attorney’s fees of $3.0 million during the third quarter of 2008.  The amended settlement agreement resolves all claims of the class, other than for individual claims for personal injuries or for persons opting out of the class, with respect to the June 2007 and September 2007 recalls of certain Thomas & Friends Wooden Railway toys.

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

During 2008, the Company received an inquiry from the CPSC for information regarding the recalls of certain Thomas & Friends Wooden Railway toys in June 2007 and September 2007 for the purpose of asserting whether the CPSC may impose a fine on the Company.  The Company is in the process of responding to this inquiry, and at this time, the CPSC has not yet imposed a fine upon the Company.

During 2008, HIT Entertainment (the Licensor), the licensor who has granted the licenses under which the Company markets the property affected by the June 2007 and September 2007 recalls (the Licenses), sent a letter demanding that the Company indemnify it for certain costs in connection with the recalls and alleging that the Company had not complied with several provisions in the Licenses.  On July 7, 2008, the Company announced it had reached an agreement with the Licensor which modifies existing license agreements and provides a release to the Company in connection with past indemnification claims related to the recall of certain products and other legal matters.  The agreement provides an extension to the license term on the Thomas & Friends Wooden Railway product line, along with an immediate reduction in licensing payments on this product line, and a shortening of the license term on the Take Along Thomas & Friends die-cast product line to the end of 2009.  This license agreement provides for a six month sell-off period following the license termination date.  In addition, the Company made a one-time cash payment to the Licensor of $15.0 million in exchange for a release from indemnification claims.  This payment is included in recall-related items on the accompanying consolidated statement of operations for the year ended December 31, 2008.

The Company recorded charges of $28.3 million and $14.3 million related to the 2007 recalls for the years ended December 31, 2007 and 2008, respectively.  Accrued recall-related items included on the accompanying consolidated balance sheets at December 31, 2007 and 2008, represent charges based on the latest estimates of retailer inventory returns, consumer product replacement costs, shipping costs and fines and penalties as of the date of this filing, as well as additional replacement costs or refunds, donations, notice charges, claims administration and plaintiffs' legal fees related to the settlement of the class action lawsuits.  It is reasonably possible that actual costs associated with the recalls and related litigation could differ significantly from the estimates recorded.