Form 10-Q
period 2009-03-31
RC2 CORP
filed 2009-04-30
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Exchange Act Rule 12b-2.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

On April 23, 2009, there were outstanding 17,256,832 shares of the Registrant’s $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	March 31, 2009	December 31, 2008
Assets
Cash	$27,843	$32,095
Accounts receivable, net	69,014	91,647
Inventory	67,017	73,989
Other current assets	18,310	19,562
Total current assets	182,184	217,293
Property and equipment, net	29,992	30,901
Intangibles, net	82,270	82,504
Other non-current assets	6,178	5,952
Total assets	$300,624	$336,650

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$54,465	$73,986
Current maturities of bank term loan	15,000	15,000
Other current liabilities	2,486	2,508
Total current liabilities	71,951	91,494
Line of credit	5,000	20,120
Bank term loan	56,250	60,000
Other non-current liabilities	17,300	16,347
Total liabilities	150,501	187,961
Stockholders’ equity	150,123	148,689
Total liabilities and stockholders’ equity	$300,624	$336,650

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2009	2008
Net sales	$86,268	$93,290
Cost of sales	51,589	50,748
Recall-related items	---	20
Gross profit	34,679	42,522
Selling, general and administrative expenses	29,400	36,453
Recall-related items	303	1,420
Amortization of intangible assets	196	225
Operating income	4,780	4,424
Interest expense	1,177	1,464
Interest income	(85)	(389)
Other expense (income), net	723	(448)
Income before income taxes	2,965	3,797
Income tax expense	1,177	1,796
Net income	$1,788	$2,001

Earnings per common share:
Basic	$0.10	$0.11
Diluted	$0.10	$0.11

Weighted average shares outstanding:
Basic	17,248	17,912
Diluted	17,306	18,180

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$1,788	$2,001
Depreciation and amortization	3,034	3,329
Amortization of deferred financing costs	239	118
Stock-based compensation	1,167	1,358
Excess tax benefit on stock option exercises	---	(59)
Loss on disposition of assets	7	1
Changes in operating assets and liabilities	10,744	7,934
Net cash provided by operating activities	16,979	14,682

Cash flows from investing activities
Purchase of property and equipment	(1,954)	(2,311)
Proceeds from disposition of property and equipment	3	---
Purchase price of acquisitions, net of cash acquired	---	13
Increase in other non-current assets	(5)	(16)
Net cash used in investing activities	(1,956)	(2,314)

Cash flows from financing activities
Payments on bank term loan	(3,750)	---
Net (payments) borrowings on line of credit	(15,120)	8,000
Issuance of stock upon option exercises	---	229
Excess tax benefit on stock option exercises	---	59
Issuance of stock under ESPP	32	32
Purchase of treasury stock	---	(19,870)
Financing fees paid	(157)	---
Net cash used in financing activities	(18,995)	(11,550)

Effect of exchange rate changes on cash	(280)	1,175

Net (decrease) increase in cash	(4,252)	1,993
Cash, beginning of year	32,095	57,809
Cash, end of period	$27,843	$59,802

Supplemental information:
Interest paid	$1,041	$1,356
Income taxes paid	353	1,789
Income tax refunds received	$101	$4,142

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management, and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2008.  The condensed consolidated balance sheet information as of December 31, 2008, appearing herein, is derived from the consolidated balance sheet in the Form 10-K.

Due to the seasonality of our business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Note 2 – Business Segments

The Company is a leading designer, producer and marketer of innovative, high-quality toys, collectibles, and infant and toddler products.

The Company’s reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” are North America and International.  The North America segment includes the United States, Canada and Mexico.  The International segment includes non-North America markets.

Segment performance is measured at the operating income level.  Segment assets are comprised of all assets, net of applicable reserves and allowances.  Certain assets and resources are jointly used between the North America and International segments.  Intercompany allocations of such uses are not made.

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net sales:
North America	$67,771	$72,966
International	18,678	20,586
Sales and transfers between segments	(181)	(262)
Combined total	$86,268	$93,290

Operating income:
North America	$3,134	$2,225
International	1,670	2,188
Sales and transfers between segments	(24)	11
Combined total	$4,780	$4,424

(in thousands)	March 31, 2009	December 31, 2008
Total assets:
North America	$210,982	$235,499
International	89,642	101,151
Combined total	$300,624	$336,650

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The following table presents consolidated net sales by product category and by distribution channel for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(in thousands)	2009	2008
Mother, infant and toddler products	$47,343	$46,221
Preschool, youth and adult products	38,925	47,069
Net sales	$86,268	$93,290

Chain retailers	$67,380	$69,114
Specialty retailers, wholesalers, OEM dealers and other	18,888	24,176
Net sales	$86,268	$93,290

Note 3 – Intangible Assets

The components of intangible assets, net are as follows:

(in thousands)	March 31, 2009	December 31, 2008
Gross amounts of amortizable intangible assets:
Customer relationships	$8,582	$8,582
Other	4,351	4,321
	12,933	12,903
Accumulated amortization of amortizable intangible assets:
Customer relationships	997	939
Other	3,609	3,471
	4,606	4,410
Intangible assets not subject to amortization:
Licenses and trademarks	73,943	74,011
Total intangible assets, net	$82,270	$82,504

Other amortizable intangible assets consist primarily of patents, non-compete agreements, trademarks and licenses, as well as an adjustment to the escrow amount related to the Angels Landing, Inc. acquisition.  Amortization expense related to amortizable intangible assets for 2009 is estimated to be approximately $0.6 million.

Note 4 – Income Taxes

The uncertain tax positions were $3.6 million as of March 31, 2009 and December 31, 2008.  At March 31, 2009 and December 31, 2008, approximately $2.4 million and $2.5 million, respectively, of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2004.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2004.  U.S. federal income tax returns for 2005 through 2007 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.2 million, primarily due to the settlement of various state and international income tax audits and court cases and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the three months ended March 31, 2009, the Company recorded an adjustment to interest of $0.1 million and no adjustment to potential penalties, related to these unrecognized tax benefits.  In total, as of March 31, 2009 and December 31, 2008, the Company has recorded a liability for interest of $2.1 million and $2.0 million, respectively, and $0.3 million in each period for potential penalties.

Note 5 – Debt

On November 3, 2008, the Company entered into a new credit facility to replace its previous credit facility.  The credit facility is comprised of a $75.0 million term loan and a $70.0 million revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At March 31, 2009, the applicable margins in effect were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings.  Principal payments on the term loan commenced on March 31, 2009, at a rate of $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At March 31, 2009, the commitment fee in effect was 0.50% per annum.

Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit to $30.0 million for a period of 60 consecutive days during the first four calendar months of 2009.  The clean down provision limits decrease to $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The Company has met its clean down provision for the year 2009.  On March 31, 2009, the Company had $76.3 million outstanding on this credit facility and was in compliance with all covenants.

Note 6 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease arrangements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties.  These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  The Company has license agreements with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 300 license agreements with terms generally of two to three years.  Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the three months ended March 31, 2009 and 2008.

Note 7 – Legal Proceedings

See Note 12 – Product Recalls for a description of certain legal proceedings with respect to the products subject to the 2007 recalls.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company's financial position or results of operations.

Note 8 – Common Stock

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at March 31, 2009	Shares Outstanding at December 31, 2008
Voting common stock	28,000	$0.01	17,248	17,245

At December 31, 2008, the Company held 5.9 million shares of its common stock in treasury.  During the three months ended March 31, 2009 and 2008, the Company sold a total of 3,346 shares and 1,275 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $32 thousand in each period.

The Company’s Board of Directors authorized the adoption of a program to repurchase up to $150.0 million of the Company’s common stock through December 31, 2008.  Under this program, shares could be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  Shares repurchased by the Company are held as treasury shares.  During the three months ended March 31, 2008, the Company repurchased 0.9 million shares for $19.9 million under this program.  These repurchases were funded with borrowings on the Company’s revolving line of credit and with cash flow from operations.

Note 9 – Stock-Based Payment Arrangements

At March 31, 2009, the Company has three stock incentive plans, two of which are dormant, and an ESPP. Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Total expense recognized for stock-based payment plans	$1,167	$1,358
Amount of related income tax benefit recognized in determining net income	$440	$512

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months ended March 31, 2009 and 2008.

Restricted stock awards, options to purchase stock or stock-settled stock appreciation rights (SARs) may be granted under the current stock incentive plan.  A summary of stock option and SAR activity for the Company’s stock incentive plans for the three months ended March 31, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	1,921,142	$22.80
Changes during the period:
Granted	993,300	5.11
Exercised	---	---
Forfeited	5,600	28.07
Expired	70,552	26.44
Outstanding, end of period	2,838,290	$16.51	7.6	$496

Exercisable and vested as of March 31, 2009	1,181,033	$21.25
Expected to vest	1,620,871	13.13
Total vested and expected to vest	2,801,904	$16.55	7.6	$493

The total fair value of options and SARs vested during the three months ended March 31, 2009, was $3.7 million.  As of March 31, 2009, there was $10.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options and SARs.  That cost is expected to be recognized over a weighted average period of 3.1 years.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period which is generally over two to three years.  A summary of restricted stock awards for the Company’s stock incentive plans for the three months ended March 31, 2009, is as follows:

	Number of Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards, beginning of year	57,851	$21.90
Changes during the period:
Granted	---	---
Vested	---	---
Forfeited	---	---
Unvested restricted stock awards, end of period	57,851	$20.97	1.7

As of March 31, 2009, there was $0.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 1.7 years.

Note 10 – Related Party Transactions

The Company purchased some of its finished goods during the three months ended March 31, 2008, from a company in which a relative of a Company stockholder and former director of the Company has an ownership interest.  The former director completed his board of directors tenure in May 2008.

Note 11 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined benefits based on employees’ years of service.

The components of net periodic benefit cost for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Service cost	$31	$25
Interest cost	223	213
Expected return on plan assets	(243)	(277)
Amortization of prior service costs	5	5
Amortization of net loss	58	47
Net periodic benefit cost	$74	$13

The Company did not make any contributions to the Plan during the three months ended March 31, 2009, and currently does not expect to make any additional contributions during the remainder of the fiscal 2009 year.

Note 12 – Product Recalls

During 2008, the Company reached a settlement in the various class action lawsuits against the Company which arose from or relate to the Company’s recall of certain products in June 2007 and September 2007.  With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits relating to the June 2007 and September 2007 recalls have been resolved.  The Company may be subject to individual claims for personal injuries or other claims or government inquiries (including the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

During 2008, the Company received an inquiry from the CPSC for information regarding the recalls of certain products in June 2007 and September 2007 for the purpose of assessing whether the CPSC may impose a fine on the Company.  The Company is responding to this inquiry, and at this time, the CPSC has not yet imposed a fine upon the Company.

The Company recorded charges of $0.3 million and $1.5 million related to the 2007 recalls for the three months ended March 31, 2009 and 2008.  The Company has $3.8 million and $6.0 million of accrued recall-related items included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively.  These items are based on the latest estimates of retailer inventory returns, consumer product replacement costs, shipping costs and fines and penalties as of the date of this filing, as well as additional replacement costs or refunds, claims administration and unpaid legal fees to defend recall-related matters incurred to date.  It is reasonably possible that actual costs associated with the recalls and related litigation could differ significantly from the estimates recorded.

Note 13 – Reclassifications

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

Note 15 – Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  This Statement was effective for the financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provided for a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  In accordance with FSP No. FAS 157-2, as of January 1, 2008, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements, and as of January 1, 2009, the Company adopted the provisions of SFAS No. 157 with respect to its non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

Note 16 – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income for the three months ended March 31, 2009 and 2008, is calculated as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net income	$1,788	$2,001
Other comprehensive (loss) income – foreign currency translation adjustments	(1,129)	1,838
Comprehensive income	$659	$3,839

Note 17 – Earnings Per Common Share

The Company computes earnings per common share in accordance with SFAS No. 128, “Earnings Per Share.”  Under the provisions of SFAS No. 128, basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The following table discloses the components of earnings per common share as required by SFAS No. 128:

	Three Months Ended March 31,
	2009	2008
Net income	$1,788	$2,001
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	17,248	17,912
Add effect of diluted securities – assumed exercise of stock options and SARs and vesting of restricted stock awards	58	268
Weighted average common and common equivalent shares outstanding	17,306	18,180

Earnings per common share:
Basic	$0.10	$0.11
Diluted	$0.10	$0.11

Options and SARs to purchase 2,722,041 shares and 1,126,829 shares of common stock were outstanding during the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per common share because the options and SARs were anti-dilutive.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended March 31, 2009, decreased 7.5% compared to net sales for the three months ended March 31, 2008.  Net sales for the three months ended March 31, 2009, were negatively impacted by conservative retailer ordering and unfavorable foreign currency exchange translation.  Gross profit decreased to 40.2% for the three months ended March 31, 2009, from 45.6% for the three months ended March 31, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.1% for the three months ended March 31, 2009, from 39.1% for the three months ended March 31, 2008.  Operating income increased to $4.8 million for the three months ended March 31, 2009, from $4.4 million for the three months ended March 31, 2008.  As a percentage of net sales, operating income increased to 5.6% for the three months ended March 31, 2009, from 4.7% for the three months ended March 31, 2008.

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Net sales.  Net sales for the three months ended March 31, 2009, decreased $7.0 million, or 7.5%, to $86.3 million from $93.3 million for the three months ended March 31, 2008.  Net sales in our North America segment decreased 7.1% and net sales in our international segment decreased 9.3%, which includes a 28.3% negative impact in changes from currency exchange rates.

Net sales in our mother, infant and toddler products category increased 2.4%, primarily driven by higher sales in our infant and toddler gear and feeding and care product lines marketed under The First Years® brand, which were partially offset by sales declines in our infant toy product lines.  Net sales in our preschool, youth and adult products category decreased 17.3%, primarily due to softness across almost all product lines.

Gross profit.  Gross profit decreased $7.8 million, or 18.4%, to $34.7 million for the three months ended March 31, 2009, from $42.5 million for the three months ended March 31, 2008.  As a percentage of net sales, gross profit decreased to 40.2% for the three months ended March 31, 2009, from 45.6% for the three months ended March 31, 2008, primarily due to less favorable product mix, unfavorable foreign exchange rates, and higher product costs, which more than offset cost improvement initiatives and price increases.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $7.1 million, or 19.5%, to $29.4 million for the three months ended March 31, 2009, from $36.5 million for the three months ended March 31, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.1% for the three months ended March 31, 2009, from 39.1% for the three months ended March 31, 2008.  The decrease in selling, general and administrative expenses is primarily due to the impact of the Company’s operating cost reduction plan implemented in the fourth quarter of 2008 and lower costs that vary with sales and foreign currency.

Operating income.  Operating income increased to $4.8 million for the three months ended March 31, 2009, from $4.4 million for the three months ended March 31, 2008.  As a percentage of net sales, operating income increased to 5.6% for the three months ended March 31, 2009, from 4.7% for the three months ended March 31, 2008.

Interest expense.  Interest expense of $1.2 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively, relates primarily to borrowings under our credit facility.  The decrease in interest expense is due to lower average debt outstanding and borrowing rates.

Other expense (income), net.  Other expense, net decreased to $0.7 million for the three months ended March 31, 2009, from other (income), net of $(0.4) million for the three months ended March 31, 2008, primarily as a result of unfavorable currency transaction losses.

Income tax.  Income tax expense for the three months ended March 31, 2009 and 2008, includes provisions for federal, state and foreign income taxes at an effective rate of 39.7% and 47.3%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  During the three months ended March 31, 2008, the Company recognized discrete items related to the completion of statutory audits in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $17.0 million and $14.7 million for the three months ended March 31, 2009 and 2008, respectively.  Accounts receivable and inventory decreased $22.4 million and $6.6 million, respectively, during the three months ended March 31, 2009, primarily due to the seasonality of the Company’s business.  These decreases were partially offset by a decrease in accounts payable and accrued expenses of $19.1 million, primarily due to seasonally lower sales volume and lower inventory purchases and freight expense.

Net cash used in investing activities was $2.0 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease in net cash used in investing activities is primarily due to lower capital expenditures.  Capital expenditures for the three months ended March 31, 2009, were $2.0 million, of which $1.4 million were for molds and tooling.

Net cash used in financing activities was $19.0 million and $11.6 million for the three months ended March 31, 2009 and 2008, respectively.  The increase in net cash used in financing activities is primarily due to payments made on the Company’s term loan and revolving line of credit during the three months ended March 31, 2009.  The Company made payments on its term loan and revolving line of credit of $3.8 million and $15.1 million, respectively, during the three months ended March 31, 2009.

Cash decreased $4.3 million during the three months ended March 31, 2009.

On November 3, 2008, the Company entered into a new credit facility to replace its previous credit facility.  The credit facility is comprised of a $75.0 million term loan and a $70.0 million revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At March 31, 2009, the applicable margins in effect were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings.  Principal payments on the term loan commenced on March 31, 2009, at a rate of $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At March 31, 2009, the commitment fee in effect was 0.50% per annum.

Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit to $30.0 million of a period of 60 consecutive days during the first four calendar months of 2009.  The clean down provision limits decrease to $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The Company has met its clean down provision requirement for the year 2009.  On March 31, 2009, the Company had $76.3 million outstanding on this credit facility and was in compliance with all covenants.  At March 31, 2009, the Company had $65.0 million available on its revolving line of credit.

The Company has met its working capital needs through funds generated from operations and available borrowings under its line of credit.  The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales.  Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters.  The Company expects that capital expenditures during 2009, principally for molds and tooling, will be in the range of $10.0 million to $11.0 million.

The Company believes that its cash flows from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2009.  However, if the Company’s capital requirements vary materially from those currently planned, the Company may require additional debt or equity financing beyond the available borrowings under its senior credit facility.  There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

Impairment of long-lived assets, goodwill and other intangible assets.  Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred.  Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under this Statement, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment.  In the fourth quarter of 2008, the Company recorded an impairment charge, writing-off its entire balance of goodwill.  The next test for impairment on its other indefinite lived intangibles will be as of October 1, 2009, and will be completed in the fourth quarter of 2009.  The Company’s management reviews for indicators that might suggest an impairment on its other indefinite lived intangibles loss could exist.  Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets.  Various uncertainties, including changes in consumer preferences, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.  Intangible assets that have finite useful lives are amortized over their useful lives.

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

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,”  management considers certain tax exposures and all available evidence when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  If the available evidence were to change in the future, an adjustment to the tax-related balances may be required.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balances sheets.

Product recalls.  The Company establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs, shipping costs and fines and penalties are considered when establishing a product recall reserve.  The Company also considers additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and plaintiffs’ legal fees related to settlement of the class action lawsuits.  The Company’s legal costs to defend recall-related matters are expensed as incurred.  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

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

Stock-based compensation.  The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  The Company elected to use the modified prospective application of SFAS No. 123R for awards issued prior to January 1, 2006.

The fair value of stock options and SARs granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option pricing model.  The Company calculates the expected volatility factor using Company-specific volatility as the Company believes that its actual volatility is a good indicator of expected future results.  The Company uses historical data to estimate stock option and SAR exercise and employee departure behavior in the Black-Scholes option pricing model.  The expected term of stock options and SARs granted represents the period of time that stock options and SARs granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option or SAR is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of restricted stock awards granted under the stock incentive plan is calculated either using the market price on the grant date or the market price on the last day of the reported period.

 Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations.”  This Statement establishes principles and requirements of how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this Statement on January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurement.  However, this Statement does not require any new fair value measurements.  This Statement is effective for the financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  In accordance with FSP FAS 157-2, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008, and with respect to its non-financial assets and non-financial liabilities as of January 1, 2009.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate,'' "estimate,'' "believe,'' "could,'' "expect,'' "intend,'' "may,'' "planned,'' "potential,'' "should,'' "will,'' "would'' or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:  the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Winnie the Pooh, John Deere and Sesame Street, vehicle manufacturers, agricultural equipment manufacturers and other licensors;  the effect on the Company’s business of the expected termination of the license of the Take Along Thomas & Friends die-cast product line at the end of 2009; risks related to product recalls or product liability claims, compliance with product safety standards and the effect of recalls on the Company’s relationship with licensors, including the effect on renewal and retention of licenses; uncertainty and potential adverse changes in the general economic conditions in the Company's markets, including fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability, bankruptcy or liquidity problems with our customers or other factors affecting economic conditions generally; currency exchange rate fluctuations, including in the Chinese Renminbi, the Hong Kong dollar, the British pound sterling, the Australian dollar, the Euro or the Canadian dollar, could increase the Company’s expenses or reduce the U.S. dollar value of the Company’s assets denominated in foreign currencies, including funds the Company needs to transfer to the U.S.; the effect of the reduced borrowing capacity in the Company’s new credit facility on the Company’s ability to access sufficient working capital, the risk that the Company may not have sufficient cash flows to comply with the payment terms of the new credit facility and the Company’s ability to comply with more restrictive covenants in the new credit facility; increases in the cost of raw materials, labor and other costs to manufacture the Company’s products could increase the Company’s cost of sales and reduce the Company’s gross margins; competition in the markets for the Company's products may increase significantly;  the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; the Company may not be able to collect outstanding accounts receivable from its major retail customers; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its products; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company’s warehouse and/or customers’ warehouses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; the risk of future write-downs of intangible assets; and the Company may experience unanticipated negative results of litigation.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company's Form 10-K for the year ended December 31, 2008.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at March 31, 2009, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.3 million per month.  The Company determined these amounts based on $76.3 million of variable rate borrowings at March 31, 2009, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 20.8% of net sales for the three months ended March 31, 2009, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese Renminbi.  During July 2005, China revalued the Chinese Renminbi, abandoning the former model of pegging the Chinese Renminbi to the U.S. dollar.  As a result, any material increase in the value of the Chinese Renminbi relative to the U.S. dollar would increase the Company’s expenses, and therefore, could adversely affect the Company’s profitability.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the three months ended March 31, 2009, would have changed the total dollar amount of our gross profit by 10.5%.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in British pounds sterling, the Australian dollar or the Euro for the three months ended March 31, 2009, individually would have not had a significant impact on the Company’s earnings.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries, effectively in U.S. dollars.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling and the Australian dollar for the three months ended March 31, 2009, would have changed the total dollar amount of our gross profit by 1.4% and 0.6%, respectively.  The Company is not currently using and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of March 31, 2009, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During 2008, the Company reached a settlement in the various class action lawsuits against the Company which arose from or relate to the Company’s recall of certain products in June 2007 and September 2007.  With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits relating to the June 2007 and September 2007 recalls have been resolved.  The Company may be subject to individual claims for personal injuries or other claims or government inquiries (including the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

During 2008, the Company received an inquiry from the CPSC for information regarding the recalls of certain products in June 2007 and September 2007 for the purpose of assessing whether the CPSC may impose a fine on the Company.  The Company is responding to this inquiry, and at this time, the CPSC has not yet imposed a fine upon the Company.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2008.  Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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
  ___________________

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated this 30th day of April, 2009.

RC2 CORPORATION

By  /s/ Curtis W. Stoelting
      Curtis W. Stoelting, Chief Executive Officer

By  /s/ Peter A. Nicholson
      Peter A. Nicholson, Chief Financial Officer and Secretary