Form 10-Q
period 2009-06-30
RC2 CORP
filed 2009-07-28
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

On July 24, 2009, there were outstanding 17,327,467 shares of the Registrant’s $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

JUNE 30, 2009

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	June 30, 2009	December 31, 2008
Assets
Cash	$31,776	$32,095
Accounts receivable, net	67,501	91,647
Inventory	69,146	73,989
Other current assets	19,996	19,562
Total current assets	188,419	217,293
Property and equipment, net	28,928	30,901
Intangibles, net	82,699	82,504
Other non-current assets	6,607	5,952
Total assets	$306,653	$336,650

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$56,083	$73,986
Current maturities of bank term loan	15,000	15,000
Other current liabilities	2,441	2,508
Total current liabilities	73,524	91,494
Line of credit	---	20,120
Bank term loan	52,500	60,000
Other non-current liabilities	18,261	16,347
Total liabilities	144,285	187,961
Stockholders’ equity	162,368	148,689
Total liabilities and stockholders’ equity	$306,653	$336,650

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net sales	$87,039	$89,193	$173,307	$182,483
Cost of sales	50,313	48,300	101,902	99,048
Recall-related items	---	401	---	421
Gross profit	36,726	40,492	71,405	83,014
Selling, general and administrative expenses	29,888	34,909	59,288	71,362
Recall-related items	246	15,229	549	16,649
Amortization of intangible assets	165	226	361	451
Operating income (loss)	6,427	(9,872)	11,207	(5,448)
Interest expense	972	1,200	2,149	2,664
Interest income	(106)	(460)	(191)	(849)
Other expense (income)	202	390	925	(58)
Income (loss) before income taxes	5,359	(11,002)	8,324	(7,205)
Income tax expense (benefit)	2,030	(4,589)	3,207	(2,793)
Net income (loss)	$3,329	$(6,413)	$5,117	$(4,412)

Earnings (loss) per common share:
Basic	$0.19	$(0.37)	$0.30	$(0.25)
Diluted	$0.19	$(0.37)	$0.29	$(0.25)

Weighted average shares outstanding:
Basic	17,290	17,260	17,269	17,586
Diluted	17,633	17,260	17,445	17,586

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$5,117	$(4,412)
Depreciation and amortization	6,077	6,662
Amortization of deferred financing costs	477	236
Stock-based compensation	2,346	2,673
Excess tax benefit on stock option exercises	(11)	(39)
Loss on disposition of assets	78	12
Changes in operating assets and liabilities	14,570	14,024
Net cash provided by operating activities	28,654	19,156

Cash flows from investing activities
Purchase of property and equipment	(3,635)	(4,951)
Proceeds from disposition of property and equipment	3	8
Recovery of purchase price of acquisitions	270	13
Increase in other non-current assets	(5)	(69)
Net cash used in investing activities	(3,367)	(4,999)

Cash flows from financing activities
Payments on bank term loan	(7,500)	---
Net (payments) borrowings on line of credit	(20,120)	8,000
Issuance of stock upon option exercises	72	245
Excess tax benefit on stock option exercises	44	39
Issuance of stock under ESPP	11	83
Purchase of treasury stock	---	(24,660)
Financing fees paid	(157)	---
Net cash used in financing activities	(27,650)	(16,293)

Effect of exchange rate changes on cash	2,044	2,365

Net (decrease) increase in cash	(319)	229
Cash and cash equivalents, beginning of year	32,095	57,809
Cash and cash equivalents, end of period	$31,776	$58,038

Supplemental information:
Interest paid	$1,776	$2,410
Income taxes paid	3,287	4,054
Income tax refunds received	$101	$4,142

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries (the Company or RC2).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by management, and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2009 and 2008.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months ended and six months ended June 30, 2009 and 2008, are as follows:

	Three Months Ended June 30,
(in thousands)	2009	2008
Net sales:
North America	$64,953	$62,300
International	22,228	27,069
Sales and transfers between segments	(142)	(176)
Combined total	$87,039	$89,193

Operating income (loss):
North America	$3,342	$(9,885)
International	3,110	27
Sales and transfers between segments	(25)	(14)
Combined total	$6,427	$(9,872)

	Six Months Ended June 30,
(in thousands)	2009	2008
Net sales:
North America	$132,724	$135,266
International	40,906	47,655
Sales and transfers between segments	(323)	(438)
Combined total	$173,307	$182,483

Operating income (loss):
North America	$6,475	$(7,660)
International	4,780	2,215
Sales and transfers between segments	(48)	(3)
Combined total	$11,207	$(5,448)

(in thousands)	June 30, 2009	December 31, 2008
Total assets:
North America	$208,544	$235,499
International	98,109	101,151
Combined total	$306,653	$336,650

Under the enterprise-wide disclosure requirements of SFAS No. 131, the Company reports net sales by product category and by distribution channel.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The following table presents consolidated net sales by product category and by distribution channel for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
(in thousands)	2009	2008
Mother, infant and toddler products	$45,627	$41,545
Preschool, youth and adult products	41,412	47,648
Net sales	$87,039	$89,193

Chain retailers	$64,184	$60,858
Specialty retailers, wholesalers, OEM dealers and other	22,855	28,335
Net sales	$87,039	$89,193

	Six Months Ended June 30,
(in thousands)	2009	2008
Mother, infant and toddler products	$92,970	$87,766
Preschool, youth and adult products	80,337	94,717
Net sales	$173,307	$182,483

Chain retailers	$131,564	$129,972
Specialty retailers, wholesalers, OEM dealers and other	41,743	52,511
Net sales	$173,307	$182,483

Note 3 – Intangible Assets

The components of intangible assets, net are as follows:

(in thousands)	June 30, 2009	December 31, 2008
Gross amounts of amortizable intangible assets:
Customer relationships	$8,582	$8,582
Other	4,351	4,321
	12,933	12,903
Accumulated amortization of amortizable intangible assets:
Customer relationships	1,055	939
Other	3,715	3,471
	4,770	4,410
Intangible assets not subject to amortization:
Licenses and trademarks	74,536	74,011
Total intangible assets, net	$82,699	$82,504

Other amortizable intangible assets consist primarily of patents, non-compete agreements and trademarks and licenses.  Amortization expense related to amortizable intangible assets for 2009 is estimated to be approximately $0.6 million.

Note 4 – Income Taxes

The uncertain tax positions were $3.5 million and $3.6 million as of June 30, 2009 and December 31, 2008.  At June 30, 2009 and December 31, 2008, approximately $2.9 million and $2.5 million, respectively, of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2004.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2004.  U.S. federal income tax returns for 2005 through 2007 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.2 million, primarily due to the settlement of various state and international income tax audits and court cases and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the six months ended June 30, 2009, the Company recorded an adjustment to interest of $0.2 million and $0.1 million for potential penalties, related to these unrecognized tax benefits.  In total, as of June 30, 2009 and December 31, 2008, the Company has recorded a liability for interest of $2.2 million and $2.0 million, respectively, and a liability for potential penalties of $0.5 million and $0.3 million, respectively.

Note 5 – Debt

On November 3, 2008, the Company entered into a new credit facility to replace its previous credit facility.  The credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At June 30, 2009, the applicable margins in effect were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At June 30, 2009, the commitment fee in effect was 0.50% per annum.

Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The clean down provision limits are $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The Company has met its clean down provision for the year 2009.  On June 30, 2009, the Company had $67.5 million outstanding on this credit facility and no borrowings under its revolving line of credit.  Additionally at June 30, 2009, the Company had $70 million available on its revolving line of credit and was in compliance with all covenants.

Note 6 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease arrangements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties.  These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  The Company has license agreements with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 300 license agreements with terms generally of two to three years.  Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the six months ended June 30, 2009 and 2008.

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

Note 8 – Common Stock

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at June 30, 2009	Shares Outstanding at December 31, 2008
Voting common stock	28,000	$ 0.01	17,318	17,245

At December 31, 2008, the Company held 5.9 million shares of its common stock in treasury.  During the six months ended June 30, 2009 and 2008, the Company sold a total of 11,758 shares and 3,965 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.1 million and $0.1 million, respectively.

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

Note 9 – Stock-Based Payment Arrangements

At June 30, 2009, the Company has three stock incentive plans, two of which are dormant, and an ESPP. Amounts recognized in the condensed consolidated financial statements with respect to these stock-based payment arrangements for the three months and six months ended June 30, 2009 and 2008, are as follows:

	Three Months Ended June 30,
(in thousands)	2009	2008
Total expense recognized for stock-based payment plans	$1,179	$1,315
Amount of related income tax benefit recognized in determining net income	$358	$496

	Six Months Ended June 30,
(in thousands)	2009	2008
Total expense recognized for stock-based payment plans	$2,346	$2,673
Amount of related income tax benefit recognized in determining net income	$798	$1,008

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008.

Restricted stock awards, options to purchase stock or stock-settled stock appreciation rights (SARs) may be granted under the current stock incentive plan.  A summary of stock option and SARs activity for the Company’s stock incentive plans for the six months ended June 30, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	1,921,142	$22.80
Changes during the period:
Granted	998,300	5.19
Exercised	8,000	5.49
Forfeited	25,577	21.83
Expired	70,752	26.48
Cancelled	124,600	35.87
Outstanding, end of period	2,690,513	$15.62	7.4	$10,368

Exercisable and vested as of June 30, 2009	1,104,617	$20.50
Expected to vest	1,556,410	12.25
Total vested and expected to vest	2,661,027	$15.67	7.4	$10,215

The total fair value of options and SARs vested during the six months ended June 30, 2009, was $3.7 million.  As of June 30, 2009, there was $9.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options and SARs.  That cost is expected to be recognized over a weighted average period of 2.7 years.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period which is generally over two to three years.  A summary of restricted stock awards for the Company’s stock incentive plans for the six months ended June 30, 2009, is as follows:

	Number of Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards, beginning of year	57,851	$21.90
Changes during the period:
Granted	53,656	10.72
Vested	20,271	27.89
Forfeited	---	---
Unvested restricted stock awards, end of period	91,236	$14.28	2.2

As of June 30, 2009, there was $1.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Note 10 – Related Party Transactions

The Company purchased some of its finished goods during the six months ended June 30, 2008, from a company in which a relative of a Company stockholder and former director of the Company has an ownership interest.  The former director completed his board of directors tenure in May 2008.

Note 11 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months and six months ended June 30, 2009 and 2008, are as follows:

	Three Months Ended June 30,
(in thousands)	2009	2008
Service cost	$32	$25
Interest cost	222	214
Expected return on plan assets	(243)	(278)
Amortization of prior service costs	5	5
Amortization of net loss	58	48
Net periodic benefit cost	$74	$14

	Six Months Ended June 30,
(in thousands)	2009	2008
Service cost	$63	$50
Interest cost	445	427
Expected return on plan assets	(486)	(555)
Amortization of prior service costs	10	10
Amortization of net loss	116	95
Net periodic benefit cost	$148	$27

The Company did not make any contributions to the Plan during the six months ended June 30, 2009, and currently does not expect to make any additional contributions during the remainder of the fiscal 2009 year.

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

The Company recorded charges related to the 2007 recalls of $0.2 million and $15.7 million for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $17.1 million for the six months ended June 30, 2009 and 2008, respectively.  The Company has $3.6 million and $6.0 million of accrued recall-related items included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.  These items are based on the latest estimates of retailer inventory returns, consumer product replacement costs, shipping costs and fines and penalties as of the date of this filing, as well as additional replacement costs or refunds, claims administration and unpaid legal fees to defend recall-related matters incurred to date.  It is reasonably possible that actual costs associated with the recalls and related litigation could differ significantly from the estimates recorded.

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

Note 16 – Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income (loss) for the six months ended June 30, 2009 and 2008, is calculated as follows:

	Six Months Ended June 30,
(in thousands)	2009	2008
Net income (loss)	$5,117	$(4,412)
Other comprehensive income – foreign currency translation adjustments	7,234	3,574
Comprehensive income (loss)	$12,351	$(838)

Note 17 – Earnings (Loss) Per Common Share

The Company computes earnings (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share.”  Under the provisions of SFAS No. 128, basic earnings (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The following table discloses the components of earnings (loss) per common share as required by SFAS No. 128:

	Three Months Ended June 30,
	2009	2008
Net income (loss)	$3,329	$(6,413)
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	17,290	17,260
Add effect of diluted securities – assumed exercise of stock options and SARs and vesting of restricted stock awards	343	---
Weighted average common and common equivalent shares outstanding	17,633	17,260

Earnings (loss) per common share:
Basic	$0.19	$(0.37)
Diluted	$0.19	$(0.37)

	Six Months Ended June 30,
	2009	2008
Net income (loss)	$5,117	$(4,412)
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	17,269	17,586
Add effect of diluted securities – assumed exercise of stock options and SARs and vesting of restricted stock awards	176	---
Weighted average common and common equivalent shares outstanding	17,445	17,586

Earnings (loss) per common share:
Basic	$0.30	$(0.25)
Diluted	$0.29	$(0.25)

Options and SARs to purchase 1,385,464 shares and 2,011,952 shares of common stock were outstanding during the three months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings (loss) per common share because the options and SARs were anti-dilutive.  Options and SARs to purchase 1,385,464 shares and 2,011,952 shares of common stock were outstanding during the six months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings (loss) per common share because the options and SARs were anti-dilutive.  Additionally, unvested restricted stock awards of 57,851 were not included in the computation of diluted earnings (loss) per common share for the three months and six months ended June 30, 2008.  As the actual results for the three months and six months ended June 30, 2008, generated a net loss, any potential common shares would be antidilutive, and accordingly, were excluded from the diluted earnings (loss) per common share calculation.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended June 30, 2009, decreased 2.5% compared to net sales for the three months ended June 30, 2008.  Gross profit margin decreased to 42.2% for the three months ended June 30, 2009, from 45.4% for the three months ended June 30, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.4% for the three months ended June 30, 2009, from 39.1% for the three months ended June 30, 2008.  Operating income was $6.4 million for the three months ended June 30, 2009, compared to an operating loss of $9.9 million for the three months ended June 30, 2008.  As a percentage of net sales, operating income was 7.4% for the three months ended June 30, 2009, compared to an operating loss of 11.1% for the three months ended June 30, 2008.

Net sales for the six months ended June 30, 2009, decreased 5.0% compared to net sales for the six months ended June 30, 2008.  Gross profit margin decreased to 41.2% for the six months ended June 30, 2009, from 45.5% for the six months ended June 30, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.2% for the six months ended June 30, 2009, from 39.1% for the six months ended June 30, 2008.  Operating income was $11.2 million for the six months ended June 30, 2009, compared to an operating loss of $5.4 million for the six months ended June 30, 2008.  As a percentage of net sales, operating income was 6.5% for the six months ended June 30, 2009, compared to an operating loss of 3.0% for the six months ended June 30, 2008.

The results for the three months and six months ending June 30, 2008, include a one-time payment of $15.0 million to a licensor, in exchange for a release from indemnification claims that were related to certain 2007 recalls.  This payment is included in recall-related items in the accompanying condensed consolidated statements of operations.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Net sales.  Net sales for the three months ended June 30, 2009, decreased $2.2 million, or 2.5%, to $87.0 million from $89.2 million for the three months ended June 30, 2008.  Net sales in our North America segment increased 4.3% and net sales in our international segment decreased 17.9%, which includes an 18.1% negative impact in changes from currency exchange rates.

Net sales in our mother, infant and toddler products category increased 9.8%, primarily driven by higher sales in our infant and toddler feeding and care product lines marketed under The First Years® brand, which were partially offset by sales declines in our infant and toddler play and gear product lines.  Net sales in our preschool, youth and adult products category decreased 13.1%, primarily due to softness across almost all product lines.

Gross profit.  Gross profit decreased $3.8 million, or 9.4%, to $36.7 million for the three months ended June 30, 2009, from $40.5 million for the three months ended June 30, 2008.  As a percentage of net sales, gross profit margin decreased to 42.2% for the three months ended June 30, 2009, from 45.4% for the three months ended June 30, 2008, primarily due to less favorable product mix shift within our mother, infant and toddler products category and to a lesser extent as a result of the mix shift between our preschool, youth and adult products category and our mother, infant and toddler products category, unfavorable foreign exchange rate fluctuations and higher product costs, which more than offset cost improvement initiatives and price increases.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $5.0 million, or 14.3%, to $29.9 million for the three months ended June 30, 2009, from $34.9 million for the three months ended June 30, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.4% for the three months ended June 30, 2009, from 39.1% for the three months ended June 30, 2008.  The decrease in selling, general and administrative expenses is primarily due to the impact of the Company’s operating cost reduction plan implemented in the fourth quarter of 2008 and to a lesser extent foreign currency rate fluctuations and lower variable costs.

Operating income (loss).  Operating income was $6.4 million for the three months ended June 30, 2009, compared to an operating loss of $9.9 million for the three months ended June 30, 2008.  As a percentage of net sales, operating income was 7.4% for the three months ended June 30, 2009, compared to an operating loss of 11.1% for the three months ended June 30, 2008.  Operating income (loss) for the three months ended June 30, 2009 and 2008, includes $0.2 million and $15.7 million, respectively, of recall-related items.

Interest expense.  Interest expense of $1.0 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively, relates primarily to borrowings under our credit facility.  The decrease in interest expense is due to lower average debt outstanding, partially offset by higher debt issuance cost amortization.

Interest income and Other expense (income), net.  Interest income decreased to $0.1 million for the three months ended June 30, 2009 from $0.5 million for the three months ended June 30, 2008, primarily as a result of lower investible cash balances on hand and lower interest rates.

Other expense, net decreased to $0.2 million for the three months ended June 30, 2009, from $0.4 million for the three months ended June 30, 2008, primarily as a result of lower foreign currency transaction losses.

Income tax expense (benefit).  Income tax expense (benefit) for the three months ended June 30, 2009 and 2008, includes provisions for federal, state and foreign income taxes at an effective rate of 37.9% and (41.7)%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Net sales.  Net sales for the six months ended June 30, 2009, decreased $9.2 million, or 5.0%, to $173.3 million from $182.5 million for the six months ended June 30, 2008.  Net sales in our North America segment decreased 1.9% and net sales in our international segment decreased 14.2%, which includes a 22.3% negative impact in changes from currency exchange rates.

Net sales in our mother, infant and toddler products category increased 5.9%, primarily driven by higher sales in our infant and toddler feeding and care product lines marketed under The First Years® brand, which were partially offset by sales declines in our infant and toddler play product lines.  Net sales in our preschool, youth and adult products category decreased 15.2%, primarily due to softness across almost all product lines.

Gross profit.  Gross profit decreased $11.6 million, or 14.0%, to $71.4 million for the six months ended June 30, 2009, from $83.0 million for the six months ended June 30, 2008.  As a percentage of net sales, gross profit margin decreased to 41.2% for the six months ended June 30, 2009, from 45.5% for the six months ended June 30, 2008, primarily due to less favorable product mix, unfavorable foreign exchange rates, and higher product costs, which more than offset cost improvement initiatives and price increases.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $12.1 million, or 16.9%, to $59.3 million for the six months ended June 30, 2009, from $71.4 million for the six months ended June 30, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.2% for the six months ended June 30, 2009, from 39.1% for the six months ended June 30, 2008.  The decrease in selling, general and administrative expenses is primarily due to the impact of the Company’s operating cost reduction plan implemented in the fourth quarter of 2008 and to a lesser extent, foreign currency rate fluctuations and lower variable costs.

Operating income (loss).  Operating income was $11.2 million for the six months ended June 30, 2009, compared to an operating loss of $5.4 million for the six months ended June 30, 2008.  As a percentage of net sales, operating income was 6.5% for the six months ended June 30, 2009, compared to an operating loss of 3.0% for the six months ended June 30, 2008. Operating income (loss) for the six months ended June 30, 2009 and 2008, includes $0.5 million and $17.1 million, respectively, of recall-related items.

Interest expense.  Interest expense of $2.1 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively, relates primarily to borrowings under our credit facility.  The decrease in interest expense is due to lower average debt outstanding, which more than offset higher debt issuance cost amortization.

Interest income and Other expense (income), net.  Interest income decreased to $0.2 million for the six months ended June 30, 2009 from $0.8 million for the six months ended June 30, 2008, primarily as a result of lower investible cash balances on hand and lower interest rates.  Other expense, net increased to $0.9 million for the six months ended June 30, 2009, from other (income), net of $(0.1) million for the six months ended June 30, 2008, primarily as a result of unfavorable currency transaction losses.

Income tax expense (benefit).  Income tax expense (benefit) for the six months ended June 30, 2009 and 2008, includes provisions for federal, state and foreign income taxes at an effective rate of 38.5% and (38.8)%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $28.7 million and $19.2 million for the six months ended June 30, 2009 and 2008, respectively.  Cash flows from operations were favorably impacted by accounts receivable and inventory decreases of $25.5 million and $8.0 million, respectively, during the six months ended June 30, 2009, primarily due to the increased focus on working capital and seasonality of the Company’s business.  These decreases were partially offset by a decrease in accounts payable and accrued expenses of $20.2 million, primarily due to seasonally lower sales volume and lower inventory purchases and freight expense.

Net cash used in investing activities was $3.4 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in net cash used in investing activities is primarily due to lower capital expenditures.  Capital expenditures for the six months ended June 30, 2009, were $3.6 million, of which $2.8 million were for molds and tooling.

Net cash used in financing activities was $27.7 million and $16.3 million for the six months ended June 30, 2009 and 2008, respectively.  The increase in net cash used in financing activities is primarily due to payments made on the Company’s term loan and revolving line of credit during the six months ended June 30, 2009.  The Company made payments on its term loan and revolving line of credit of $7.5 million and $20.1 million, respectively, during the six months ended June 30, 2009.

Cash decreased $0.3 million during the six months ended June 30, 2009.

On November 3, 2008, the Company entered into a new credit facility to replace its previous credit facility.  The credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At June 30, 2009, the applicable margins in effect were 2.75% for LIBOR borrowings and 1.75% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At June 30, 2009, the commitment fee in effect was 0.50% per annum.

Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The clean down provision limits are $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The Company has met its clean down provision requirement for the year 2009.  On June 30, 2009, the Company had $67.5 million outstanding on this credit facility and was in compliance with all covenants.  At June 30, 2009, the Company had $70.0 million available on its revolving line of credit.

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

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,”  management considers certain tax exposures and all available evidence when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  If the available evidence were to change in the future, an adjustment to the tax-related balances may be required.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (141R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations.”  This Statement establishes principles and requirements of how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this Statement on January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on the Company’s financial statements.

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

Based on the Company’s interest rate exposure on variable rate borrowings at June 30, 2009, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.3 million per month.  The Company determined these amounts based on $67.5 million of variable rate borrowings at June 30, 2009, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 21.7% of net sales for the six months ended June 30, 2009, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  During July 2005, China revalued the Chinese renminbi, abandoning the former model of pegging the Chinese renminbi to the U.S. dollar.  As a result, any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase the Company’s expenses, and therefore, could adversely affect the Company’s profitability.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the six months ended June 30, 2009, would have changed the total dollar amount of our gross profit by 10.5%.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in British pounds sterling, the Australian dollar or the Euro for the six months ended June 30, 2009, individually would have not had a significant impact on the Company’s earnings.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries, effectively in U.S. dollars.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar and the Canadian dollar for the six months ended June 30, 2009, would have changed the total dollar amount of our gross profit by 1.3%, 0.8% and 1.1%, respectively.  The Company is not currently using and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of June 30, 2009, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Item 4.  Submission of Matters to a Vote of Security Holders

              The annual meeting of stockholders of the Company was held on May 7, 2009.  The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter, were as follows:

Proposal I (Election of Directors)

	FOR	WITHHELD
Robert E. Dods	15,190,776	444,116
John S. Bakalar	15,187,255	447,637
John J. Vosicky	9,458,165	6,176,727
Curtis W. Stoelting	15,191,167	443,725
Paul E. Purcell	15,248,458	386,434
Daniel M. Wright	15,251,653	383,239
Thomas M. Collinger	9,486,774	6,148,118
Michael J. Merriman, Jr.	9,407,439	6,227,453
Linda A. Huett	15,234,646	400,246
Peter J. Henseler	15,218,886	416,006

Proposal II (Ratification of KPMG LLP as auditors for the Company for the fiscal year ending December 31, 2009.)

FOR	AGAINST	ABSTAIN
15,481,801	115,299	37,792

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.3	Certificate of Ownership and Merger changing the Company’s name to Racing Champions Ertl Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.4	Certificate of Ownership and Merger changing the Company’s name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2003).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
___________________

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated this 28th day of July, 2009.
RC2 CORPORATION

By /s/ Curtis W. Stoelting
      Curtis W. Stoelting, Chief Executive Officer

By /s/ Peter A. Nicholson
      Peter A. Nicholson, Chief Financial Officer and Secretary