Form 10-Q
period 2009-09-30
RC2 CORP
filed 2009-10-29
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

On October 22, 2009, there were outstanding 21,384,179 shares of the Registrant’s $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

SEPTEMBER 30, 2009

INDEX

PART I – FINANCIAL INFORMATION	Page

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$86,778	$32,095
Accounts receivable, net	94,690	91,647
Inventory	70,630	73,989
Other current assets	16,677	19,562
Total current assets	268,775	217,293
Property and equipment, net	28,326	30,901
Intangibles, net	82,392	82,504
Other non-current assets	6,632	5,952
Total assets	$386,125	$336,650

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$69,846	$73,986
Current maturities of bank term loan	11,250	15,000
Other current liabilities	2,475	2,508
Total current liabilities	83,571	91,494
Line of credit	---	20,120
Bank term loan	48,750	60,000
Other non-current liabilities	18,791	16,347
Total liabilities	151,112	187,961
Stockholders’ equity	235,013	148,689
Total liabilities and stockholders’ equity	$386,125	$336,650

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net sales	$126,507	$132,856	$299,814	$315,339
Cost of sales	67,982	72,114	169,884	171,162
Recall-related items	(197)	(1,357)	(197)	(936)
Gross profit	58,722	62,099	130,127	145,113
Selling, general and administrative expenses	36,869	41,026	96,157	112,388
Recall-related items	(112)	(1,464)	437	15,185
Terminated acquisition costs	---	1,416	---	1,416
Amortization of intangible assets	153	219	514	670
Operating income	21,812	20,902	33,019	15,454
Interest expense	819	1,714	2,968	4,378
Interest income	(153)	(476)	(344)	(1,325)
Write-off of investment	---	2,057	---	2,057
Other (income) expense, net	(311)	229	614	171
Income before income taxes	21,457	17,378	29,781	10,173
Income tax expense	7,864	6,269	11,071	3,476
Net income	$13,593	$11,109	$18,710	$6,697

Earnings per common share:
Basic	$0.68	$0.65	$1.03	$0.38
Diluted	$0.66	$0.64	$1.01	$0.38

Weighted average shares outstanding:
Basic	20,078	17,210	18,215	17,460
Diluted	20,602	17,463	18,517	17,715

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$18,710	$6,697
Depreciation and amortization	9,162	10,114
Amortization of deferred financing costs	706	463
Write-off of investment	---	2,057
Stock-based compensation	3,811	4,034
Excess tax benefit on stock option exercises	(16)	(182)
Loss on disposition of assets	129	13
Changes in operating assets and liabilities	8,300	(29,833)
Net cash provided by (used in) operating activities	40,802	(6,637)

Cash flows from investing activities
Purchase of property and equipment	(6,023)	(6,747)
Proceeds from disposition of property and equipment	33	8
Recovery of purchase price of acquisitions	270	13
Change in restricted cash	(157)	---
Increase in other current assets	(4,645)	---
Increase in other non-current assets	(131)	(117)
Net cash used in investing activities	(10,653)	(6,843)

Cash flows from financing activities
Net cash proceeds from public stock offering	57,090	---
Issuance of stock upon option exercises	45	956
Excess tax benefit on stock option exercises	16	182
Issuance of stock under ESPP	116	128
Purchase of treasury stock	---	(24,660)
Payments on bank term loan	(15,000)	---
Net (payments) borrowings on line of credit	(20,120)	43,100
Financing fees paid	(157)	(219)
Net cash provided by financing activities	21,990	19,487

Effect of exchange rate changes on cash	2,544	(1,858)

Net increase in cash	54,683	4,149
Cash and cash equivalents, beginning of year	32,095	57,809
Cash and cash equivalents, end of period	$86,778	$61,958

Supplemental information:
Interest paid	$2,365	$3,787
Income taxes paid	4,595	5,837
Income tax refunds received	$2,145	$4,168

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management, and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008.

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

The Company’s reportable segments under the requirements of Business Segments Topic of the FASB Accounting Standards Codification are North America and International.  The North America segment includes the United States, Canada and Mexico.  The International segment includes non-North America markets.

Segment performance is measured at the operating income level.  Segment assets are comprised of all assets, net of applicable reserves and allowances.  Certain assets and resources are jointly used between the North America and International segments.  Intercompany allocations of such uses are not made.

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months ended and nine months ended September 30, 2009 and 2008, are as follows:

	Three Months Ended September 30,
(in thousands)	2009	2008
Net sales:
North America	$99,471	$98,998
International	27,437	34,106
Sales and transfers between segments	(401)	(248)
Combined total	$126,507	$132,856

Operating income:
North America	$16,268	$14,441
International	5,515	6,409
Sales and transfers between segments	29	52
Combined total	$21,812	$20,902

	Nine Months Ended September 30,
(in thousands)	2009	2008
Net sales:
North America	$232,195	$234,264
International	68,343	81,761
Sales and transfers between segments	(724)	(686)
Combined total	$299,814	$315,339

Operating income:
North America	$22,743	$6,781
International	10,295	8,624
Sales and transfers between segments	(19)	49
Combined total	$33,019	$15,454

(in thousands)	September 30, 2009	December 31, 2008
Total assets:
North America	$274,085	$235,499
International	112,040	101,151
Combined total	$386,125	$336,650

Under the entity-wide disclosure requirements of the Business Segments Topic of the FASB Accounting Standards Codification, the Company reports net sales by product category and by distribution channel.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The following table presents consolidated net sales by product category and by distribution channel for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in thousands)	2009	2008
Mother, infant and toddler products	$44,718	$47,004
Preschool, youth and adult products	81,789	85,852
Net sales	$126,507	$132,856

Chain retailers	$93,117	$90,580
Specialty retailers, wholesalers, OEM dealers and other	33,390	42,276
Net sales	$126,507	$132,856

	Nine Months Ended September 30,
(in thousands)	2009	2008
Mother, infant and toddler products	$137,688	$134,770
Preschool, youth and adult products	162,126	180,569
Net sales	$299,814	$315,339

Chain retailers	$224,681	$220,552
Specialty retailers, wholesalers, OEM dealers and other	75,133	94,787
Net sales	$299,814	$315,339

Note 3 – Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  Such investments are stated at cost, which approximates fair value.

During the third quarter of 2009, the Company purchased unrestricted certificates of deposit with maturities greater than 90 days.  These unrestricted certificates of deposit are included in other current assets in the accompanying condensed consolidated balance sheet at September 30, 2009.  The carrying amounts of these unrestricted certificates of deposit of $4.6 million approximate their fair value.

Note 4 – Intangible Assets

The components of intangible assets, net are as follows:

(in thousands)	September 30, 2009	December 31, 2008
Gross amounts of amortizable intangible assets:
Customer relationships	$8,582	$8,582
Other	4,351	4,321
	12,933	12,903
Accumulated amortization of amortizable intangible assets:
Customer relationships	1,114	939
Other	3,810	3,471
	4,924	4,410
Intangible assets not subject to amortization:
Licenses and trademarks	74,383	74,011
Total intangible assets, net	$82,392	$82,504

Other amortizable intangible assets consist primarily of patents, non-compete agreements and trademarks and licenses.  Amortization expense related to amortizable intangible assets for 2009 is estimated to be approximately $0.6 million.

Note 5 – Income Taxes

The uncertain tax positions were $3.0 million and $3.6 million as of September 30, 2009 and December 31, 2008, respectively.  At each of September 30, 2009 and December 31, 2008, approximately $2.5 million of the total gross unrecognized tax benefits represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2005.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2005.  U.S. federal income tax returns for 2006 through 2008 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.4 million, primarily due to the settlement of various state and international income tax audits, the filing of amended returns and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the nine months ended September 30, 2009, the Company recorded an adjustment to interest of $0.1 million and an immaterial amount for potential penalties, related to these unrecognized tax benefits.  In total, as of September 30, 2009 and December 31, 2008, the Company has recorded a liability for interest of $2.1 million and $2.0 million, respectively, and a liability for potential penalties of $0.4 million and $0.3 million, respectively.

Note 6 – Debt

On November 3, 2008, the Company entered into a new credit facility to replace its previous credit facility.  The credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company's leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At September 30, 2009, the applicable margins in effect were 2.50% for LIBOR borrowings and 1.50% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the third quarter of 2009, the Company prepaid its fourth quarter 2009 required principal payment.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At September 30, 2009, the commitment fee in effect was 0.50% per annum.

Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The clean down provision limits are $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The Company has met its clean down provision for the year 2009.  The credit facility is secured by the Company's domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On September 30, 2009, the Company had $60.0 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  Additionally at September 30, 2009, the Company had $70.0 million available on its revolving line of credit and was in compliance with all covenants.

The carrying amounts of the line of credit and bank term loan approximate fair value.

Note 7 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease arrangements, which expire through November 30, 2019.  In the third quarter 2009, the Company entered into a ten year lease agreement for a 174,375 square foot office and distribution facility located in Dandenong South, Victoria, Australia, to replace an existing facility whose lease will expire in December 2009.  The Company’s total rent commitment over the ten year term is approximately $10.9 million, which equates to an average annual rent expense of $1.1 million.

The Company markets a significant portion of its products under licenses from other parties.  These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  The Company has license agreements with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 300 license agreements with terms generally of two to three years.  Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the nine months ended September 30, 2009 and 2008.

Note 8 – Legal Proceedings

See Note 13 – Product Recalls for a description of certain legal proceedings with respect to the products subject to the 2007 recalls.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or results of operations.

Note 9 – Common Stock

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at September 30, 2009	Shares Outstanding at December 31, 2008
Voting common stock	28,000	$0.01	21,353	17,245

At September 30, 2009 and December 31, 2008, the Company held 2.9 million and 5.9 million shares of its common stock in treasury, respectively.  During the nine months ended September 30, 2009 and 2008, the Company sold a total of 20,737 shares and 6,681 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.1 million and $0.1 million, respectively.

In August 2009, the Company completed a public offering of 4.0 million shares of common stock, of which 3.0 million were issued out of treasury, at a price of $15.00 per share.  The Company received net proceeds of $57.1 million and intends to use the net proceeds from the offering for general corporate and working capital purposes, including potential repayment of long-term debt and the funding of future acquisitions.

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

Note 10 – Stock-Based Payment Arrangements

At September 30, 2009, the Company has three stock incentive plans, two of which are dormant, and an ESPP. Amounts recognized in the condensed consolidated financial statements with respect to these stock-based payment arrangements for the three months and nine months ended September 30, 2009 and 2008, are as follows:

	Three Months Ended September 30,
(in thousands)	2009	2008
Total expense recognized for stock-based payment plans	$1,465	$1,361
Amount of related income tax benefit recognized in determining net income	$516	$513

	Nine Months Ended September 30,
(in thousands)	2009	2008
Total expense recognized for stock-based payment plans	$3,811	$4,034
Amount of related income tax benefit recognized in determining net income	$1,314	$1,521

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and nine months ended September 30, 2009 and 2008.

Restricted stock awards, options to purchase stock or stock-settled stock appreciation rights (SARs) may be granted under the current stock incentive plan.  A summary of stock option and SARs activity for the Company’s stock incentive plans for the nine months ended September 30, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	1,921,142	$22.80
Changes during the period:
Granted	998,300	5.19
Exercised	9,000	5.04
Forfeited	36,277	18.23
Expired	83,660	27.44
Cancelled	124,600	35.87
Outstanding, end of period	2,665,905	$15.57	4.6	$2,719

Exercisable and vested as of September 30, 2009	1,093,021	$20.37
Expected to vest	1,547,669	12.25
Total vested and expected to vest	2,640,690	$15.61	7.1	$11,621

The total fair value of options and SARs vested during the nine months ended September 30, 2009, was $3.7 million.  As of September 30, 2009, there was $8.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options and SARs.  That cost is expected to be recognized over a weighted average period of 2.6 years.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period, which is generally over two to three years.  A summary of restricted stock awards for the Company’s stock incentive plans for the nine months ended September 30, 2009, is as follows:

	Number of Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards, beginning of year	57,851	$21.90
Changes during the period:
Granted	53,656	10.72
Vested	20,271	27.89
Forfeited	---	---
Unvested restricted stock awards, end of period	91,236	$14.39	2.0

As of September 30, 2009, there was $0.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 11 – Related Party Transactions

The Company purchased some of its finished goods during the nine months ended September 30, 2008, from a company in which a relative of a Company stockholder and former director of the Company has an ownership interest.  The former director completed his board of directors tenure in May 2008.

Note 12 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months and nine months ended September 30, 2009 and 2008, are as follows:

	Three Months Ended September 30,
(in thousands)	2009	2008
Service cost	$31	$26
Interest cost	223	213
Expected return on plan assets	(242)	(277)
Amortization of prior service costs	4	4
Amortization of net loss	57	47
Net periodic benefit cost	$73	$13

	Nine Months Ended September 30,
(in thousands)	2009	2008
Service cost	$94	$76
Interest cost	668	640
Expected return on plan assets	(728)	(832)
Amortization of prior service costs	14	14
Amortization of net loss	173	142
Net periodic benefit cost	$221	$40

The Company did not make any contributions to the Plan during the nine months ended September 30, 2009, and currently does not expect to make any additional contributions during the remainder of the fiscal 2009 year.

Note 13 – Product Recalls

During 2008, the Company reached a settlement in the various class action lawsuits against the Company in the U.S. which arose from or relate to the Company’s recall of certain products in June 2007 and September 2007.  With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits in the U.S. relating to the June 2007 and September 2007 recalls have been resolved.  The Company may be subject to individual claims for personal injuries or other claims or government inquiries in the U.S. or other jurisdictions (including the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

During 2008, the Company received an inquiry from the CPSC for information regarding the recalls of certain products in June 2007 and September 2007 for the purpose of assessing whether the CPSC may impose a fine on the Company.  The Company is responding to this inquiry, and at this time, the CPSC has not yet imposed a fine upon the Company.

The Company recorded (benefits) charges related to the 2007 recalls of $(0.7) million and $(3.2) million for the three months ended September 30, 2009 and 2008, respectively, and $(0.2) million and $13.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The Company has $2.8 million and $6.0 million of accrued recall-related items included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.  These items are based on the latest estimates of retailer inventory returns, consumer product replacement costs, shipping costs and fines and penalties as of the date of this filing, as well as additional replacement costs or refunds, claims administration and unpaid legal fees to defend recall-related matters incurred to date.  It is reasonably possible that actual costs associated with the recalls and related litigation could differ significantly from the estimates recorded.

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

Note 16 – Fair Value

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  As of January 1, 2008, the Company adopted the provisions of this Topic with respect to its financial assets and liabilities that are measured at fair value within the financial statements, and as of January 1, 2009, the Company adopted the provisions of this Topic with respect to its non-financial assets and non-financial liabilities.  The adoption of this Topic did not have a material impact on the Company’s financial statements.

Note 17 – Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the requirements of the Comprehensive Income Topic of the FASB Accounting Standards Codification, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income (loss) for the nine months ended September 30, 2009 and 2008, is calculated as follows:

	Nine Months Ended September 30,
(in thousands)	2009	2008
Net income	$18,710	$6,697
Other comprehensive income (loss) – foreign currency translation adjustments	7,903	(7,789)
Comprehensive income (loss)	$26,613	$(1,092)

Note 18 – Earnings Per Common Share

The Company computes earnings per common share in accordance with the requirements under the Earnings Per Share Topic of the FASB Accounting Standards Codification.  Under the provisions of this Topic, basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The following table discloses the components of earnings per common share:

	Three Months Ended September 30,
	2009	2008
Net income	$13,593	$11,109
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	20,078	17,210
Add effect of diluted securities – assumed exercise of stock options and SARs and vesting of restricted stock awards	524	253
Weighted average common and common equivalent shares outstanding	20,602	17,463

Earnings per common share:
Basic	$0.68	$0.65
Diluted	$0.66	$0.64

	Nine Months Ended September 30,
	2009	2008
Net income	$18,710	$6,697
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	18,215	17,460
Add effect of diluted securities – assumed exercise of stock options and SARs and vesting of restricted stock awards	302	255
Weighted average common and common equivalent shares outstanding	18,517	17,715

Earnings per common share:
Basic	$1.03	$0.38
Diluted	$1.01	$0.38

Options and SARs to purchase 1,264,609 shares and 1,500,863 shares of common stock were outstanding during the three months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per common share because the options and SARs were anti-dilutive.  Options and SARs to purchase 1,369,356 shares and 1,381,104 shares of common stock were outstanding during the nine months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per common share because the options and SARs were anti-dilutive.

Note 19 – Recently Issued Accounting Codification

Effective with the quarter ended September 30, 2009, the Company applies the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”), which is now the exclusive authoritative reference for nongovernmental U.S. GAAP. Where applicable, titles and references to accounting standards have been updated to reflect the Codification.

In December 2007, the FASB issued new requirements under the Business Combinations Topic of the FASB Accounting Standards Codification.  The requirements under this Topic establish principles and requirements of how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The requirements under this Topic apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted these requirements on January 1, 2009. The adoption of these requirements did not have a material impact on the Company’s financial statements.

In September 2006 and February 2008, the FASB issued new requirements under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  These requirements under this Topic define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements.  These requirements apply under other accounting pronouncements that require or permit fair value measurement.  However, these requirements do not require any new fair value measurements.  These requirements are effective for the financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted these requirements with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008, and with respect to its non-financial assets and non-financial liabilities as of January 1, 2009.  The adoption of these requirements did not have a material impact on the Company’s financial statements.

Note 20 – Evaluation of Subsequent Events

In June 2009, the FASB issued new requirements under the Subsequent Events Topic of the FASB Accounting Standards Codification.  The requirements under this Topic establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Topic, an entity should apply these requirements to interim or annual financial periods ending after June 15, 2009.  The Company adopted these requirements June 30, 2009.  In preparing these financial statements, the Company evaluated the events and transactions that occurred between September 30, 2009 and October 29, 2009, the date these financial statements were issued.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended September 30, 2009, decreased 4.8% compared to net sales for the three months ended September 30, 2008.  Gross profit margin decreased to 46.4% for the three months ended September 30, 2009, from 46.7% for the three months ended September 30, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 29.2% for the three months ended September 30, 2009, from 30.9% for the three months ended September 30, 2008.  Operating income was $21.8 million for the three months ended September 30, 2009, compared to $20.9 million for the three months ended September 30, 2008.  As a percentage of net sales, operating income was 17.2% for the three months ended September 30, 2009, compared to 15.7% for the three months ended September 30, 2008.

Net sales for the nine months ended September 30, 2009, decreased 4.9% compared to net sales for the nine months ended September 30, 2008.  Gross profit margin decreased to 43.4% for the nine months ended September 30, 2009, from 46.0% for the nine months ended September 30, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 32.1% for the nine months ended September 30, 2009, from 35.6% for the nine months ended September 30, 2008.  Operating income was $33.0 million for the nine months ended September 30, 2009, compared to $15.5 million for the nine months ended September 30, 2008.  As a percentage of net sales, operating income was 11.0% for the nine months ended September 30, 2009, compared to 4.9% for the nine months ended September 30, 2008.

Operating income for the three months and nine months ended September 30, 2008, include (benefits) charges of $(1.8) million and $15.3 million, respectively, of recall-related and non-recurring charges.  Included in the non-recurring charges for the three months and nine months ended September 30, 2008, are costs related to the termination of the acquisition of a privately-held company and is included in terminated acquisition costs in the accompanying condensed consolidated statements of earnings.  Recall-related charges for the nine months ended September 30, 2008, include a one-time payment of $15.0 million to a licensor, in exchange for a release from indemnification claims that were related to certain 2007 recalls.  This payment is included in recall-related items in the accompanying condensed consolidated statement of earnings for the nine months ended September 30, 2008.

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Net sales.  Net sales for the three months ended September 30, 2009, decreased $6.4 million, or 4.8%, to $126.5 million from $132.9 million for the three months ended September 30, 2008.  Net sales in our North America segment increased 0.5% and net sales in our international segment decreased 19.6%, which includes a 7.5% negative impact in changes from currency exchange rates.

Net sales in our mother, infant and toddler products category decreased 4.9%, primarily driven by lower sales in our health/safety and infant toy product lines.  Net sales in our preschool, youth and adult products category decreased 4.7%, primarily due to softness across almost all product lines, with the exception of strong sales in our Thomas & Friends Wooden Railway product line and our new Super WHY! product line.

Gross profit.  Gross profit decreased $3.4 million, or 5.5%, to $58.7 million for the three months ended September 30, 2009, from $62.1 million for the three months ended September 30, 2008.  As a percentage of net sales, gross profit margin decreased to 46.4% for the three months ended September 30, 2009, from 46.7% for the three months ended September 30, 2008, primarily due to less favorable product mix, less recall-related benefit, unfavorable foreign exchange rate fluctuations and higher product costs, which more than offset cost improvement initiatives and price increases.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $4.1 million, or 10.0%, to $36.9 million for the three months ended September 30, 2009, from $41.0 million for the three months ended September 30, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 29.2% for the three months ended September 30, 2009, from 30.9% for the three months ended September 30, 2008.  The decrease in selling, general and administrative expenses is primarily due to the impact of the Company’s operating cost reduction plan implemented in the fourth quarter of 2008, lower variable costs, lower freight out costs resulting from freight rate savings and sales mix and to a lesser extent the impact from foreign currency translation.

Operating income.  Operating income was $21.8 million for the three months ended September 30, 2009, compared to $20.9 million for the three months ended September 30, 2008.  As a percentage of net sales, operating income was 17.2% for the three months ended September 30, 2009, compared to 15.7% for the three months ended September 30, 2008.  Operating income for the three months ended September 30, 2009 and 2008, includes benefits of $0.7 million and $1.8 million, respectively, of recall-related and non-recurring items.

Interest expense.  Interest expense of $0.8 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively, relates primarily to borrowings under our credit facility.  The decrease in interest expense is due to lower average debt outstanding and lower interest rates, partially offset by higher debt issuance cost amortization.

Interest income and Other (income) expense, net.  Interest income decreased to $0.2 million for the three months ended September 30, 2009, from $0.5 million for the three months ended September 30, 2008, primarily as a result of lower investible cash balances on hand and lower interest rates.  Other (income) expense, net increased to $(0.3) million for the three months ended September 30, 2009, from $0.2 million for the three months ended September 30, 2008, primarily as a result of favorable foreign currency transaction fluctuations.

Income tax expense.  Income tax expense for the three months ended September 30, 2009 and 2008, includes provisions for federal, state and foreign income taxes at an effective rate of 36.7% and 36.1%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Net sales.  Net sales for the nine months ended September 30, 2009, decreased $15.5 million, or 4.9%, to $299.8 million from $315.3 million for the nine months ended September 30, 2008.  Net sales in our North America segment decreased 0.9% and net sales in our international segment decreased 16.4%, which includes a 15.9% negative impact in changes from currency exchange rates.

Net sales in our mother, infant and toddler products category increased 2.2%, primarily driven by higher sales in our infant and toddler feeding and care product lines marketed under The First Years® brand, which were partially offset by sales declines in our infant and toddler play product lines.  Net sales in our preschool, youth and adult products category decreased 10.2%, primarily due to softness across almost all product lines, with the exception of strong sales in our Thomas & Friends Wooden Railway product line and our new Super WHY! product line.

Gross profit.  Gross profit decreased $15.0 million, or 10.3%, to $130.1 million for the nine months ended September 30, 2009, from $145.1 million for the nine months ended September 30, 2008.  As a percentage of net sales, gross profit margin decreased to 43.4% for the nine months ended September 30, 2009, from 46.0% for the nine months ended September 30, 2008, primarily due to less favorable product mix, unfavorable foreign exchange rates, and higher product costs, which more than offset cost improvement initiatives and price increases.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $16.2 million, or 14.4%, to $96.2 million for the nine months ended September 30, 2009, from $112.4 million for the nine months ended September 30, 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 32.1% for the nine months ended September 30, 2009, from 35.6% for the nine months ended September 30, 2008.  The decrease in selling, general and administrative expenses is primarily due to the impact of the Company’s operating cost reduction plan implemented in the fourth quarter of 2008, and to a lesser extent, foreign currency rate fluctuations and lower variable costs.

Operating income.  Operating income was $33.0 million for the nine months ended September 30, 2009, compared $15.5 million for the nine months ended September 30, 2008.  As a percentage of net sales, operating income was 11.0% for the nine months ended September 30, 2009, compared to 4.9% for the nine months ended September 30, 2008. Operating income for the nine months ended September 30, 2009 and 2008, includes (benefits) charges of $(0.2) million and $15.3 million, respectively, of recall-related and non-recurring items.

Interest expense.  Interest expense of $3.0 million and $4.4 million for the nine months ended September 30, 2009 and 2008, respectively, relates primarily to borrowings under our credit facility.  The decrease in interest expense is due to lower average debt outstanding and lower interest rates, which more than offset higher debt issuance cost amortization.

Interest income and Other expense, net.  Interest income decreased to $0.3 million for the nine months ended September 30, 2009, from $1.3 million for the nine months ended September 30, 2008, primarily as a result of lower investible cash balances on hand and lower interest rates.  Other expense, net increased to $0.6 million for the nine months ended September 30, 2009, from $0.2 million for the nine months ended September 30, 2008, primarily as a result of unfavorable foreign currency transaction losses.

Income tax expense.  Income tax expense for the nine months ended September 30, 2009 and 2008, includes provisions for federal, state and foreign income taxes at an effective rate of 37.2% and 34.2%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $40.8 million and used net cash of $6.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Cash flows from operations were favorably impacted by a decrease in inventory of $6.4 million during the nine months ended September 30, 2009, primarily due to the seasonality of the Company’s business and increased focus on working capital.

Net cash used in investing activities was $10.7 million and $6.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase in net cash used in investing activities is primarily due to the investment in unrestricted certificates of deposit during the third quarter of 2009 of $4.6 million.  Capital expenditures for the nine months ended September 30, 2009, were $6.0 million, of which $4.3 million were for molds and tooling.

Net cash provided by financing activities was $22.0 million and $19.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase in net cash provided by financing activities is primarily due to $57.1 million of net cash proceeds from the public offering during the third quarter of 2009 partially offset by payments made on the Company’s term loan and revolving line of credit during the nine months ended September 30, 2009.  The Company made payments on its term loan and revolving line of credit of $15.0 million and $23.1 million, respectively, during the nine months ended September 30, 2009.

Cash and cash equivalents increased $54.7 million during the nine months ended September 30, 2009.

On November 3, 2008, the Company entered into a new credit facility to replace its previous credit facility.  The credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At September 30, 2009, the applicable margins in effect were 2.50% for LIBOR borrowings and 1.50% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the third quarter of 2009, the Company prepaid its required fourth quarter 2009 principal payment. The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At September 30, 2009, the commitment fee in effect was 0.50% per annum.

Under the terms of the new credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The clean down provision limits are $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010 and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The Company has met its clean down provision requirement for the year 2009.  The credit facility is secured by the Company's domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On September 30, 2009, the Company had $60.0 million outstanding on its bank term loan and was in compliance with all covenants.  Additionally, at September 30, 2009, the Company had $70.0 million available on its revolving line of credit.

In August 2009, the Company completed a public offering of 4.0 million shares of common stock, of which 3.0 million were issued out of treasury, at a price of $15.00 per share.  The Company received net proceeds of $57.1 million and intends to use the net proceeds from the offering for general corporate and working capital purposes, including potential repayment of long-term debt and the funding of future acquisitions.

The Company has met its working capital needs through funds generated from operations and available borrowings under its line of credit.  The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales.  Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters.  The Company expects that capital expenditures during 2009, principally for molds and tooling, will be approximately $10.0 million.

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

Impairment of long-lived assets, goodwill and other intangible assets.  Long-lived assets have been reviewed for impairment based on the requirements under the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification.  This Topic requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred.  Goodwill and other intangible assets have been reviewed for impairment based on the requirements under the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification. Under this Topic, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment.  In the fourth quarter of 2008, the Company recorded an impairment charge, writing-off its entire balance of goodwill.  The next scheduled annual test for impairment on its other indefinite lived intangibles will be as of October 1, 2009, and will be completed in the fourth quarter of 2009.  The Company’s management reviews for indicators that might suggest an impairment loss could exist.  An interim test for impairment is performed if a triggering event occurs suggesting possible impairment.  Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets.  Various uncertainties, including changes in consumer preferences, ability to maintain related licenses, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.  Intangible assets that have finite useful lives are amortized over their useful lives.

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

In accordance with the Income Taxes Topic under the FASB Accounting Standards Codification, management considers certain tax exposures and all available evidence when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  If the available evidence were to change in the future, an adjustment to the tax-related balances may be required.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.

Product recalls.  The Company establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs, shipping costs and fines and penalties are considered when establishing a product recall reserve.  The Company also considers additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and plaintiffs’ legal fees related to settlement of litigation related to the recalls.  The Company’s legal costs to defend recall-related matters are expensed as incurred.  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

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

Stock-based compensation.  The Company accounts for stock-based compensation in accordance with the requirements under the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification.  The Company elected to use the modified prospective application of this Topic for awards issued prior to January 1, 2006.

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

Recently Issued Accounting Codification

Effective with the quarter ended September 30, 2009, the Company applies the Financial Accounting Standards Board’s Accounting Standards Codification (the Codification), which is now the exclusive authoritative reference for nongovernmental U.S. GAAP. Where applicable, titles and references to accounting standards have been updated to reflect the Codification.

In June 2009, the FASB issued new requirements under the Subsequent Events Topic of the FASB Accounting Standards Codification.  The requirements under this Topic establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Topic, an entity should apply these requirements to interim or annual financial periods ending after June 15, 2009.  The Company adopted these requirements on June 30, 2009.  In preparing the accompanying condensed consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2009 and October 29, 2009, the date the accompanying condensed consolidated financial statements were issued.

In December 2007, the FASB issued new requirements under the Business Combinations Topic of the FASB Accounting Standards Codification.  The requirements under this Topic establish principles and requirements of how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The requirements under this Topic apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted these requirements on January 1, 2009. The adoption of these requirements did not have a material impact on the Company’s financial statements.

In September 2006 and February 2008, the FASB issued new requirements under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  These requirements under this Topic define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements.  These requirements apply under other accounting pronouncements that require or permit fair value measurement.  However, these requirements do not require any new fair value measurements.  These requirements are effective for the financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted these requirements with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008, and with respect to its non-financial assets and non-financial liabilities as of January 1, 2009.  The adoption of these requirements did not have a material impact on the Company’s financial statements.

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

Based on the Company’s interest rate exposure on variable rate borrowings at September 30, 2009, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.3 million per month.  The Company determined these amounts based on $60.0 million of variable rate borrowings at September 30, 2009, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 20.5% of net sales for the nine months ended September 30, 2009, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  During July 2005, China revalued the Chinese renminbi, abandoning the former model of pegging the Chinese renminbi to the U.S. dollar.  As a result, any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase the Company’s expenses, and therefore, could adversely affect the Company’s profitability.  The Hong Kong dollar is currently pegged to the U.S. dollar.

If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the nine months ended September 30, 2009, would have changed the total dollar amount of our gross profit by 10.4%.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in the British pound sterling, the Australian dollar or the Euro for the nine months ended September 30, 2009, individually would not have had a significant impact on the Company’s net income.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries, effectively in U.S. dollars.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar and the Canadian dollar for the nine months ended September 30, 2009, would have changed the total dollar amount of our gross profit by 1.3%, 0.7% and 0.8%, respectively.  The Company is not currently using and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 30, 2009, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During 2008, the Company reached a settlement in the various class action lawsuits against the Company in the U.S. which arose from or relate to the Company’s recall of certain products in June 2007 and September 2007.  With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits in the U.S. relating to the June 2007 and September 2007 recalls have been resolved.  The Company may be subject to individual claims for personal injuries or other claims or government inquiries in the U.S. or other jurisdictions (including the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

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

3.5
Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on July 30, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

_________________

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

Dated this 29th day of October, 2009.
RC2 CORPORATION

By  /s/ Curtis W. Stoelting
      Curtis W. Stoelting,
      Chief Executive Officer

By  /s/ Peter A. Nicholson
       Peter A. Nicholson,
       Chief Financial Officer and Secretary