Form 10-K
period 2009-12-31
RC2 CORP
filed 2010-03-01
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.

[   ]   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission file number 0-22635

RC2 CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-4088307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1111 W. 22nd Street, Suite 320, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 630-573-7200

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes                  No      X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.
Yes                  No      X

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                 No      X

Aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2009 (the last business day of the Registrant’s most recently completed second quarter): $222,614,012.  Shares of common stock held by any executive officer or director of the Registrant have been excluded from this computation because such persons may be deemed affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant’s common stock outstanding as of February 22, 2010: 21,386,970

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

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

Part I

Item 1.  Business

Overview

We are a leading designer, producer and marketer of a broad range of innovative, high-quality products for mothers, infants and toddlers, as well as toys and collectible products sold to preschoolers, youths and adults.  Our leadership position is measured by sales and brand recognition.  Our mother, infant, toddler and preschool products are primarily marketed under our Learning Curve® family of brands, which includes The First Years® and Lamaze brands, as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Super WHY!, Chuggington, Dinosaur Train, John Deere, Disney’s Winnie the Pooh, Princesses, Cars, Fairies and Toy Story, and other well known properties.  We market our youth and adult products primarily under the Johnny Lightning® and Ertl® brands.  We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia, Asia Pacific and South America.

Business Segments

The Company’s reportable segments are North America and International.  The North America segment includes the United States, Canada and Mexico.  The International segment includes non-North America markets.  The discussion in this Form 10-K applies to all segments except where otherwise stated.  For additional information on the Company’s segment reporting, including net sales, operating income (loss) and total assets, see Note 4 to our consolidated financial statements included elsewhere herein.

Products

North America.  In the North America segment, our products are organized into the following categories: (i) mother, infant and toddler products and (ii) preschool, youth and adult products.

Our mother, infant and toddler products category includes a wide-range of products related to infant and toddler feeding, gear, care and play, which are marketed under such brands as The First Years and Lamaze.  Some of the key product lines in this category include reusable toddler feeding products, the Take & Toss® toddler self-feeding system, Lamaze infant development products and The First Years safety gates.  In 2009, we introduced several new products under The First Years brand, including a line of MiPump® breast pumps and the True Fit™ Premier Convertible Car Seat.  In late 2009, we also introduced a new line of True Choice™ digital monitors that offer two and three way communication.  In 2010, we plan to introduce additional new products under both The First Years and Lamaze brands.

Our preschool, youth and adult products category includes our Learning Curve, Johnny Lightning and Ertl brands and features products with such licensed properties as Thomas & Friends and John Deere.  In 2009, we introduced a new product line featuring the literacy-powered superhero stars from the popular PBS show Super WHY!  This product line features plush toys, vehicles, play sets and electronic learning aids.  In 2010, we plan to introduce the Thomas Wooden Railway Early Engineers™ product line, which features larger engines, simple-to-use destinations and tracktiles that provide secure layouts for children as young as 18 months.  Additionally in 2010, we plan to introduce a new product line featuring the characters from the PBS television show Dinosaur Train.  This product line will feature characterized dinosaurs, train cars and plush toys.

International.  In addition to our business in North America, in 2009, we operated in more than 50 countries, selling a representative range of our mother, infant and toddler and preschool, youth and adult product lines.  The geographic regions in the International segment include Europe, Australia, Asia Pacific and South America.  Key international brands for 2009 include Learning Curve, Thomas & Friends Wooden Railway, Bob the Builder, The First Years, Lamaze, Ertl and Britains®.  Significant product introductions for 2010 include the Thomas Wooden Railway Early Engineers product line and two new train play product lines based on the Chuggington television show.

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

We have entered into agreements to license such properties from, among others, Disney Consumer Products, Inc., HIT Entertainment (relating to its Thomas & Friends and Bob the Builder properties), John Deere Shared Services, Inc., Ludorum plc (relating to the Chuggington property), The Jim Henson Company, Inc. (related to its Dinosaur Train property), Out of the Blue Worldwide LLC (relating to its Super WHY! property) and Lamaze International, Inc.  In addition to our Chuggington master toy licensing rights, we hold a 50.0% interest in Chuggington’s intellectual property rights.

We are a party to more than 250 license agreements with terms generally of two to three years.  Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability.  For the year ended December 31, 2009, net sales of the Company’s products with licensed properties Thomas & Friends and John Deere each accounted for more than 10.0% of total net sales.  No other licensed property accounted for more than 10.0% of our total net sales for the year ended December 31, 2009.  Our license agreement with HIT Entertainment for the Take Along Thomas & Friends die-cast product line, which represented approximately 12% of total net sales for the year ended December 31, 2009, terminated at the end of 2009.  This license agreement provides for a six month sell-off period following the license termination date.  Our license with HIT Entertainment for the Thomas & Friends Wooden Railway product line and our license agreements for our John Deere product lines have multiple years remaining.

Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses.  As of December 31, 2009, 38.3% of our licenses require us to make minimum guaranteed royalty payments, whether or not we meet specific sales targets.  Aggregate future minimum guaranteed royalty payments as of December 31, 2009, are $25.5 million, with individual minimum guarantees ranging up to $12.6 million.  Royalty expense related to licenses with minimum guarantees for the year ended December 31, 2009, was $24.8 million.

Channels of Distribution

Our products are available through more than 25,000 retail outlets located in North America, Europe, Australia, Asia Pacific and South America.  We market our products through multiple channels of distribution in order to maximize our sales opportunities for our broad product offering.  Products with lower price points are generally sold in chain retailer channels and higher-priced products are typically sold in hobby, collector and independent toy stores, and through wholesalers and original equipment manufacturers (OEMs).  We believe we have a leading position in multiple distribution channels, and that this position extends the reach of our products to consumers and mitigates the risk of concentration by channel or customer.

Chain retailers.  Our products marketed through this channel are targeted predominately at value conscious consumers.  As a result, the majority of our products marketed through this channel are designed to span lower price points.  Customers included in this channel have more than ten retail locations and include a wide range of retailers, such as book, farm and ranch, craft/hobby and juvenile products stores, as well as the national toy and discount retailers.  Key customers in our chain retailer channel include Toys “R” Us/Babies “R” Us, Target, Wal-Mart and Tractor Supply Company.  Sales in 2009 to chain retailers were 73.5% of our net sales.

Specialty retailers, wholesalers, OEM dealers and other.  We sell many of the products available at chain retailers, as well as higher-priced products with special features, to specialty retailers, wholesalers and OEM dealers, which comprised 26.5% of our net sales in 2009.  Additionally, we often sell licensed products to the licensing OEM’s dealer network.  OEM licensing partners benefit from our OEM dealer sales through the opportunity to receive royalties from additional product sales through the OEM’s dealer network.  We often provide OEM dealers with a short-term exclusivity period in which the OEM dealers have the opportunity to purchase new products for a short period (usually 90 to 360 days) before the products become available through other distribution channels.  We reach these customers directly through our internal telesales group, our business-to-business website located at www.myRC2.com and through specialty sales representatives.  We also make certain products available to consumers through a company store and our website located at www.learningcurveshop.com.  Key customers in our specialty retailers, wholesalers, OEM dealers and other channel include John Deere, Case New Holland, All Aboard Toys and Amazon.com LLC.

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

Our internal sales force is supplemented by external sales representative organizations.  These external sales representative organizations provide more frequent customer contact and solicitation of the specialty, regional and national retailers and supported 32.6% of our net sales in 2009.  External sales representatives earn commissions of up to 12.5% of the net sales price from their accounts.  Their commissions are unaffected by the involvement of our internal sales force with a customer or sale.

The Company maintains a business-to-business website under the name www.myRC2.com.  The website, targeted at smaller volume accounts, allows qualified customers to view new product offerings, place orders, check open order shipping status and review past orders.  We believe that www.myRC2.com leverages our internal sales force and customer service group by providing customers with greater information access and more convenient ordering capability.

We support our product lines with various advertising and marketing promotions.  Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season.  Advertising includes television commercials and print advertisements in magazines and other publications.  Marketing includes, but is not limited to, digital media, including our websites at www.learningcurve.com, www.johnnylightning.com and www.ertl.com, in-store displays, merchandising material and public relations.  We also work closely with retail chains to plan and execute ongoing retailer-driven promotions and advertising.  These programs usually involve promotion of our products in retail customers’ print circulars, mailings and catalogs, and sometimes include placing our products in high-traffic locations within retail stores.

Competition

We compete with several large domestic and foreign companies, such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers, and with other producers of products for mothers, infants and toddlers, as well as toys and collectible products.  Competition in the distribution of our products is intense, and the principal methods of competition consist of product appeal, ability to capture shelf space, timely distribution, price and quality.  Competition is also based on the ability to obtain license agreements for existing and new products to be sold through specific distribution channels or retail outlets.  We believe that our competitive strengths include our knowledge of the markets we serve, our ability to bring products to market rapidly and efficiently, our dedicated and integrated suppliers, our multiple channels of distribution, our well-known brands supported by respected licenses, our diversified product categories, and our established and loyal customer base.  Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have.

Production

We believe we are an industry leader in bringing new products to market rapidly and efficiently.  Our integrated design and engineering expertise, extensive library of product designs, molds and tools, and dedicated suppliers enable us to be the first to market with many innovative products.

Far east product sourcing.  We have operations in Kowloon, Hong Kong, and in the RC2 and LC Industrial Zones in China, and employ 266 people in Hong Kong and China who oversee the sourcing of the majority of our products.  This group assists our suppliers in sourcing raw materials and packaging, performs engineering, graphic art and finance support functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from China.

Far east production.  Most of our products are manufactured in China.  Our China-based product sourcing accounted for 87.4% of our product purchases in 2009.  During 2009, we primarily used eight third-party, dedicated suppliers who manufactured only our products in eight factories, three of which were located in the RC2 Industrial Zone and two of which were located in the LC Industrial Zone.  The RC2 Industrial Zone is the name of a factory complex developed in 1997 and located in Dongguan City, China, (approximately 50 miles from Hong Kong) where three of our third-party, dedicated suppliers operated freestanding factory facilities during 2009.  The LC Industrial Zone is the name of a factory complex developed in 2007 and located in Shaoguan City, China, (approximately 200 miles from Hong Kong) where two of our third-party, dedicated suppliers operated freestanding factory facilities during 2009.  Most of our third-party, dedicated suppliers have been supplying us for more than ten years.  Third-party, dedicated suppliers produced 47.9% of our China-based product purchases in 2009.  In order to supplement our third-party, dedicated suppliers, we use several other suppliers in China.  All products are manufactured to our specifications using molds and tooling that we own.  These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production.  We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers.  We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts.

Die-casting.  All of our die-cast products are manufactured in China.  Die-casting for our products involves the use of custom molds to shape melted zinc alloy into our die-cast products.  Our suppliers purchase zinc alloy and conduct the die-cast manufacturing process at their facilities.

Domestic production.  The production of certain products, such as ride-ons, safety gates and certain plastic infant and toddler products, is completed primarily by U.S.-based suppliers.  We create the product design and specifications and coordinate the manufacturing activities.  We generally prefer to coordinate the production of these products through a limited number of suppliers and believe that a number of alternate suppliers are available.

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

Product safety.  Our products are designed, manufactured, packaged and labeled to conform with all safety requirements under U.S. federal and other applicable laws and regulations, industry-developed voluntary standards and product-specific standards.  Additionally, we have safeguards through our Multi-Check Safety System which includes:

●	Increased scope and frequency of testing for both incoming material and finished products, including testing of finished products from every production run.

●	A certification program for contract manufacturers and paint suppliers, including evidence that toy safety standards and quality control procedures are in place and operating effectively.

●	Mandatory paint control procedures for contract manufacturers, including certified independent lab test results of every batch of wet paint before the paint is released for production.

●	Increased random inspections and audits of both manufacturers and their suppliers, including semi-annual audits and quarterly random inspections for key suppliers.

●	Zero tolerance for compromise on RC2 specifications reinforced by mandatory vendor compliance seminars and signed agreements.

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

Seasonality

We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry.  Our business is highly seasonal primarily due to high consumer demand for our toy products during the year-end holiday season.  Approximately 58.3% of our net sales for the three years ended December 31, 2009, were generated in the second half of the year, with September and October being the largest shipping months.  As a result, consistent with industry practice, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Customers

We derive a significant portion of our sales from some of the world’s largest retailers.  Our top three customers, Toys “R” Us/Babies “R” Us, Target and Wal-Mart, combined accounted for 43.5% of our net sales in 2009.  Other than Toys “R” Us/Babies “R” Us, Target and Wal-Mart, no customer accounted for more than 10.0% of our net sales in 2009.  Many of our retail customers generally purchase large quantities of our product on credit, which may cause a concentration of accounts receivable among some of our largest customers.

Employees

As of December 31, 2009, we had 713 employees, 36 of whom were employed part-time.  We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within RC2.  Collective bargaining agreements cover 94 of our employees who work in the Company’s distribution facilities.  We consider our employee relations to be good.  Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

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

Our license agreement with HIT Entertainment for the license of the Take Along Thomas & Friends die-cast product line terminated at the end of 2009.  This license agreement provides for a six month sell-off period following the license term.  For the year ended December 31, 2009, net sales of our products under this license agreement accounted for approximately 12% of our total net sales.

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

Because we sell products for mothers, infants and toddlers, as well as toys and collectible products, we face product liability risks relating to the use of our products.  We also must comply with a variety of product safety and product testing regulations.  During 2008, the Consumer Product Safety Improvement Act was enacted.  As a result, the Consumer Product Safety Commission is in the process of adopting new regulations for safety and product testing that apply to substantially all of our products.  These new regulations significantly tighten the regulatory requirements governing the manufacture and sale of children’s products and also increase the potential penalties for noncompliance with applicable regulations.  If we fail to comply with these regulations or applicable product safety regulations in other jurisdictions where our products are sold or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage, and we may incur significant costs in complying with recall requirements.  Product recalls may harm our reputation and consumer acceptance of the affected products or our other products, which may have an adverse effect on our net sales.  The recalls may also harm our relationships with our retail customers, including the willingness of those customers to purchase and provide shelf space for our products and to support retailer driven promotions and advertising for our products.  In addition, substantially all of our licenses give the licensor the right to terminate, under certain circumstances, if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations, or if we breach covenants relating to the safety of the products or their compliance with product safety regulations.  A termination of a license would likely adversely affect our net sales.  Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.

Our net sales and profitability depend on our ability to continue to conceive, design and market products that appeal to consumers.

The introduction of new products is critical in our industry and to our growth strategy.  Our business depends on our ability to continue to conceive, design and market new products and upon continuing market acceptance of our product offerings.  Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or what new products will be successful.  In addition, the trend of children “getting older younger,” where children are losing interest in traditional toys and games at younger ages, may increase the pace of change of consumer preferences that affect the demand for our preschool and youth products.  As a result of this trend, at younger and younger ages, our toys compete with the offerings of video game suppliers, consumer electronics companies and other businesses outside of the traditional toy industry.  Our current products may not continue to be popular or new products that we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs.  A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Increases in the cost of raw materials, labor and other costs used to manufacture our products could increase our cost of sales and reduce our gross margins.

Since our products are manufactured by third-party suppliers, we do not directly purchase the raw materials used to manufacture our products.  However, the prices we pay our suppliers may increase if their raw materials, labor or other costs increase.  We may not be able to pass along such price increases to our customers.  As a result, an increase in the cost of raw materials, labor or other costs associated with the manufacturing of our products could increase our costs of sales and reduce our gross margins.  For example, an increase in the price of zinc and resins, key raw materials in many of our products, and increased costs in China, primarily for labor, reduced our gross margins in 2007 and 2008.

Uncertainty and adverse changes in the general economic conditions may negatively affect our business.

Adverse changes in general economic conditions in the United States and other global markets in which we operate, or consumer fears of adverse changes in economic conditions, may cause consumers to reduce expenditures for products such as our products.  Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability, bankruptcy or liquidity problems with our customers or other factors affecting economic conditions generally.  These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with producing and distributing our products.

Currency exchange rate fluctuations could increase our expenses.

Our net sales are primarily denominated in U.S. dollars, with 21.9% of our net sales in 2009 denominated in British pounds sterling, Australian dollars, Euros or Canadian dollars.  Our purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  Any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase our suppliers’ expenses, and therefore, the cost of our products, which could adversely affect the Company’s profitability.  A material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase the Company’s expenses, and therefore, could adversely affect the Company’s profitability.  We are also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries in U.S. dollars.  As a result, any increase in the U.S. dollar relative to our foreign subsidiaries’ local currencies would increase our expenses and, therefore, could adversely affect our profitability.  We are not currently using and have not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets.  We compete with several large domestic and foreign companies such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers and with other producers of products for mothers, infants and toddlers, as well as toys and collectible products.  Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have.  In addition, we may face competition from new participants in our markets because the infant and toddler, toy and collectible product industries have limited barriers to entry.  We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future.  If we cannot compete successfully in the future, our net sales and profitability will likely decline.

An inability to identify or complete future acquisitions could adversely affect our future growth.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths.  While we continue to evaluate potential acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for certain acquisitions or otherwise complete acquisitions in the future.  An inability to identify or complete future acquisitions could limit our future growth.

We may experience difficulties in integrating strategic acquisitions.

The integration of acquired companies and their operations into our operations involves a number of risks, including:

●	the acquired business may experience losses that could adversely affect our profitability;

●	unanticipated costs relating to the integration of acquired businesses may increase our expenses;

●	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company may decrease our net sales;

●	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company may decrease our net sales;

●	difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;

●	diversion of management’s attention could impair their ability to effectively manage our business operations;

●	we may record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges and we may also incur amortization expenses related to intangible assets; and

●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

Additionally, to finance our strategic acquisitions, we have borrowed funds under our credit facility, and we may borrow additional funds to complete future acquisitions.  Our credit agreement may limit our ability to make acquisitions.  Debt leverage resulting from future acquisitions could adversely affect our profit margins and limit our ability to capitalize on future business opportunities.  All of our borrowing capacity is also subject to fluctuations in interest rates.

We depend on the continuing willingness of chain retailers to purchase and provide shelf space for our products.

In 2009, 73.5% of our net sales were to chain retailers.  Our success depends upon the continuing willingness of these retailers to purchase and provide shelf space for our products.  We do not have long-term contracts with our customers.  In addition, our access to shelf space at retailers may be reduced by store closings, stricter requirements for children’s products by retailers that we may not be able to meet, consolidation among these retailers and competition from other products.  An adverse change in our relationship with or the financial viability of one or more of our customers could reduce our net sales and profitability.  In addition, increased concentration of our sales to our largest chain retailer customers may adversely affect our ability to negotiate sales prices for our products and could result in increased pressure on our gross margins.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers.  Our profitability or liquidity may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell.  We maintain credit insurance for some of our major domestic customers, and the amount of this insurance covers a limited portion of the total amount of our accounts receivable.  At December 31, 2008 and 2009, our credit insurance covered 9.8% and 5.8%, respectively, of our gross accounts receivable.  Insurance coverage for future sales is subject to reduction or cancellation.

We rely on a limited number of foreign suppliers in China to manufacture a majority of our products.

During 2009, we relied on eight third-party, dedicated suppliers in China to manufacture a significant portion of our products in eight factories, three of which were located in close proximity to each other in the RC2 Industrial Zone manufacturing complex and two of which were located in close proximity to each other in the LC Industrial Zone, both of which are located in China.  Our China-based product sourcing accounted for 87.4% of our product purchases in 2009.  Third-party, dedicated suppliers who manufacture only our products accounted for 47.9% of our China-based product purchases in 2009.  We enter into purchase orders with our foreign suppliers and generally do not enter into long-term contracts.  Because we rely on these suppliers for flexible production and have integrated these suppliers with our development and engineering teams, if these suppliers do not continue to manufacture our products exclusively, our product sourcing could be adversely affected.  Difficulties encountered by these suppliers, such as fire, accident, natural disaster or an outbreak of a contagious disease at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products.  Any of these risks could increase our expenses or reduce our net sales.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

●	economic and political instability;

●	restrictive actions by foreign governments;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

●	changes in import duties or import or export restrictions;

●	timely shipping of product and unloading of product through West Coast ports, as well as timely rail/truck delivery to our warehouses and/or a customer’s warehouse;

●	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes; and

●	complications in complying with trade and foreign tax laws.

Any of these risks could disrupt the supply of our products or increase our expenses.  The cost of compliance with trade and foreign tax laws increases our expenses, and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs.

Impairment charges could reduce our profitability.

In accordance with the provisions of the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification, we test goodwill and our other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  We conduct testing for impairment annually during the fourth quarter.  In the fourth quarter of 2008, we recorded impairment charges of $244.0 million of our goodwill, which was a 100.0% reduction of our goodwill, and $11.9 million for certain of our indefinite lived intangible assets, as a result of our annual impairment test.  An amendment to our credit facility was obtained to exclude the effect of these impairment charges on our financial covenants.  In the fourth quarter of 2009, we recorded impairment charges of $2.4 million for certain of our indefinite lived intangibles.  At December 31, 2009, we had other intangible assets of $80.3 million, or 21.4% of our total assets, and no goodwill.  Various uncertainties, including changes in consumer preferences, ability to renew licenses, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets.  Although such an impairment charge would be a non-cash expense, any impairment or change in the useful lives of the intangible assets could materially increase our expenses and reduce our profitability.  If we are required to record an impairment charge, the charge could affect our compliance with the debt covenants in our credit agreement.  Additionally, should we violate a covenant under our credit agreement, the cost of obtaining an amendment or waiver could be significant, or the lenders could be unwilling to provide a waiver or agree to an amendment.

Our credit agreement contains debt covenants which restrict our current and future operations, including our ability to take certain actions.

Our credit agreement contains provisions that place limitations on a number of our activities, including our ability to:

●	incur additional debt;

●	create liens on our assets or make guarantees;

●	make acquisitions above certain amounts;

●	pay dividends;

●	buy back shares of our common stock; or

●	dispose of our assets outside the ordinary course of business or enter into a merger or similar transaction.

Our credit agreement also contains a number of financial covenants, including a clean down provision.  The clean down provision will limit the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days in the first four calendar months of 2011 to $25.0 million.

The restrictive covenants in our credit agreement may limit our ability to engage in acts that may be in our best long-term interests.  A breach of any of the restrictive covenants in our credit agreement could result in a default under our credit agreement.  If a default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable, to terminate any commitments they have to provide further borrowers, and to exercise any other rights they have under the credit agreement or applicable law.

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

Our business is highly seasonal primarily due to high consumer demand for our toy products during the year-end holiday season.  Historically, our net sales and profitability have peaked in the third and fourth quarters due to the holiday season buying patterns.  Seasonal variations in operating results may cause us to increase our debt levels and interest expense primarily in the third quarter.

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may become volatile again in the future.  The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

●	our failure to meet the performance estimates of securities analysts;

●	changes in financial estimates of our net sales and operating results or buy/sell recommendations by securities analysts;

●	the timing of announcements by us or our competitors concerning significant product developments, acquisitions or financial performance;

●	fluctuations in our quarterly operating results;

●	substantial sales of our common stock;

●	general stock market conditions; or

●	other economic or external factors.

Our stockholders may be unable to sell their stock at or above their purchase price.

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

Section 203 of the Delaware General Corporation Law prohibits a merger, consolidation, asset sale or other similar business combination between RC2 and any stockholder of 15.0% or more of our voting stock for a period of three years after the stockholder acquires 15.0% or more of our voting stock, unless (1) the transaction is approved by our board of directors before the stockholder acquires 15.0% or more of our voting stock, (2) upon completing the transaction the stockholder owns at least 85.0% of our voting stock outstanding at the commencement of the transaction, or (3) the transaction is approved by our board of directors and the holders of 66 2/3% of our voting stock, excluding shares of our voting stock owned by the stockholder.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2009, our facilities were as follows:

Description	Square Feet	Location	Lease Expiration
Corporate headquarters	27,050	Oak Brook, IL	April 2013
Learning Curve Brands, Inc. warehouse	400,000	Rochelle, IL	November 2019
Learning Curve Brands, Inc. office and warehouse	534,000	Dyersville, IA	Owned
Learning Curve Brands, Inc. office	21,650	Stoughton, MA	August 2010
Learning Curve Brands, Inc. office	3,300	Bentonville, AR	October 2013
Learning Curve Brands, Inc. office	1,986	Walnut Creek, CA	May 2010
Learning Curve Brands, Inc. storage	1,875	Stoughton, MA	June 2010
Learning Curve Brands, Inc. office	1,263	Kettering, OH	Month-to-month
Learning Curve Brands, Inc. office	659	Mission Viejo, CA	November 2010
Learning Curve Brands, Inc. office	294	Danbury, CT	Month-to-month
RC2 (H.K.) Limited RC2 Industrial Zone quarters (1)	68,230	Dongguan City, China	March 2010
RC2 (H.K.) Limited RC2 Industrial Zone office, warehouse and storage (1)	66,365	Dongguan City, China	March 2010
RC2 (H.K.) Limited warehouse and storage (1)	8,238	Dongguan City, China	April 2010
RC2 (H.K.) Limited office (1)	10,296	Kowloon, Hong Kong	July 2010
RC2 (H.K.) Limited quarters (1)	2,173	Weng Yuan, Shao Guan, China	March 2010
RC2 (H.K.) Limited office (1)	1,124	Weng Yuan, Shao Guan, China	March 2010
Racing Champions International Limited office	8,419	Exeter, United Kingdom	October 2013
Racing Champions International Limited office and showroom	2,035	Thatcham, United Kingdom	August 2011
Racing Champions International Limited office	699	Barcelona, Spain	May 2013
Racing Champions International Limited office	603	Lauren, Holland	December 2010
Racing Champions International Limited office	559	Marcq-En-Baroeul, France	September 2014
RC2 Canada Corporation warehouse (2)	47,000	Concord, Ontario	May 2010
RC2 Deutschland GmbH office	2,570	Marsdof, Germany	December 2010
RC2 Australia, Pty. Ltd. office and warehouse	174,376	Dandenong South, Victoria, Australia	September 2019

(1)  The Company is currently in process of renewing its Hong Kong and China leases expiring from March through July 2010, and expects to renew for multi-year lease terms.
(2)  As of January 1, 2004, the Canadian warehouse was no longer being used in our operations and has been subsequently sublet.

Item 3.  Legal Proceedings

During 2008, the Company reached a settlement in the various class action lawsuits against the Company in the U.S. which arose from or relate to the Company’s recall of certain Thomas & Friends Wooden Railway products in June 2007 and September 2007.  With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits in the U.S. relating to the 2007 recalls have been resolved.  The Company may be subject to individual claims for personal injuries or other claims or government inquiries in the U.S. or other jurisdictions (aside from the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

During 2008, the Company received an inquiry from the CPSC for information regarding the recalls of certain Thomas & Friends Wooden Railway toys in 2007 for the purpose of asserting whether the CPSC may impose a fine on the Company.  In the fourth quarter of 2009, the Company agreed to a settlement with the CPSC resolving this matter, which included a $1.3 million civil penalty.  This penalty was included in accrued expenses in the accompanying consolidated balance sheets at both December 31, 2008 and 2009, and was paid subsequent to the end of 2009.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the financial position or the results of the Company’s operations.

Item 4.  [Reserved]

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “RCRC.”  The following table sets forth the high and low closing sales prices for our common stock as reported by NASDAQ for the periods indicated.

2008:	High	Low
First Quarter	$26.89	$18.55
Second Quarter	22.01	17.30
Third Quarter	26.83	16.35
Fourth Quarter	$19.60	$6.45

2009:	High	Low
First Quarter	$10.73	$3.40
Second Quarter	15.07	5.40
Third Quarter	16.92	12.67
Fourth Quarter	$16.16	$12.46

As of December 31, 2009, there were 136 holders of record of our common stock.  We believe the number of beneficial owners of our common stock on that date was substantially greater.

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

Item 6.  Selected Financial Data

The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements, the notes to those statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009, and the consolidated balance sheet data as of December 31, 2008 and 2009, are derived from our audited consolidated financial statements included elsewhere herein.  The consolidated statements of operations for the years ended December 31, 2005 and 2006, and the consolidated balance sheet data as of December 31, 2005, 2006 and 2007, are derived from our audited consolidated financial statements, as adjusted for discontinued operations, that are not included herein.

	Year Ended December 31,
	2005	2006	2007	2008	2009
Consolidated Statement of Operations:	(in thousands, except per share data)
Net sales (1)	$492,766	$518,829	$488,999	$437,029	$421,139
Cost of sales (2)	252,935	275,754	270,059	246,301	236,243
Restructuring charge related to discontinued automotive collectibles	—	1,872	—	—	—
Recall-related items	—	—	4,624	(1,114)	(298)
Gross profit	239,831	241,203	214,316	191,842	185,194
Selling, general and administrative expenses (2)	150,381	155,180	161,560	155,903	136,869
Amortization of intangible assets	1,385	1,149	893	889	608
Impairment of goodwill and other intangible assets	—	—	—	255,853	2,432
Gain on sale of W. Britain product line	(1,953)	—	—	—	—
Restructuring charge related to discontinued automotive collectibles	—	12,631	—	—	—
Recall-related items	—	—	18,068	15,782	576
Terminated acquisition costs	—	—	—	1,399	—
Operating income (loss)	90,018	72,243	33,795	(237,984)	44,709
Interest expense	6,634	4,375	2,712	6,584	3,923
Interest income	(651)	(910)	(1,197)	(1,579)	(546)
Write-off of investment	—	—	—	2,057	—
Other expense (income), net	146	530	(1,768)	(3,553)	780
Income (loss) from continuing operations before income taxes	83,889	68,248	34,048	(241,493)	40,552
Income tax expense (benefit)	31,153	24,478	12,472	(35,741)	13,590
Income (loss) from continuing operations	52,736	43,770	21,576	(205,752)	26,962
Income (loss) from discontinued operations, net of tax	394	(9,676)	110	—	—
Net income (loss)	$53,130	$34,094	$21,686	$(205,752)	$26,962
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$2.56	$2.09	$1.05	$(11.82)	$1.42
Income (loss) from discontinued operations	0.02	(0.46)	0.01	—	—
Net income (loss)	$2.58	$1.63	$1.06	$(11.82)	$1.42
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$2.45	$2.04	$1.04	$(11.82)	$1.39
Income (loss) from discontinued operations	0.02	(0.45)	0.01	—	—
Net income (loss)	$2.47	$1.59	$1.05	$(11.82)	$1.39
Weighted average shares outstanding:
Basic	20,613	20,884	20,395	17,406	19,014
Diluted	21,532	21,377	20,748	17,406	19,362

	As of December 31,
Consolidated Balance Sheet Data: (in thousands)	2005	2006	2007	2008	2009
Working capital	$113,286	$129,603	$67,128	$125,799	$188,433
Total assets	629,736	614,640	650,245	336,650	375,785
Total debt	82,647	22,438	95,000	95,120	41,250
Total stockholders’ equity	$398,951	$451,926	$397,378	$148,689	$244,733

(1)  Net sales for the years ended December 31, 2007, 2008 and 2009, include $(5.6) million, $0.3 million and $0.4 million, respectively, in recall-related items.
(2)  Depreciation expense was $14.4 million, $14.1 million, $13.9 million, $15.4 million and $11.5 million for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

General Note:  Results for 2007 include the results of Angels Landing, Inc. from May 24, 2007, and Mother's Intuition Inc. from November 30, 2007.  As these acquisitions were accounted for using the purchase method of accounting, periods prior to the acquisition effective dates do not include any results for Angels Landing, Inc. or Mother's Intuition Inc.  Discontinued operations include the results from our collectible trading card business and die-cast sports collectibles product line, which were disposed of in connection with the sale of RC2 South, Inc., effective November 1, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, producer and marketer of a broad range of innovative, high-quality products for mothers, infants and toddlers, as well as toys and collectible products sold to preschoolers, youths and adults.  We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia, Asia Pacific and South America.  Our product categories include (i) mother, infant and toddler products and (ii) preschool, youth and adult products.  We market a significant portion of our products with licenses from other parties, and we are currently a party to more than 250 license agreements.

Sales.  Our sales are primarily derived from the sale of mother, infant and toddler products and preschool, youth and adult products, and are recognized upon transfer of title of product to our customers.  We market our products through a variety of distribution channels, including chain retailers, specialty retailers, wholesalers and OEM dealers.  For the years ended December 31, 2007, 2008 and 2009, sales to chain retailers comprised 68.3%, 70.3% and 73.5%, respectively, of our net sales.

Our products are marketed and distributed primarily in North America, Europe, Australia, Asia Pacific and South America.  International sales, defined as sales outside of North America, constituted 22.1%, 25.3% and 23.9%, of our net sales for the years ended December 31, 2007, 2008 and 2009, respectively.  We expect international sales to continue to increase in local currencies as we expand our geographic reach.  Net sales in our international segment decreased 8.9% for the year ended December 31, 2009, which includes a negative impact of 9.0% related to changes from currency exchange rates.

We derive a significant portion of our sales from some of the world’s largest retailers.  Our top three customers, Toys “R” Us/Babies “R” Us, Target and Wal-Mart, combined accounted for 42.6%, 40.1% and 43.5% of our net sales in 2007, 2008 and 2009, respectively.  Over the last three years, each of these three customers accounted for between 11.9% and 16.6% of our net sales.  No other customers accounted for more than 10.0% of the Company’s net sales in any of the years ended December 31, 2007, 2008 or 2009.

We provide certain customers the option to take delivery of our products in the United States, United Kingdom, Australia, Canada, Belgium or Germany, with credit terms generally ranging from 30 to 90 days, or directly in China with payment made by irrevocable letter of credit or wire transfer.  We generally grant price discounts on direct sales from China resulting in lower gross margins.  However, shipments direct from China lower our distribution and administrative costs, so we believe that our operating income margin is comparable for products delivered in China versus products shipped in the United States, United Kingdom, Australia, Canada, Belgium or Germany.  For the years ended December 31, 2007, 2008 and 2009, direct sales from China constituted 15.6%, 14.1% and 15.2%, respectively, of our net sales.

We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Returns and allowances on an annual basis have ranged from 7.1% to 8.6% of our net sales over the last three years.  Returns and allowances for the years ended December 31, 2007, 2008 and 2009, include $5.6 million, $(0.3) million and $(0.4) million, respectively, of items related to the 2007 recalls, causing returns and allowances to be at a higher end of the annual range in 2007.

Expenses.  Our products are manufactured by third-parties, principally located in China.  Cost of sales primarily consists of purchases of finished products, which accounted for 82.3%, 80.0% and 82.6% of our cost of sales in 2007, 2008 and 2009, respectively.  The remainder of our cost of sales primarily includes tooling depreciation, freight-in from suppliers, inventory reserves, concept and design expenses, employee compensation, expense related to stock-based payment arrangements and certain recall-related items.  Our purchases of finished products from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  Any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase our suppliers’ expenses, and therefore, the cost of our products, which could adversely affect our profitability.  A material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  Additionally, as certain of our foreign subsidiaries purchase inventory, effectively in U.S. dollars, any material increase in the U.S. dollar relative to our foreign subsidiaries’ local currencies would increase our expenses, and therefore, could adversely affect our profitability.

If our suppliers experience increased costs for raw materials, labor or other items, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease.  For example, an increase in the price of zinc, a key component in die-cast products, and increased costs in China, primarily for labor, taxes and currency, reduced our gross margins in 2007 and 2008.  During 2009, we experienced raw material and freight cost reductions.  In 2010, we expect our input costs to increase from 2009 levels.

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

Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing, freight-out and other distribution costs, sales commissions, expense related to stock-based compensation arrangements and certain recall-related items.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalties may be paid to various licensors on a single product.  In 2009, aggregate royalties by product ranged up to 17.0% of our net sales price.  Royalty expense was 7.1% of our net sales for each of the years ended December 31, 2007, 2008 and 2009.  Sales commissions range up to 12.5% of the net sales price, and are generally paid quarterly to our external sales representative organizations.  Sales subject to commissions represented 29.5%, 30.9% and 32.6% of our net sales for the years ended December 31, 2007, 2008 and 2009, respectively.  Sales commission expense was 1.2%, 1.1% and 1.1% of our net sales for the years ended December 31, 2007, 2008 and 2009, respectively.

In the fourth quarter of 2008, the Company implemented an operating cost reduction plan.  Under this plan, the Company reduced approximately 15.0% of its full-time, white-collar workforce.  In addition, the Company enacted plans to reduce non-payroll operating expenses in 2009.  In connection with this plan and other personnel changes, the Company incurred severance and certain non-cash charges of $1.5 million, net of tax, in the fourth quarter of 2008.  Primarily as a result of this cost reduction plan, and to a lesser extent, lower variable sales-related costs, selling, general and administrative expenses decreased by $19.0 million in the year ended December 31, 2009, as compared with the year ended December 31, 2008.

Seasonality.  We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry.  Our business is highly seasonal primarily due to the high consumer demand for our toy products during the year-end holiday season.  Approximately 58.3% of our net sales for the three years ended December 31, 2009, were generated in the second half of the year.  As a result, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Results of Operations

	Year Ended December 31,
	2007		2008		2009
(in thousands, except per share data)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales (1)	$488,999	100.0%	$437,029	100.0%	$421,139	100.0%
Cost of sales	270,059	55.2	246,301	56.4	236,243	56.1
Recall-related items	4,624	1.0	(1,114)	(0.3)	(298)	(0.1)
Gross profit	214,316	43.8	191,842	43.9	185,194	44.0
Selling, general and administrative expenses	161,560	33.0	155,903	35.7	136,869	32.5
Amortization of intangible assets	893	0.2	889	0.2	608	0.2
Impairment of goodwill and other intangible assets	—	—	255,853	58.6	2,432	0.6
Recall-related items	18,068	3.7	15,782	3.6	576	0.1
Terminated acquisition costs	—	—	1,399	0.3	—	—
Operating income (loss)	33,795	6.9	(237,984)	(54.5)	44,709	10.6
Interest expense	2,712	0.5	6,584	1.5	3,923	0.9
Interest income	(1,197)	(0.2)	(1,579)	(0.4)	(546)	(0.1)
Write-off of investment	—	—	2,057	0.5	—	—
Other (income) expense, net	(1,768)	(0.4)	(3,553)	(0.8)	780	0.2
Income (loss) from continuing operations before income taxes	34,048	7.0	(241,493)	(55.3)	40,552	9.6
Income tax expense (benefit)	12,472	2.6	(35,741)	(8.2)	13,590	3.2
Income (loss) from continuing operations	21,576	4.4	(205,752)	(47.1)	26,962	6.4
Income from discontinued operations, net of tax	110	—	—	—	—	—
Net income (loss)	$21,686	4.4%	$(205,752)	(47.1)%	$26,962	6.4%
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.05		$(11.82)		$1.42
Income from discontinued operations	0.01		—		—
Net income (loss)	$1.06		$(11.82)		$1.42
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.04		$(11.82)		$1.39
Income from discontinued operations	0.01		—		—
Net income (loss)	$1.05		$(11.82)		$1.39
Weighted average shares outstanding:
Basic	20,395		17,406		19,014
Diluted	20,748		17,406		19,362

(1)  Net sales for the years ended December 31, 2007, 2008 and 2009, include $(5.6) million, $0.3 million and $0.4 million, respectively, in recall-related items.

Calculation of Adjusted EBITDA (1)

	Year Ended December 31,
(in thousands)	2007	2008	2009
Income (loss) from continuing operations before income taxes	$34,048	$(241,493)	$40,552
Impairment of goodwill and other intangible assets	—	255,853	2,432
Depreciation and amortization	14,843	16,279	12,058
Compensation expense for equity awards	4,705	6,078	6,298
Cash-based severance charges	—	1,344	—
Recall-related items	28,288	14,327	(160)
Terminated acquisition costs	—	1,399	—
Write-off of investment	—	2,057	—
(Gain) loss on disposal of fixed assets	(20)	(51)	141
Interest expense	2,712	6,584	3,923
Adjusted EBITDA	$84,576	$62,377	$65,244

(1)  Adjusted EBITDA is presented as a supplemental measure of our performance and constitutes non-GAAP financial information.  See “Non-GAAP Financial Information” and “Adjusted EBITDA” below.

Reconciliation of Diluted Earnings (Loss) Per Common Share (1)

	Year Ended December 31,
	2007	2008 (2)	2009
As reported	$1.04	$(11.82)	$1.39
Impairment of goodwill and other intangible assets	—	12.39	0.06
Recall-related items	0.84	0.57	0.02
Write-off of tooling	—	0.10	—
Severance and other non-cash charges	—	0.08	—
Write-off of investment	—	0.08	—
Terminated acquisition costs	—	0.06	—
As adjusted	$1.88	$1.46	$1.47

(1)  Diluted earnings (loss) per common share as adjusted is presented as a supplemental measure of our performance and constitutes non-GAAP financial information.  See “Non-GAAP Financial Information” below.
(2)  Because actual results for 2008 generated a loss from continuing operations, any potential common shares would be anti-dilutive, and accordingly, were excluded from the diluted earnings (loss) per common share, as reported.  Diluted earnings per share, as adjusted, for the year ended December 31, 2008, is calculated using weighted average shares outstanding of 17,649, which includes the dilution effect of outstanding stock options and stock-settled stock appreciation rights (SARs).

Operating Highlights

Net sales for the year ended December 31, 2009, decreased 3.6%.  Gross margins increased to 44.0% for 2009, from 43.9% for 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 32.5% in 2009, from 35.7% in 2008.  The Company recorded operating income of $44.7 million in 2009, compared with an operating loss of $238.0 million in 2008.

The Company recorded charges for non-cash impairment of intangible assets and recall-related items of $1.5 million, net of tax, or $0.08 per diluted share, for the year ended December 31, 2009, which related entirely to the North American segment.

The Company recorded charges in 2008 for non-cash impairment of goodwill and other intangible assets of $215.8 million, net of tax, a non-cash write-off of tooling of $1.7 million, net of tax, severance and certain non-cash related charges of $1.5 million, net of tax, recall-related items of $10.1 million, net of tax, terminated acquisition costs of $1.0 million, net of tax, and a non-cash write-off of an investment of $1.4 million, net of tax.  The results for 2008 were negatively impacted by $13.28 per diluted share for these charges.  The portion of these charges, net of tax, included in the North America and International segments for the year ended December 31, 2008, is $216.4 million and $15.1 million, respectively.

The results for 2007 were negatively impacted by $17.6 million, net of tax, or $0.84 per diluted share, of items related to the 2007 recalls.  The portion of these charges, net of tax, included in the North America and International segments for the year ended December 31, 2007, is $14.8 million and $2.8 million, respectively.

Adjusted EBITDA for the years ended December 31, 2007, 2008 and 2009, was $84.6 million, $62.4 million and $65.2 million, respectively.

We expect 2010 will be a transition year for our preschool, youth and adult products category as our license of the Take Along Thomas & Friends die-cast product line terminated at the end of 2009.  This license provides for a six month sell-off period following the license term.  For the year ended December 31, 2009, net sales of our products under the Take Along Thomas & Friends license agreement accounted for approximately 12% of our total net sales.

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Net sales.  Net sales decreased $15.9 million, or 3.6%, to $421.1 million for 2009, from $437.0 million for 2008.  Net sales were negatively impacted by 3.0% due to unfavorable fluctuations in foreign currency exchange rates.  Net sales in our North America segment decreased 1.8%, and net sales in our international segment decreased 8.9%, which was negatively impacted by 9.0% due to unfavorable fluctuations in foreign currency exchange rates.

Net sales in our mother, infant and toddler products category increased 2.7%, primarily driven by higher sales in our infant and toddler feeding product lines somewhat offset by lower sales in our infant and toddler play product lines.  Net sales in our preschool, youth and adult products category decreased 8.0%, primarily driven by lower sales in our collectibles product lines somewhat offset by higher sales in our Thomas & Friends Wooden Railway product line and the launch of our new Super WHY! product line in 2009.

Gross profit.  Gross profit decreased $6.6 million, or 3.4%, to $185.2 million for 2009, from $191.8 million for 2008.  The gross profit margin, as a percentage of net sales, increased slightly to 44.0% for 2009, from 43.9% for 2008, primarily due to cost reduction initiatives and the impact from the 2008 non-cash tooling write-off and severance, offset by less favorable product mix shifts and unfavorable foreign currency rate impact on our international segment’s product costs.  Gross profit for the year ended December 31, 2008, includes $2.7 million for a write-off of tooling and $0.2 million of severance charges, partially offset by recall-related recoveries of $1.5 million.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $19.0 million, or 12.2%, to $136.9 million for 2009, from $155.9 million for 2008.  Selling, general and administrative expenses for the year ended December 31, 2008, include $2.0 million of severance and other related charges.  In addition to the severance and other related charges in 2008, the decrease in selling, general and administrative expenses is primarily due to the net impact of the Company’s operating cost reduction plan, and to a lesser extent, lower sales-related variable costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 32.5% for 2009, from 35.7% for 2008.

Operating income (loss).  The Company reported operating income of $44.7 million, or 10.6% of net sales, for 2009, as compared to an operating loss of $238.0 million, or 54.5% of net sales, for 2008.  Operating income for the year ended December 31, 2009, includes a $2.4 million impairment charge on intangible assets.  The operating loss for the year ended December 31, 2008, includes an impairment of goodwill and other intangible assets of $255.9 million, recall-related items of $14.3 million, a $2.7 million write-off of tooling, $2.2 million of severance and other related charges, a $2.1 million write-off of investment and $1.4 million of terminated acquisition costs.

Interest expense.  Interest expense of $3.9 million for 2009 and $6.6 million for 2008 relates primarily to the bank term loan and line of credit.  The decrease in interest expense for 2009 was due to lower average outstanding debt, as well as lower average interest rates.

Income tax.  Income tax expense (benefit) for the years ended December 31, 2008 and 2009, includes a benefit for federal, state and foreign income taxes at an effective rate of 14.8% and a provision of 33.5%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  The effective rate for 2008 was impacted by the goodwill impairment, the majority of which was non-tax deductible.  Additionally, the variation in the effective tax rate was impacted by differences in discrete items and the mix of taxable income across various tax jurisdictions.

Year Ended December 31, 2008, Compared to the Year Ended December 31, 2007

Net Sales.  Net sales decreased $52.0 million, or 10.6%, to $437.0 million for 2008, from $489.0 million for 2007.  Net sales were negatively impacted by 1.0% due to unfavorable fluctuations in foreign currency exchange rates.  Net sales in our North America segment decreased 14.3%, and net sales in our international segment increased 2.2%, which was negatively impacted by 4.7% due to unfavorable fluctuations in foreign currency exchange rates.

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

Net sales in our preschool, youth and adult products category decreased 15.0%, primarily driven by declines in our licensed toy product lines and ride-ons and lower sales of discontinued product lines, which offset the increase generated from the initial launch of our Caring Corners® product line.  Excluding net sales of discontinued product lines and recall-related items, net sales in our preschool, youth and adult products category decreased 10.8%.  Net sales in our mother, infant and toddler products category decreased 3.5%, primarily driven by decreases in our infant and toddler toys and care product lines, somewhat offset by increases in our infant feeding and infant and toddler gear product lines.  Information in this paragraph regarding net sales in our preschool, youth and adult products category excluding recall-related items and excluding discontinued product lines constitutes non-GAAP financial information.  See discussion of “Non-GAAP Financial Information” below.

A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2008	2007	Difference	% Change
Preschool, youth and adult products actual	$258.5	$304.1	$(45.6)	(15.0)%
Add: recall-related items	(0.3)	4.9	(5.2)	(106.1)
Deduct: discontinued product lines	2.3	22.2	(19.9)	(89.6)
As adjusted	$255.9	$286.8	$(30.9)	(10.8)%

Gross profit.  Gross profit decreased $22.5 million, or 10.5%, to $191.8 million for 2008, from $214.3 million for 2007.  The gross profit margin, as a percentage of net sales, increased slightly to 43.9% for 2008, compared to 43.8% for 2007.  Gross profit for the year ended December 31, 2008, includes $2.7 million for a write-off of tooling and $0.2 million of severance charges, partially offset by recall-related recoveries of $1.5 million.  Gross profit for the year ended December 31, 2007, includes $10.2 million of recall-related items.  Excluding these non-recurring charges, gross profit margin was adversely affected by a less favorable product mix and higher product costs, which were partially offset by cost improvement initiatives and price increases.  There were no major changes in components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $5.7 million, or 3.5%, to $155.9 million for 2008, from $161.6 million for 2007.  The decrease in selling, general and administrative expenses was primarily due to lower marketing and variable sales costs, partially offset by $2.0 million of severance and other related charges.  As a percentage of net sales, selling, general and administrative expenses increased to 35.7% for 2008, from 33.0% for 2007, resulting from reduced sales leverage, as a portion of these costs are fixed in nature.

Operating income (loss).  The Company reported an operating loss of $238.0 million, or 54.5% of net sales, for 2008, as compared to operating income of $33.8 million, or 6.9% of net sales, for 2007.  Operating loss for the year ended December 31, 2008, includes an impairment of goodwill and other intangible assets of $255.9 million, recall-related items of $14.3 million, a $2.7 million write-off of tooling, $2.2 million of severance and other related charges, a $2.1 million write-off of investment and $1.4 million of terminated acquisition costs.  Operating income for the year ended December 31, 2007, was negatively impacted by $28.3 million of recall-related items and $8.3 million of investment spending to support our new product launches and to build consumer awareness of our owned brands.

Interest expense.  Interest expense of $6.6 million for 2008 and $2.7 million for 2007 relates primarily to the bank term loan and line of credit.  The increase in interest expense in 2008 was primarily due to the increase in average outstanding debt balances.

Income tax.  Income tax expense (benefit) for the years ended December 31, 2007 and 2008, includes provisions for federal, state and foreign income taxes at an effective rate of 36.6% and a benefit of 14.8%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  The decrease in the effective tax rate primarily resulted from the goodwill impairment, the majority of which was non-tax deductible.

Non-GAAP Financial Information

This section includes non-GAAP financial information consisting of net sales excluding recall-related items and excluding discontinued product lines, Adjusted EBITDA (as described in more detail in the next section) and diluted earnings (loss) per common share adjusted to exclude certain items.  Internally, we use this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of our results with those of our competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  Because the sales related to discontinued product lines have decreased significantly as the Company sells off the remaining inventory and recall-related items have decreased significantly, the Company believes that the presentation of this non-GAAP information enhances an investor’s ability to make period-to-period comparisons of the Company’s operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization as further adjusted to eliminate the impact of the other items set forth in “Calculation of Adjusted EBITDA” above that we do not believe are indicative of our core operating performance.  Adjusted EBITDA is not adjusted for all non-cash expenses or for working capital, capital expenditures or other investment requirements and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.  Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for net income or cash provided by operating activities, each prepared in accordance with GAAP, when measuring RC2’s profitability or liquidity as more fully discussed in the Company’s accompanying consolidated financial statements.

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.  Our operating activities generated cash of $63.5 million in 2007, $17.5 million in 2008 and $62.8 million in 2009.

Working capital increased $62.6 million to $188.4 million at December 31, 2009, from $125.8 million at December 31, 2008.  This increase in working capital resulted from the increase in cash and cash equivalents due to the $57.1 million of net proceeds from the Company’s public offering in the third quarter of 2009, and a reduction in current liabilities at December 31, 2009, primarily because no part of our outstanding debt was classified as current liabilities at December 31, 2009, as compared to $15.0 million classified as current liabilities at December 31, 2008.  Cash and cash equivalents increased $55.9 million to $88.0 million at December 31, 2009, from $32.1 million at December 31, 2008.  Our inventory levels decreased $8.1 million to $65.9 million at December 31, 2009, from $74.0 million at December 31, 2008, primarily due to improved inventory management.  Accounts payable and accrued expenses decreased $4.0 million to $70.0 million at December 31, 2009, from $74.0 million at December 31, 2008, primarily due to lower inventory purchases and lower customer allowance expenses.

Net cash used in investing activities was $20.3 million in 2007, $9.5 million in 2008 and $12.9 million in 2009.  The increase in 2009 was primarily attributable to investments made in unrestricted certificates of deposit with maturities greater than 90 days.  Capital expenditures, primarily for molds and tooling, in 2008 and 2009 were $9.4 million and $8.6 million, respectively, and we expect capital expenditures for 2010, primarily for molds and tooling, to be in the range of $11.0 million to $12.0 million.

Net cash used in financing activities was $12.3 million in 2007 and $26.0 million in 2008.  Net cash provided by financing activities was $3.4 million in 2009.  Payments of outstanding debt under our credit facility were $56.9 million for the year ended December 31, 2009, of which $33.8 million related to payments on the term loan and $23.1 million related to payments on the line of credit, and $173.0 million for the year ended December 31, 2008, all of which were made on our line of credit.  Borrowings under our credit facility were $3.0 million on our line of credit during the year ended December 31, 2009, and $75.0 million on our term loan and $98.1 million on our line of credit during the year ended December 31, 2008.  During the year ended December 31, 2009, the Company received net proceeds of $57.1 million from the completion of a public offering of 4.0 million shares of common stock.  During the year ended December 31, 2008, we purchased $24.7 million of our common stock pursuant to a stock repurchase program which terminated on December 31, 2008, which we funded primarily with cash from operations.

On November 3, 2008, the Company entered into a credit facility to replace its previous credit facility.  The credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At December 31, 2009, the applicable margins in effect were 2.50% for LIBOR borrowings and 1.50% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At December 31, 2009, the commitment fee in effect was 0.50% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The clean down provision limits are $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010, and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The Company has met its clean down provision for the year 2010, as of the date of this filing.  The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On December 31, 2009, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  Additionally at December 31, 2009, the Company had $70.0 million available on its revolving line of credit and was in compliance with all covenants.

In conjunction with this credit facility, the Company incurred approximately $2.4 million in financing fees which are being charged to interest expense using the effective interest rate method in the accompanying consolidated statements of operations through the term of the credit agreement, which is currently November 1, 2011.  The net balance of $2.2 million and $1.2 million is included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2008 and 2009, respectively.

The Company’s Hong Kong subsidiary maintains credit facilities with two banks providing for documentary and standby letters of credit of up to $4.9 million and overdraft protection of up to $0.2 million.  Amounts borrowed are due on demand, but are generally available for 90 days, bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross guaranteed by the Company.  As of December 31, 2009, there were no amounts outstanding under these credit facilities.

The following table summarizes our significant contractual commitments at December 31, 2009:

	Payment Due by Period
(in thousands) Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and beyond
Long-term debt	$41,250	$—	$41,250	$—	$—
Estimated future interest payments on long-term debt (1)	2,416	1,484	932	—	—
Minimum guaranteed royalty payments	25,493	5,610	13,608	6,275	—
Operating leases	29,334	4,365	6,780	5,556	12,633
Unconditional purchase obligations	74,847	26,368	33,420	15,059	—
Total contractual cash obligations	$173,340	$37,827	$95,990	$26,890	$12,633

(1)  Estimated future interest payments on our long-term debt were based upon the interest rates in effect at December 31, 2009, and the balance outstanding on the term loan, and the unused portion of the line of credit at December 31, 2009.
(2)  The above table does not reflect unrecognized tax benefits of $2.8 million, the timing of which is uncertain.

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

As we anticipate our working capital levels in 2010 will be relatively consistent with 2009, and there are no scheduled debt repayments in 2010, we believe that our cash flows from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditures requirements and provide us with adequate liquidity to meet anticipated operating needs in 2010.  Any significant future acquisitions, including up-front licensing payments for new products, may require additional debt or equity financing.  Due to seasonal increases in demand for our toy products, our working capital is typically highest during the third and fourth quarters, and our debt levels are highest during the third quarter.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the years ended December 31, 2007, 2008 and 2009.

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

Allowance for doubtful accounts. The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible.  The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value.  The Company’s allowance is based on management’s assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes.  The Company maintains credit insurance for some of its major domestic customers, and the amount of this insurance covers a limited amount of the total amount of its accounts receiveable.  The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

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

Impairment of long-lived assets, goodwill and other intangible assets.  Long-lived assets have been reviewed for impairment based on the requirements under the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification.  This Topic requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred.  Goodwill and other intangible assets have been reviewed for impairment based on the requirements under the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification.  Under this Topic, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment.  In the fourth quarter of 2008, the Company recorded an impairment charge, writing-off its entire balance of goodwill.  In the fourth quarters of 2008 and 2009, the Company recorded other intangible asset impairment charges in the North America segment of $11.9 million and $2.4 million, respectively.  The next scheduled annual test for impairment on its other indefinite lived intangibles will be as of October 1, 2010, and will be completed in the fourth quarter of 2010.  The Company’s management reviews for indicators that might suggest an impairment loss could exist.  An interim test for impairment is performed if a triggering event occurs suggesting possible impairment.  Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets.  Various uncertainties, including changes in consumer preferences, ability to maintain related licenses, deterioration in the political environment, adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.  Intangible assets that have finite useful lives are amortized over their useful lives.

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

Product recalls.  The Company establishes a reserve for a product recall on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs, fines and penalties, and shipping costs are considered when establishing a product recall reserve.  In 2007 and 2008, the Company also considered additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and plaintiffs’ legal fees related to settlement of litigation related to the recalls.  The Company’s legal costs to defend recall-related matters are expensed as incurred.  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

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

Stock-based compensation.  The fair value of stock options and SARs granted under the stock incentive plan is estimated on the date of grant based on the Black-Scholes option-pricing model.  The Company calculates the expected volatility factor using Company-specific volatility as the Company believes that its actual volatility is a good indicator of expected future results.  The Company uses historical data to estimate stock option exercise and employee departure behavior in the Black-Scholes option-pricing model.  The expected term of stock options and SARs granted represents the period of time that stock options and SARs granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option or SAR is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of restricted stock awards granted under the stock incentive plan is calculated either using the market price on the grant date or the market price on the last day of the reported period.

Recently Issued Accounting Codification

Effective for the quarter ended September 30, 2009, the Company applied the Financial Accounting Standards Board’s Accounting Standards Codification (the Codification), which is now the exclusive authoritative reference for nongovernmental U.S. GAAP. Where applicable, titles and references to accounting standards have been updated to reflect the Codification.

In August 2009, the FASB issued new requirements under the Compensation – Retirement Benefits Topic of the Codification.  The new requirements provide guidance on an employer’s disclosures about plan assets of a defined benefit plan or other postretirement plan.  The objectives of the new requirements are to provide users of financial statements with an understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The disclosures under the new requirements are effective for fiscal years ending after December 15, 2009.  The Company adopted these requirements with the year ended December 31, 2009.

In June 2009, the FASB issued new requirements under the Subsequent Event Topic of the Codification.  The requirements under this Topic establish general standards of accounting for and disclosure events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Topic, an entity should apply these requirements to interim or annual financial periods ending after June 15, 2009.  The Company adopted these requirements on June 30, 2009.  In preparing the accompanying consolidated financial statements, the Company evaluated the events and transactions that occurred between December 31, 2009 and March 1, 2010, the date the accompanying consolidated financial statements were issued.

In December 2007, the FASB issued new requirements under the Business Combinations Topic of the Codification.  The requirements under this Topic establish principles and requirements of how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The requirements under this Topic apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted these requirements on January 1, 2009. The adoption of these requirements did not have a material impact on the Company’s financial statements.

In September 2006 and February 2008, the FASB issued new requirements under the Fair Value Measurements and Disclosures Topic of the Codification.  These requirements define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements.  These requirements apply under other accounting pronouncements that require or permit fair value measurement.  However, these requirements do not require any new fair value measurements.  These requirements are effective for the financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted these requirements with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008, and with respect to its non-financial assets and non-financial liabilities as of January 1, 2009.  The adoption of these requirements did not have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at December 31, 2009, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by less than $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.2 million per month.  The Company determined these amounts based on $41.3 million of variable rate borrowings at December 31, 2009, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 21.9% of net sales for the year ended December 31, 2009, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  Any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase our suppliers’ expenses, and therefore, the cost of our products, which could adversely affect the Company’s profitability.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the year ended December 31, 2009, would have changed the total dollar amount of our gross profit by 9.9%.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries, effectively in U.S. dollars.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar and the Canadian dollar for the year ended December 31, 2009, would have changed the total dollar amount of our gross profit by 1.3%, 0.7% and 0.7%, respectively.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in the British pound sterling, the Australian dollar or the Euro for the year ended December 31, 2009, individually would not have had a significant impact on the Company’s net income.  The Company is not currently using and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

Financial Statements

Our consolidated financial statements and notes thereto are filed under this item beginning on page F-1 of this report.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations for 2008 and 2009.  We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our results of operations for the quarters presented.  You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission.  The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Fiscal Year 2008
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$93,290	$89,193	$132,856	$121,690
Cost of sales (1)	50,748	48,300	72,114	75,139
Recall-related items	20	401	(1,357)	(178)
Gross profit	42,522	40,492	62,099	46,729
Selling, general and administrative expenses (1)	36,453	34,909	41,026	43,515
Amortization of intangible assets	225	226	219	219
Impairment of goodwill and other intangible assets	—	—	—	255,853
Recall-related items	1,420	15,229	(1,464)	597
Terminated acquisition costs	—	—	1,416	(17)
Operating income (loss)	4,424	(9,872)	20,902	(253,438)
Interest expense	1,464	1,200	1,714	2,206
Interest income	(389)	(460)	(476)	(254)
Write-off of investment	—	—	2,057	—
Other (income) expense, net	(448)	390	229	(3,724)
Income (loss) before income taxes	3,797	(11,002)	17,378	(251,666)
Income tax expense (benefit)	1,796	(4,589)	6,269	(39,217)
Net income (loss)	$2,001	$(6,413)	$11,109	$(212,449)
Earnings (loss) per common share:
Basic	$0.11	$(0.37)	$0.65	$(12.32)
Diluted	$0.11	$(0.37)	$0.64	$(12.32)
Weighted average shares outstanding:
Basic	17,912	17,260	17,210	17,245
Diluted	18,180	17,260	17,463	17,245

(1)  Depreciation expense was $3.1 million, $3.1 million, $3.2 million and $6.0 million for Q1, Q2, Q3 and Q4 2008, respectively.

	Fiscal Year 2009
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$86,268	$87,039	$126,507	$121,325
Cost of sales (1)	51,589	50,313	67,982	66,359
Recall-related items	—	—	(197)	(101)
Gross profit	34,679	36,726	58,722	55,067
Selling, general and administrative expenses (1)	29,400	29,888	36,869	40,712
Amortization of intangible assets	196	165	153	94
Impairment of intangible assets	—	—	—	2,432
Recall-related items	303	246	(112)	139
Operating income	4,780	6,427	21,812	11,690
Interest expense	1,177	972	819	955
Interest income	(85)	(106)	(153)	(202)
Other expense (income), net	723	202	(311)	166
Income before income taxes	2,965	5,359	21,457	10,771
Income tax expense	1,177	2,030	7,864	2,519
Net income	$1,788	$3,329	$13,593	$8,252
Earnings per common share:
Basic	$0.10	$0.19	$0.68	$0.39
Diluted	$0.10	$0.19	$0.66	$0.38
Weighted average shares outstanding:
Basic	17,248	17,290	20,078	21,383
Diluted	17,306	17,633	20,602	21,886

(1)  Depreciation expense was $2.9 million, $2.9 million, $2.9 million and $2.8 million for Q1, Q2, Q3 and Q4 2009, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of December 31, 2009, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

(ii)     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)     provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page F3 hereof.

Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters-Audit Committee Financial Experts” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2010.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussions under “Corporate Governance Matters-Code of Business Ethics” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are John J. Vosicky (Chairman),  Michael J. Merriman, Jr. and Daniel M. Wright.

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2010.

The information incorporated by reference from the “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding our equity compensation plan and the security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2010.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the discussions under “Transactions with Related Persons” in the Company’s Proxy Statement for 2010 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2010.  Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2010.

Item 14.  Principal Accountant Fees and Services

Information regarding the fees and services of the independent registered public accounting firm is incorporated herein by reference to the discussion under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 2010.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)        The following documents are filed as part of this report:

1.         Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2008 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2008 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2008 and 2009

Notes to Consolidated Financial Statements

2.        Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule for the Years Ended December 31, 2007, 2008 and 2009:

Schedule Number	Description	Page
II	Valuation and Qualifying Accounts	36

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.2	First Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.3	Certificate of Ownership and Merger changing the Company’s name to Racing Champions Ertl Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.4	Certificate of Ownership and Merger changing the Company’s name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635)).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-22635)).

10.1*	Employment Agreement, dated April 1, 2008, between the Company and Curtis W. Stoelting (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.2*	Employment Agreement, dated April 1, 2008, between the Company and Peter J. Henseler (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.3*	Employment Agreement, dated November 5, 2008, between the Company and Peter A. Nicholson (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 5, 2008 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on November 10, 2008).

10.4*	Employment Agreement, dated April 1, 2008, between the Company and Helena Lo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.5*	Employment Agreement, dated April 1, 2008, between the Company and Gregory J. Kilrea (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.6*	RC2 Corporation 2005 Stock Incentive Plan, as amended.

10.7*	Form of Non Statutory Stock Option Grant Agreement for the RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.8*	Form of Stock-Settled Stock Appreciation Right Grant Agreement for RC2 Corporation 2005 Stock Incentive Plan.

10.9*	Form of Cash-Settled Stock Appreciation Right Grant Agreement for RC2 Corporation 2005 Stock Incentive Plan.

10.10*	Form of Restricted Stock Grant Agreement for RC2 Corporation 2005 Stock Incentive Plan.

10.11*	RC2 Corporation 2008 Incentive Bonus Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 12, 2008).

10.12*	Outside Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.13*	Amendment to Outside Director Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-22635)).

10.14*	Racing Champions Ertl Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.15*	Wheels Sports Group, Inc. 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22635)).

10.16*	RC2 Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 4, 2007 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2007).

10.17	Credit Agreement, dated as of November 3, 2008, among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, BMO Capital Markets as sole lead arranger and sole book runner, and other lenders named therein.

10.18	First Amendment to Credit Agreement, dated as of February 12, 2009, among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, and other lenders named therein.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included as part of the signature page thereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
____________________________________

*	Management contract or compensatory plan or arrangement.
**	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)	Exhibits The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 1, 2010
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

/s/ Robert E. Dods	Chairman of the Board and Director	March 1, 2010
Robert E. Dods

/s/ Curtis W. Stoelting	Chief Executive Officer and	March 1, 2010
Curtis W. Stoelting	Director (Principal Executive Officer)

/s/ Peter A. Nicholson	Chief Financial Officer and Secretary	March 1, 2010
Peter A. Nicholson	(Principal Financial and Accounting Officer)

/s/ Peter J. Henseler	Director	March 1, 2010
Peter J. Henseler

/s/ Linda A. Huett	Director	March 1, 2010
Linda A. Huett

/s/ Paul E. Purcell	Director	March 1, 2010
Paul E. Purcell

/s/ John S. Bakalar	Director	March 1, 2010
John S. Bakalar

/s/ John J. Vosicky	Director	March 1, 2010
John J. Vosicky

/s/ Daniel M. Wright	Director	March 1, 2010
Daniel M. Wright

/s/ Thomas M. Collinger	Director	March 1, 2010
Thomas M. Collinger

/s/ Michael J. Merriman, Jr.	Director	March 1, 2010
Michael J. Merriman, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

Under date of March 1, 2010, we reported on the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts. The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2010

Schedule II Description Valuation and Qualifying Accounts (in thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2007	$1,751	$1,157	$42	$(1,142)	$1,808
Year ended December 31, 2008	1,808	1,424	(221)	(1,218)	1,793
Year ended December 31, 2009	$1,793	$558	$48	$(1,052)	$1,347

RC2 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited the accompanying consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RC2 Corporation and subsidiaries as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RC2 Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited RC2 Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  RC2 Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, RC2 Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2010

RC2 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2008	2009
Assets
Current assets:
Cash and cash equivalents	$32,095	$88,049
Accounts receivable, net of allowances for doubtful accounts of $1,793 and $1,347	91,647	88,905
Inventory	73,989	65,888
Deferred and prepaid taxes, net	11,898	6,223
Prepaid expenses	5,900	6,600
Other current assets	1,764	5,348
Total current assets	217,293	261,013
Property and equipment, net	30,901	28,073
Intangible assets, net	82,504	80,309
Other non-current assets	5,952	6,390
Total assets	$336,650	$375,785

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,873	$23,266
Accrued expenses	48,113	46,685
Current maturities of bank term loan	15,000	—
Other current liabilities	2,508	2,629
Total current liabilities	91,494	72,580
Line of credit	20,120	—
Bank term loan	60,000	41,250
Deferred income taxes	5,470	7,741
Other non-current liabilities	10,877	9,481
Total liabilities	187,961	131,052
Commitments and contingencies
Stockholders’ equity:
Common stock, voting, $0.01 par value, 28,000 shares authorized, 23,186 shares issued and 17,245 shares outstanding at December 31, 2008, and 24,277 shares issued and 21,384 shares outstanding at December 31, 2009	232	232
Additional paid-in capital	246,284	264,738
Accumulated other comprehensive loss	(13,949)	(6,368)
Retained earnings	37,232	64,194
	269,799	322,796
Treasury stock, at cost, 5,941 shares at December 31, 2008 and 2,893 shares at December 31, 2009	(121,110)	(78,063)
Total stockholders’ equity	148,689	244,733
Total liabilities and stockholders’ equity	$336,650	$375,785

The accompanying notes are an integral part of these consolidated financial statements.

RC2 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2007	2008	2009
Net sales, including recall-related items of $(5,596), $341 and $438 for the
years ended December 31, 2007, 2008 and 2009	$488,999	$437,029	$421,139
Cost of sales, related parties	15,406	4,761	—
Cost of sales other	254,653	241,540	236,243
Recall-related items	4,624	(1,114)	(298)
Gross profit	214,316	191,842	185,194
Selling, general and administrative expenses	161,560	155,903	136,869
Amortization of intangible assets	893	889	608
Impairment of goodwill and other intangible assets	—	255,853	2,432
Recall-related items	18,068	15,782	576
Terminated acquisition costs	—	1,399	—
Operating income (loss)	33,795	(237,984)	44,709
Interest expense	2,712	6,584	3,923
Interest income	(1,197)	(1,579)	(546)
Write-off of investment	—	2,057	—
Other (income) expense, net	(1,768)	(3,553)	780
Income (loss) from continuing operations before income taxes	34,048	(241,493)	40,552
Income tax expense (benefit)	12,472	(35,741)	13,590
Income (loss) from continuing operations	21,576	(205,752)	26,962
Income from discontinued operations, net of tax	110	—	—
Net income (loss)	$21,686	$(205,752)	$26,962

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.05	$(11.82)	$1.42
Income from discontinued operations	0.01	—	—
Net income (loss)	$1.06	$(11.82)	$1.42

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.04	$(11.82)	$1.39
Income from discontinued operations	0.01	—	—
Net income (loss)	$1.05	$(11.82)	$1.39

Weighted average shares outstanding:
Basic	20,395	17,406	19,014
Diluted	20,748	17,406	19,362

The accompanying notes are an integral part of these consolidated financial statements.

RC2 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2006	21,052	$229	1,824	$(8,623)	$8,838	$230,776	$220,706	$451,926
Net income	—	—	—	—	—	—	21,686	21,686
Stock issued upon option exercise	156	2	—	—	—	1,976	—	1,978
Tax benefit of stock option exercise	—	—	—	—	—	1,463	—	1,463
Stock issued under ESPP	6	—	(6)	59	—	116	—	175
Deferred compensation from restricted stock awards	40	—	—	—	—	495	—	495
Stock-based compensation expense	—	—	—	—	—	4,195	—	4,195
Treasury stock acquisition	(2,934)	—	2,934	(87,937)	—	—	—	(87,937)
FIN 48 adoption	—	—	—	—	—	—	(683)	(683)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	3,029	—	—	3,029
Pension liability adjustment, net of tax	—	—	—	—	1,051	—	—	1,051
Balance, December 31, 2007	18,320	$231	4,752	$(96,501)	$12,918	$239,021	$241,709	$397,378
Net loss	—	—	—	—	—	—	(205,752)	(205,752)
Stock issued upon option exercise	82	1	—	—	—	955	—	956
Tax benefit of stock option exercise	—	—	—	—	—	193	—	193
Stock issued under ESPP	9	—	(9)	51	—	125	—	176
Deferred compensation from restricted stock awards	32	—	—	—	—	589	—	589
Tax expense of restricted stock issuance	—	—	—	—	—	(88)	—	(88)
Stock-based compensation expense	—	—	—	—	—	5,489	—	5,489
Treasury stock acquisition	(1,198)	—	1,198	(24,660)	—	—	—	(24,660)
Previous years’ foreign currency translation net loss recorded as income tax expense	—	—	—	—	(1,275)	—	1,275	—
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	—	—	—	—	(23,084)	—	—	(23,084)
Pension liability adjustment, net of tax	—	—	—	—	(2,508)	—	—	(2,508)
Balance, December 31, 2008	17,245	$232	5,941	$(121,110)	$(13,949)	$246,284	$37,232	$148,689
Net income	—	—	—	—	—	—	26,962	26,962
Public stock offering	4,025	—	(3,025)	42,900	—	14,185	—	57,085
Stock option repurchase and cancellation	—	—	—	—	—	(182)	—	(182)
Stock issued upon option exercise	37	—	—	—	—	185	—	185
Tax benefit of stock option exercise	—	—	—	—	—	110	—	110
Unrealized tax asset from unexercised options	—	—	—	—	—	(2,026)	—	(2,026)
Stock issued under ESPP	23	—	(23)	147	—	3	—	150
Deferred compensation from restricted stock awards	54	—	—	—	—	697	—	697
Tax expense of restricted stock issuance	—	—	—	—	—	(119)	—	(119)
Stock-based compensation expense	—	—	—	—	—	5,601	—	5,601
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	—	7,946	—	—	7,946
Pension liability adjustment, net of tax	—	—	—	—	(365)	—	—	(365)
Balance, December 31, 2009	21,384	$232	2,893	$(78,063)	$(6,368)	$264,738	$64,194	$244,733

The accompanying notes are an integral part of these consolidated financial statements.

RC2 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2007	2008	2009
Operating activities
Net income (loss)	$21,686	$(205,752)	$26,962
Income from discontinued operations	(110)	—	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,843	16,279	12,058
Impairment of goodwill and other intangible assets	—	255,853	2,432
Write-off of investment	—	2,057	—
Provision for uncollectible accounts	1,157	1,424	558
Amortization and write-off of deferred financing costs	587	944	1,177
Stock-based compensation and deferred compensation from restricted stock awards	4,705	6,078	6,298
Excess tax benefit on stock option exercises	(1,024)	(182)	(63)
Deferred income taxes	(360)	(41,809)	4,831
Other	(20)	(51)	141
Changes in operating assets and liabilities:
Accounts and other receivables	3,962	13,182	3,483
Inventory	8,488	(4,960)	11,712
Prepaid expenses and other assets	(1,317)	(3,110)	(1,379)
Accounts payable and accrued expenses	12,112	(20,926)	(3,391)
Other liabilities	(1,283)	(1,490)	(2,046)
Net cash provided by continuing operations	63,426	17,537	62,773
Net cash provided by discontinued operations	110	—	—
Net cash provided by operating activities	63,536	17,537	62,773
Investing activities
Purchase of property and equipment	(11,467)	(9,422)	(8,559)
Proceeds from disposition of property and equipment	13	72	34
Purchase price of acquisitions, net of cash acquired	(9,033)	13	270
Proceeds from sale of discontinued operations	110	—	—
Decrease (increase) in other assets	82	(141)	(4,661)
Net cash used in investing activities	(20,295)	(9,478)	(12,916)
Financing activities
Net cash proceeds from public stock offering	—	—	57,085
Stock option repurchase and cancellation	—	—	(106)
Issuance of stock upon option exercises	1,978	956	185
Excess tax benefit on stock option exercises	1,024	182	63
Issuance of stock under ESPP	175	176	150
Purchase of treasury stock	(87,937)	(24,660)	—
Borrowings on bank term loan	—	75,000	—
Payments on bank term loan	(22,438)	—	(33,750)
Net borrowings (payments) on line of credit	95,000	(74,880)	(20,120)
Financing fees paid	(118)	(2,792)	(157)
Net cash (used in) provided by financing activities	(12,316)	(26,018)	3,350
Effect of exchange rate changes on cash	1,519	(7,755)	2,747
Net increase (decrease) in cash and cash equivalents	32,444	(25,714)	55,954
Cash and cash equivalents, beginning of year	25,365	57,809	32,095
Cash and cash equivalents, end of year	$57,809	$32,095	$88,049
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$2,172	$5,393	$2,842
Cash paid for income taxes during the period	18,879	7,621	10,572
Cash refunds received from income taxes	$1,289	$4,851	$3,002
The accompanying notes are an integral part of these consolidated financial statements.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Founded in 1989, RC2 Corporation and Subsidiaries, (collectively, the Company or RC2), is a leading designer, producer and marketer of a broad range of innovative, high-quality products for mothers, infants and toddlers, as well as toys and collectible products sold to preschoolers, youths and adults.  RC2’s mother, infant, toddler and preschool products are primarily marketed under its Learning Curve® family of brands, which includes The First Years® and Lamaze brands, as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Super WHY!, Chuggington, Dinosaur Train, John Deere, Disney’s Winnie the Pooh, Princesses, Cars, Fairies and Toy Story, and other well known properties.  RC2 markets its youth and adult products primarily under the Johnny Lightning® and Ertl® brands.  RC2 reaches its target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia, Asia Pacific and South America.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, unrestricted certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items.  The carrying amounts of the line of credit and bank term loan approximate their fair value.

Derivative Instruments

The Company had no derivative instruments during the years ended December 31, 2007, 2008 and 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  Such investments are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible.  The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value and is disclosed on the face of the accompanying consolidated balance sheets.  The Company’s allowance is based on management’s assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes.  The Company maintains credit insurance for some of its major domestic customers, and the amount of this insurance covers a limited amount of the total amount of its accounts receivable.  The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other Current Assets

At December 31, 2009, the Company had unrestricted certificates of deposit with maturities greater than 90 days.  These unrestricted certificates of deposit are included in other current assets in the accompanying consolidated balance sheet at December 31, 2009.  The carrying amounts of these unrestricted certificates of deposit of $4.0 million approximate their fair value.

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

Asset Descriptions	Estimated Useful Life
Buildings and improvements	Lesser of lease term or 15 years
Tooling	3 – 7 years
Other equipment	2 – 10 years

In 2008, the Company recorded charges of $2.7 million in the North America segment to write-off undepreciated tooling primarily related to discontinued product lines.  The charges for 2008 are included in cost of sales, other in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Goodwill and Intangible Assets

In accordance with the provisions of the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification, the Company tests goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if a triggering event occurs that might reduce the fair value of the reporting unit below its carrying value.  The fair value of the Company’s reporting units and its separately identifiable intangible assets are determined based on the discounted cash flow associated with the reporting unit or identifiable intangible asset.  The Company conducts testing for impairment at least annually during the fourth quarter of its fiscal year.  Intangible assets that do not have indefinite lives are amortized over their useful lives.  Costs incurred to renew or extend the term of a recognized intangible asset are expensed as incurred.  In the fourth quarter of 2008, the Company recorded an impairment charge, writing-off its entire balance of goodwill (see Note 6 – Goodwill and Intangible Assets).

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Non-Current Assets

Other non-current assets at December 31, 2008 and 2009, consist primarily of deferred financing fees and deposits on leased property, as well as the Company’s investment in the development of a media property under a collaborative arrangement.  The deferred financing fees are being amortized over the related borrowing period.  Amortization and write-offs of deferred financing fees for the years ended December 31, 2007, 2008 and 2009, were $0.6 million, $0.9 million and $1.2 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.  The collaborative arrangement, in which the Company participates, is designed for the development and exploitation of an animated television series through which the Company has a 50% interest in the related intellectual property rights, and bears an obligation to fund a portion of the development and production costs. Capitalized costs related to the development and production of the television series were $3.4 million at December 31, 2009.  These costs will be amortized over future periods based on the proportion of the Company’s share of both the current net distributable proceeds to the estimated remaining future net distributable proceeds generated by the property.  In accordance with the requirements of the applicable accounting standard, the Company's estimate of net distributable proceeds cannot exceed a ten year period at each measurement date.  Amortization expense is expected to be approximately $0.4 million in 2010, with approximately 30% and 80% of the unamortized costs to be amortized in the next three years and six years, respectively.

Accrued Expenses

Accrued expenses at December 31, 2008, consists primarily of accrued allowances of $17.6 million, accrued royalties of $10.9 million, recall-related accruals of $6.0 million and payroll-related accruals of $3.8 million.  Accrued expenses at December 31, 2009, consists primarily of accrued allowances of $15.6 million, accrued royalties of $10.3 million and payroll-related accruals of $9.5 million.

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

Foreign Currency Translation/Transactions

Foreign subsidiary assets and liabilities are recorded in their respective functional currencies and translated into U.S. dollars at the rates of exchange at the balance sheet date, while statement of operations accounts and cash flows are translated at the average exchange rates in effect during the period.  Unrealized gains and losses resulting from translation for the years ended December 31, 2007, 2008 and 2009, have been recorded as components of accumulated other comprehensive income (loss) in stockholders’ equity.  The net exchange losses and gains are included in other (income) expense, net in the accompanying consolidated statements of operations.  The net exchange gains resulting from transactions denominated in other than the functional currencies for the years ended December 31, 2007 and 2008, were $1.0 million and $2.8 million, respectively.  The net exchange loss resulting from transactions denominated in other than the functional currencies for the year ended December 31, 2009, was $1.0 million.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the requirements of the Comprehensive Income Topic of the FASB Accounting Standards Codification, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  The income tax expense (benefit) related to the components of comprehensive income (loss) in 2007, 2008 and 2009, was $0.6 million, $(1.8) million and $0.2 million, respectively.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

The Company recognizes revenue based upon transfer of title and risk of loss of products to customers, which is generally FOB shipping point.  The Company provides estimated credits and other concessions at the time the sale is recorded, and these credits and other concessions are recorded as a reduction of gross sales.  The Company’s revenue recognition policy is the same for each channel of distribution.

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

Shipping and Handling Costs

Shipping and handling costs, which comprise only those costs incurred to transport products to the customer, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2007, 2008 and 2009, shipping and handling costs were $22.5 million, $14.0 million and $11.8 million, respectively.  Shipping and handling costs for the years ended December 31, 2007, 2008 and 2009, include costs related to the 2007 recalls of $5.0 million, $(1.8) million and $(0.2) million, respectively.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising expense, including promotion and placement costs, for the years ended December 31, 2007, 2008 and 2009, was $20.7 million, $17.2 million and $13.2 million, respectively.  Advertising expense is included in net sales and selling, general and administrative expenses in the accompanying consolidated statements of operations.

Product Recalls

The Company establishes a reserve for a product recall on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs, fines and penalties, and shipping costs, are considered when establishing a product recall reserve.  In 2007 and 2008, the Company also considered additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and plaintiffs’ legal fees related to settlement of litigation related to the recalls (see Note 17 - Product Recalls).  The Company’s legal costs to defend recall-related matters are expensed as incurred.  When facts or circumstances become known that would indicate the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

Stock-based Compensation

The fair value of stock options and stock-settled stock appreciation rights (SARs) granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option-pricing model.  The Company calculates the expected volatility factor using Company-specific volatility as the Company believes that its actual volatility is a good indicator of expected future results.  The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option-pricing model.  The expected term of the stock options and SARs granted represents the period of time that stock options and SARs granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option or SAR is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of restricted stock awards granted under the stock incentive plans is calculated either using the market price on the grant date or the market price on the last day of the reported period.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income and Other Taxes

The Company accounts for income taxes in accordance with the Income Taxes Topic under the FASB Accounting Standards Codification.  Under the asset and liability method of this Topic, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as net operating loss and tax credit carry-forwards, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, or the carry-forwards applied.  Management considers all available evidence in evaluating the realizability of the deferred tax assets and records valuation allowances against its deferred tax assets as needed.  Management believes it is more likely than not that the Company will generate sufficient taxable income in the appropriate carry-forward periods to realize the benefit of its deferred tax assets, except for those deferred tax assets for which an allowance has been provided.

Management considers certain tax exposures and all available evidence when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments to the tax-related balances.  Estimates for such tax contingencies are classified in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets.

The Company collects taxes imposed by governmental authorities, including sales and value added taxes, which are generated from revenue producing transactions between the Company and its customers, and remits such taxes directly to these governmental authorities.  The Company records these taxes on a net basis, therefore having no impact on the Company’s consolidated statements of operations.

Earnings (Loss) Per Common Share from Continuing Operations

The Company computes earnings (loss) per common share in accordance with the requirements under the Earnings Per Share Topic of the FASB Accounting Standards Codification.  Under the provisions of this Topic, basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The following table discloses the components of earnings (loss) per common share from continuing operations as required by this Topic:

	Year Ended December 31,
(in thousands, except per share data)	2007	2008	2009
Income (loss) from continuing operations	$21,576	$(205,752)	$26,962
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	20,395	17,406	19,014
Add effect of diluted securities – assumed exercise of stock options	353	—	348
Weighted average common and common equivalent shares outstanding	20,748	17,406	19,362

Basic earnings (loss) per common share from continuing operations	$1.05	$(11.82)	$1.42
Diluted earnings (loss) per common share from continuing operations	$1.04	$(11.82)	$1.39

The computation of diluted earnings (loss) per common share from continuing operations excludes 571,586 shares, 1,921,142 shares and 1,266,956 shares in 2007, 2008 and 2009, respectively, because the options were anti-dilutive.  Because actual results for 2008 generated a loss from continuing operations, any potential common shares would be anti-dilutive, and accordingly, were excluded from the diluted earnings (loss) per common share calculation.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of certain major customers.  The Company’s top three customers, Toys “R” Us/Babies “R” Us, Target and Wal-Mart, combined for 42.6%, 40.1% and 43.5% of the Company’s net sales in 2007, 2008 and 2009, respectively.  Over the last three years each of these three customers accounted for between 11.9% and 16.6% of the Company’s net sales.  No other customers accounted for more than 10.0% of the Company’s net sales in any of the years ended December 31, 2007, 2008 or 2009.

Additionally, over the last two years, each of these three customers accounted for between 9.2% and 19.6% of the Company’s accounts receivable.  No other customers accounted for more than 10.0% of the Company’s accounts receivable at December 31, 2008 and 2009.  The Company does not require collateral or other security to support customers’ receivables.  The Company continually monitors its customers’ financial condition and vendor payment practices to minimize collection risks on trade accounts receivable.

Supplier Concentration

The Company did not have purchases from any of its third-party, dedicated suppliers in 2007 that were greater than 10.0% of its total product purchases.  The Company’s purchases from one of its third-party, dedicated suppliers was 10.1% and 10.2% in 2008 and 2009, respectively, of its total product purchases.  The Company’s purchases from another one of its third-party, dedicated suppliers was 11.4% in 2009 of its total product purchases.  There were no other suppliers accounting for more than 10.0% of the Company's total product purchases in any of the years ended December 31, 2007, 2008 and 2009.

Recently Issued Accounting Codification

Effective for the quarter ended September 30, 2009, the Company applied the Financial Accounting Standards Board’s Accounting Standards Codification (the Codification), which is now the exclusive authoritative reference for nongovernmental U.S. GAAP. Where applicable, titles and references to accounting standards have been updated to reflect the Codification.

In August 2009, the FASB issued new requirements under the Compensation – Retirement Benefits Topic of the Codification.  The new requirements provide guidance on an employer’s disclosures about plan assets of a defined benefit plan or other post retirement plan.  The objectives of the new requirements are to provide users of financial statements with an understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The disclosures under the new requirements are effective for fiscal years ending after December 15, 2009.  The Company adopted these requirements with the year ended December 31, 2009.

In June 2009, the FASB issued new requirements under the Subsequent Event Topic of the Codification.  The requirements under this Topic establish general standards of accounting for and disclosure events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Topic, an entity should apply these requirements to interim or annual financial periods ending after June 15, 2009.  The Company adopted these requirements on June 30, 2009.  In preparing the accompanying consolidated financial statements, the Company evaluated the events and transactions that occurred between December 31, 2009 and March 1, 2010, the date the accompanying consolidated financial statements were issued.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2007, the FASB issued new requirements under the Business Combinations Topic of the Codification.  The requirements under this Topic establish principles and requirements of how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The requirements under this Topic apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted these requirements on January 1, 2009. The adoption of these requirements did not have a material impact on the Company’s financial statements.

In September 2006 and February 2008, the FASB issued new requirements under the Fair Value Measurements and Disclosures Topic of the Codification.  These requirements under this Topic define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements.  These requirements apply under other accounting pronouncements that require or permit fair value measurement.  However, these requirements do not require any new fair value measurements.  These requirements are effective for the financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted these requirements with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008, and with respect to its non-financial assets and non-financial liabilities as of January 1, 2009.  The adoption of these requirements did not have a material impact on the Company’s financial statements.

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

Mother’s Intuition Inc.

On November 30, 2007, the Company acquired substantially all of the assets of Mother’s Intuition Inc. (MI), a privately-held, start-up developer and marketer of women’s prenatal bodycare products based in Mission Viejo, California.  Closing consideration consisted of $2.2 million of cash, excluding transaction expenses.  The transaction included an additional $1.5 million in deferred purchase price.  The remaining deferred purchase price is included in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets at December 31, 2008 and 2009.  This transaction has been accounted for under the purchase method of accounting, and accordingly, the operating results of MI have been included in the accompanying consolidated statements of operations since the effective date of acquisition.  The unaudited pro forma consolidated results of operations of MI are not presented due to the immateriality of its results of operations.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Terminated Acquisition Costs

On June 23, 2008, the Company announced it signed a definitive purchase agreement to acquire certain assets of the children’s book division of a privately-held publishing company.  However, on September 30, 2008, the Company announced that due to adverse capital markets, it terminated the purchase agreement.  Costs of $1.4 million, incurred by the Company related to this proposed transaction, are included in terminated acquisition costs on the accompanying consolidated statement of operations for the year ended December 31, 2008.

4.  BUSINESS SEGMENTS

The Company is a leading designer, producer and marketer of a broad range of innovative, high-quality products for mothers, infants and toddlers, as well as toys and collectible products sold to preschoolers, youths and adults.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the years ended December 31, 2007, 2008 and 2009, are as follows:

	Year Ended December 31,
(in thousands)	2007	2008	2009
Net sales:
North America	$381,792	$327,311	$321,380
International	108,081	110,451	100,648
Sales and transfers between segments	(874)	(733)	(889)
Combined total	$488,999	$437,029	$421,139

Operating income (loss):
North America	$19,092	$(235,393)	$29,631
International	14,811	(2,664)	15,118
Sales and transfers between segments	(108)	73	(40)
Combined total	$33,795	$(237,984)	$44,709

Depreciation and amortization:
North America	$13,487	$14,656	$10,551
International	1,356	1,623	1,507
Combined total	$14,843	$16,279	$12,058

Capital expenditures:
North America	$9,733	$7,758	$7,046
International	1,734	1,664	1,513
Combined total	$11,467	$9,422	$8,559

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
(in thousands)	2008	2009
Total assets:
North America	$235,499	$258,815
International	101,151	116,970
Combined total	$336,650	$375,785

Under the entity-wide disclosure requirements of the Business Segments Topic of the FASB Accounting Standards Codification, the Company reports net sales by product category and by distribution channel.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  Amounts for the years ended December 31, 2007, 2008 and 2009, are as shown in the tables below:

	Year Ended December 31,
(in thousands)	2007	2008	2009
Mother, infant and toddler products	$184,936	$178,548	$183,335
Preschool, youth and adult products	304,063	258,481	237,804
Net sales	$488,999	$437,029	$421,139

Chain retailers	$333,775	$307,341	$309,560
Specialty retailers, wholesalers, OEM dealers and other	155,224	129,688	111,579
Net sales	$488,999	$437,029	$421,139

5.  PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	December 31,
(in thousands)	2008	2009
Land	$686	$686
Buildings and improvements	9,517	9,866
Tooling	109,545	116,566
Other equipment	24,122	24,245
	143,870	151,363
Accumulated depreciation	(112,969)	(123,290)
Property and equipment, net	$30,901	$28,073

Depreciation expense for the years ended December 31, 2007, 2008 and 2009, was $13.9 million, $15.4 million and $11.5 million, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Primarily due to the decline in the Company’s market capitalization, in the fourth quarter of 2008, the Company recorded a goodwill impairment charge of $231.9 million and $12.1 million in the North America and International segments, respectively, to write-off all of its recorded goodwill.  The impairment charge is included in impairment of goodwill and other intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2008.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying value of goodwill by reporting unit for the year ended 2008 is shown below:

(in thousands)	North America	International	Total
Balance at December 31, 2007	$232,194	$15,620	$247,814
Compass Business fair value allocation	(351)	—	(351)
MI fair value allocation	42	—	42
Impairment	(231,885)	(12,101)	(243,986)
Other adjustments	—	(3,519)	(3,519)
Balance at December 31, 2008	$—	$—	$—

Other adjustments made during the year ended December 31, 2008, relate to currency exchange rate changes.

In the fourth quarters of 2008, the Company recorded intangible asset impairment charges in the North America segment of $11.9 million, primarily due to the decline in the Company’s market capitalization. In the fourth quarter of 2009, the Company recorded intangible asset impairment charges in the North America segment of $2.4 million, relating to the Sesame Street infant and toddler products license, which is not being renewed after 2010.  These impairment charges are included in impairment of goodwill and other intangible assets in the accompanying consolidated statement of operations for the years ended December 31, 2008 and 2009, respectively.

The components of net intangible assets are as follows:

	December 31,
(in thousands)	2008	2009
Gross amount of amortizable intangible assets:
Customer relationships	$8,582	$8,582
Other	4,321	4,986
	12,903	13,568
Accumulated amortization of amortizable intangible assets:
Customer relationships	939	1,172
Other	3,471	3,816
	4,410	4,988
Intangible assets not subject to amortization:
Licenses and trademarks	74,011	71,729
Total intangible assets, net	$82,504	$80,309

Other amortizable intangible assets consist primarily of patents, non-compete agreements, trademarks and licenses and have estimated useful lives primarily ranging from two to eight years.  Customer relationships have useful lives from eight to fifty years, depending on the type of customer.  We have determined that our relationships with our largest customers, Toys “R” Us/Babies “R” Us, Target and Wal-Mart, have useful lives of fifty years because we have longstanding, continuous relationships with these customers.  Furthermore, in determining these useful lives, we considered such factors as competition, demand for our products and the likelihood of the customer changing suppliers, as well as the financial and operating performance of our largest customers.  The weighted average period to renewal of our licenses and trademarks not subject to amortization is approximately three years.

Estimated amortization expense for other intangible assets for the years ended December 31, is as follows:

(in thousands)
2010	$682
2011	421
2012	407
2013	367
2014	$355

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  INCOME TAXES

For financial reporting purposes, income (loss) from continuing operations before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2007	2008	2009
Income (loss) from continuing operations before income taxes:
United States	$20,186	$(239,729)	$25,715
Foreign	13,862	(1,764)	14,837
	$34,048	$(241,493)	$40,552

The significant components of income tax expense (benefit) allocated to continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2007	2008	2009
Current
Federal	$6,667	$1,088	$4,465
State	546	(94)	1,122
Foreign	5,618	4,839	3,156
	12,831	5,833	8,743
Deferred
Federal	(157)	(36,690)	3,821
State	(96)	(4,119)	334
Foreign	(106)	(765)	692
	(359)	(41,574)	4,847
Income tax expense (benefit)	$12,472	$(35,741)	$13,590

A reconciliation of the U.S. statutory federal tax rate and actual effective income tax rate is as follows:

	Year Ended December 31,
(in thousands)	2007	2008	2009
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	—	2.0
Foreign	(1.8)	—	(2.8)
Impairment	—	(20.5)	(0.9)
Other	1.4	0.3	0.2
Effective rate	36.6%	14.8%	33.5%

Included in other in the above table are permanent tax adjustments, tax return to accrual adjustments, changes to the tax reserves and the impact of statutory tax rate changes in various jurisdictions.  Also included is the impact of rate changes on the Company’s deferred tax assets and liabilities.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant components of deferred tax assets and liabilities are as follows:

	December 31
(in thousands)	2008	2009
Deferred tax assets attributable to
Capital loss carry-forward	$5,887	$5,856
Stock options	4,824	4,713
Bad debt allowance	330	211
Inventory	4,344	3,563
Sales allowances	1,971	1,677
Federal credit carry-forwards (1)	1,937	1,875
Net operating loss carry-forwards	2,658	1,773
Accrued expenses	2,402	1,531
Purchase accounting	587	486
Other	3,962	3,548
Total deferred tax assets before valuation allowance	28,902	25,233
Valuation allowance related to capital loss carry-forward	(5,887)	(5,856)
Valuation allowance related to partnership investment	(126)	(125)
Valuation allowance related to net operating loss carry-forwards	(1,282)	(873)
Net deferred tax assets	21,607	18,379
Deferred tax liabilities attributable to
Goodwill and intangible assets	(15,159)	(16,873)
Property and equipment	(1,817)	(1,398)
Other	(1,577)	(2,036)
Net deferred tax liabilities	(18,553)	(20,307)
Net deferred tax asset (liability)	$3,054	$(1,928)

(1)  Federal credit carry-forwards relate to foreign tax credits that expire in 2018.

No provision has been made for U.S. federal or non-U.S. deferred income taxes on $37.9 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2009, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations.  The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings is not practicable.

Net prepaid income taxes at December 31, 2008 and 2009, were $3.3 million and $0.4 million, respectively.

The Company has a pre-tax capital loss of $15.6 million.  A valuation allowance of $5.9 million has been established because the Company does not believe recoverability of this amount is more likely than not.  This capital loss carry-forward will expire in 2011.

The Company’s German subsidiary accumulated a net operating loss carry-forward, for which the Company has established a full valuation allowance.  While German net operating losses have an unlimited carry-forward period, the future projections for taxable income in that jurisdiction are undetermined.  In 2009, the subsidiary generated taxable income and, as such, the valuation allowance was reduced by $0.2 million.

The Company adopted a new accounting pronouncement which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements effective January 1, 2007.  As a result of the adoption of this pronouncement, the Company recognized a $0.7 million increase to reserves for uncertain tax positions.  This increase was accounted for as a $0.7 million adjustment to the beginning balance of retained earnings.  As of the date of adoption, the Company had approximately $5.0 million of total gross unrecognized tax benefits.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The uncertain tax positions as of December 31, 2008 and 2009, totaled $3.6 million and $2.8 million, respectively.  The following table summarizes the activity related to the unrecognized tax benefits:

	December 31,
(in thousands)	2008	2009
Unrecognized tax benefits, beginning of period	$4,223	$3,582
Increases in positions taken in a prior period	224	—
Decreases in positions taken in a prior period	(269)	(48)
Increases in positions taken in a current period	249	130
Decreases due to settlements	(335)	(339)
Decreases due to lapse of statute of limitations	(510)	(529)
Unrecognized tax benefits, end of period	$3,582	$2,796

At December 31, 2008 and 2009, approximately $2.5 million and $2.2 million, respectively, of total gross unrecognized tax benefits represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income taxes of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years though 2005.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2005.  U.S. federal income tax returns for 2006 through 2008 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.1 million, primarily due to the settlement of various state and international income tax audits and court cases and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the years ended December 31, 2008 and 2009, the Company recorded adjustments for interest of $0.2 million in each year, and less than $0.1 million for potential penalties, related to these unrecognized tax benefits.  In total, as of December 31, 2008 and 2009, the Company has recorded a liability for interest of $2.0 million and $2.2 million, respectively, and $0.3 million and $0.4 million, respectively, for potential penalties.

8.  DEBT

On November 3, 2008, the Company entered into a credit facility to replace its previous credit facility.  The credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At December 31, 2009, the applicable margins in effect were 2.50% for LIBOR borrowings and 1.50% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At December 31, 2009, the commitment fee in effect was 0.5% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The clean down provision limits are $27.5 million for a period of 60 consecutive days during the first four calendar months of 2010, and $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The Company has met its clean down provision for the year 2010, as of the date of this filing.  The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On December 31, 2009, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  At December 31, 2009, the Company had $70.0 million available on its revolving line of credit and was in compliance with all covenants.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In conjunction with this credit facility, the Company incurred approximately $2.4 million in financing fees which are being charged to interest expense using the effective interest rate method in the accompanying consolidated statements of operations through the term of the credit agreement, which is currently November 1, 2011.  The net balance of $2.2 million and $1.2 million is included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2008 and 2009, respectively.

The Company’s Hong Kong subsidiary maintains credit facilities with two banks providing for documentary and standby letters of credit of up to $4.9 million and overdraft protection of up to $0.2 million.  Amounts borrowed are due on demand, but are generally available for 90 days, bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross guaranteed by the Company.  As of December 31, 2009, there was no amounts outstanding under these credit facilities.

Non-current debt consists of the following:

	December 31,
(in thousands)	2008	2009
U.S. revolving line of credit, bearing interest ranging from 4.00% to 5.25% as of December 31, 2008	$20,120	$—
Term loan payable to banks, bearing interest at 4.94% as of December 31, 2008, and 2.75% as of December 31, 2009	75,000	41,250
Less current maturities	(15,000)	—
	$80,120	$41,250

9.  COMMITMENTS AND CONTINGENCIES

The Company markets a significant portion of its products with licenses from other parties.  These licenses are generally limited in scope and duration and authorize the sale of specific licensed products, generally on a nonexclusive basis.  The Company is party to more than 250 licenses with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  Many of the licenses include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  Aggregate future minimum guaranteed royalty payments are as follows:

Year Ending December 31,
(in thousands)
2010	$ 5,610
2011	7,217
2012	6,391
2013	6,275
2014 and thereafter	$ —

Royalty expense for licenses, including any unearned guaranteed minimums, was $34.7 million, $31.2 million and $29.9 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Rental expense for office and warehouse space and other equipment under cancelable and noncancelable operating leases amounted to $4.7 million, $4.6 million and $4.7 million for the years ended December 31, 2007, 2008 and 2009, respectively.  Certain operating leases provided for scheduled increases in rental payments during the term of the lease or for no rent during part of the term of the lease.  For these leases, the Company recognizes total rent expense on a straight-line basis over the minimum lease term.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments for future minimum lease payments for noncancelable operating leases with terms extending beyond one year at December 31, 2009, are as follows:

Year Ending December 31,
(in thousands)
2010	$ 4,365
2011	3,471
2012	3,309
2013	2,987
2014	2,569
Thereafter	$12,633

Unconditional purchase obligations include agreements for purchases of product, tooling and services such as advertising, and hardware and software agreements.  Payments made and allowances given in connection with these cancelable and noncancelable long-term unconditional purchase obligations amounted to $28.6 million, $33.7 million and $31.4 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Commitments for future minimum payments with terms extending beyond one year at December 31, 2009, for noncancelable unconditional purchase obligations are as follows:

Year Ending December 31,
(in thousands)
2010	$26,368
2011	18,372
2012	15,048
2013	15,025
2014 and thereafter	$ 34

10.  LEGAL PROCEEDINGS

See Note 17 - Product Recalls for a description of certain legal proceedings with respect to the products subject to the 2007 recalls.

The Company also has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or results of operations.

11.  COMMON STOCK

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at December 31, 2008	Shares Outstanding at December 31, 2009
Voting common stock	28,000	$0.01	17,245	21,384

During the years ending December 31, 2008 and 2009, the Company sold a total of 9,514 shares and 23,449 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.2 million in each of the years then ended.  At December 31, 2009, the Company held 2.9 million shares of its common stock in treasury.

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

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s Board of Directors authorized the adoption of a program to repurchase up to $150.0 million of the Company’s common stock which terminated on December 31, 2008.  Under this program, shares were repurchased from time to time in open market transactions.  Shares repurchased by the Company are held as treasury shares.  During the years ended December 31, 2007 and 2008, the Company repurchased 2.9 million shares and 1.2 million shares for $87.9 million and $24.7 million, respectively, under this program.  At the conclusion of this program, through December 31, 2008, the Company had repurchased an aggregate of 4.1 million shares for $112.6 million under the $150.0 million stock repurchase authorization. These repurchases were funded with borrowings on the Company’s previous credit facility and with cash flow from operations.

12.    STOCK-BASED PAYMENT ARRANGEMENTS

At December 31, 2009, the Company has three stock incentive plans, two of which are dormant, and an ESPP, which are described below.  Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the years ended December 31, 2007, 2008 and 2009, are as follows:

	Year Ended December 31
(in thousands)	2007	2008	2009
Total expense recognized for stock-based payment plans	$4,705	$6,078	$6,298
Amount of related income tax benefit recognized in determining net income	$1,774	$2,291	$1,965

Stock-based compensation expense is included in (a) cost of sales, other and (b) selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009.

Employee Stock Purchase Plan

The Company has an ESPP to provide its employees with an opportunity to purchase common stock of the Company through accumulated payroll deductions.  The plan allows eligible employees to purchase shares of the Company’s common stock through quarterly offering periods commencing on each January 1, April 1, July 1 and October 1.  The price for each share of common stock purchased equals 90.0% of the last quoted sales price of a share of the Company’s common stock as reported by NASDAQ on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower.  The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan of which 428,804 shares remain available as of December 31, 2009.  The plan was to initially terminate on July 1, 2007.  However, in May 2007, the Board of Directors approved an extension of the plan for an additional five years, and it is now scheduled to terminate on July 1, 2012.

The fair value of each option for shares under the ESPP during the years ended December 31, 2007, 2008 and 2009, is estimated on the date of grant based on the Black-Scholes option pricing model with the following assumptions:

	2007	2008	2009
Weighted average expected life	3 months	3 months	3 months
Weighted average risk-free rate of return	4.8%	1.8%	0.1%
Weighted average expected volatility	42.0%	76.7%	120.2%
Weighted average dividend yield	None	None	None

The weighted average fair value of options granted under the ESPP during the years ended December 31, 2007, 2008 and 2009, was $9.07, $7.70 and $4.24, respectively.

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

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During 2005, a new stock incentive plan was approved by the Company’s stockholders.  Under this plan, restricted stock awards, SARs or options to purchase stock may be granted for up to 1,200,000 shares of common stock.  During 2008, the Company’s stockholders approved an increase of 1,000,000 shares of common stock to be available for grants of restricted stock awards, SARs or options to purchase stock.  Options and SARs granted generally vest over a three to five-year period.  These options and SARs expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company.  Under this plan, cancelled options revert back into the plan and are available for future issuance.  Restricted stock awards generally vest over a two to three year period.

The fair value of stock options and SARs granted under the stock incentive plans during the years ended December 31, 2007, 2008 and 2009, is estimated on the date of grant based on the Black-Scholes option-pricing model with the following assumptions:

	2007	2008	2009
Weighted average expected life	7 years	7 years	6 years
Weighted average risk-free rate of return	4.7%	2.9%	2.2%
Weighted average expected volatility	48.4%	40.5%	59.0%
Weighted average dividend yield	None	None	None

The fair value of stock options and SARs granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option-pricing model.  The Company calculates the expected volatility factor using Company-specific volatility as the Company believes that its actual volatility is a good indicator of expected future results.  The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option-pricing model.  The expected term of the stock options and SARs granted represents the period of time that stock options and SARs granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option or SAR is based on the U.S. Treasury yield curve in effect at the time of grant.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of stock option and SAR activity for the Company’s stock incentive plans for the years ended December 31, 2007, 2008 and 2009, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)	Weighted Average Remaining Contractual Life	Shares Available for Future Grants
Outstanding as of December 31, 2006	1,412,201	$20.15			934,225
2007
Granted	257,009	39.12
Exercised	156,100	12.67
Forfeited	5,400	33.90
Expired	16,320	9.84
Outstanding as of December 31, 2007	1,491,390	24.27			641,379
2008
Granted	639,500	19.44
Exercised	82,118	11.64
Forfeited	115,600	29.93
Expired	12,030	33.53
Outstanding as of December 31, 2008	1,921,142	22.80			1,073,855
2009
Granted	1,000,300	5.20
Exercised	37,000	5.01
Forfeited	41,377	17.57
Cancelled	224,600	37.30
Expired	84,460	27.37
Outstanding as of December 31, 2009	2,534,005	$14.76	$12,212	7.0	278,399

Exercisable and vested as of December 31, 2009	959,005	$19.52	$2,695
Expected to vest at December 31, 2009	1,553,987	11.88	9,384
Total vested and expected to vest	2,512,992	$14.80	$12,079	6.9

The following table summarizes information about stock options and SARs outstanding at December 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.41 - $ 5.11	1,061,049	8.5	$4.83	85,249	$1.58
$ 7.94 - $15.10	389,497	3.3	10.45	341,497	10.17
$16.59 - $24.78	686,075	7.3	21.22	263,875	22.93
$28.87 - $43.06	397,384	5.9	$34.36	268,384	$33.77

The weighted average fair value of options and SARs granted under the Company’s stock incentive plans for the years ended December 31, 2007, 2008 and 2009, was $21.54, $9.00 and $2.63 per share, respectively.  The total intrinsic value of options and SARs exercised during the years ended December 31, 2007, 2008 and 2009, was $4.4 million, $1.0 million and $0.3 million, respectively.

As of December 31, 2009, there was $5.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.6 years.  The total fair value of options vested during the year ended December 31, 2009, was $5.1 million.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period.  A summary of restricted stock awards for the Company’s stock incentive plan for the years ended December 31, 2007, 2008 and 2009, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards as of December 31, 2006	—	$—
2007
Granted	39,837	38.32
Vested	4,195	40.57
Unvested restricted stock awards as of December 31, 2007	35,642	38.05
2008
Granted	34,496	17.39
Vested	9,939	41.75
Forfeited	2,348	42.61
Unvested restricted stock awards as of December 31, 2008	57,851	21.90
2009
Granted	53,656	10.72
Vested	20,271	27.89
Unvested restricted stock awards as of December 31, 2009	91,236	$14.44	1.8

As of December 31, 2009, there was $0.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 1.8 years.

13.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the years ended December 31, 2007, 2008 and 2009, is calculated as follows:

	Year Ended December 31,
(in thousands)	2007	2008	2009
Net income (loss)	$21,686	$(205,752)	$26,962
Foreign currency translation adjustments, net of tax	3,029	(23,084)	7,946
Pension liability adjustment, net of tax	1,051	(2,508)	(365)
Comprehensive income (loss)	$25,766	$(231,344)	$34,543

14.  RELATED PARTY TRANSACTIONS

The Company purchased $11.0 million of product during 2007 from a company in which a relative of a Company stockholder and former director of the Company had an ownership interest.  Additionally, in 2008, the Company purchased, from this same company, $4.8 million of product through May 2008, at which time the former director completed his board of directors tenure.  The Company also purchased $4.4 million of product during 2007, from another company in which relatives of a Company stockholder and former director of the Company had ownership interests.

A member of our Board of Directors is the President and Chief Executive Officer of the investment banking firm which acted as lead underwriter for our public offering of 4.0 million shares of common stock completed in August 2009.  The investment banking firm received an underwriting discount of $2.4 million in the transaction.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.  EMPLOYEE BENEFIT PLANS

The Company is self-insured on medical benefits offered to employees generally up to a limit of $0.1 million per employee or $2.8 million in aggregate per coverage year.  The Company holds excess loss coverage for those amounts that exceed the self-insured limits.

The Company has a 401(k) savings plan.  Employees meeting certain eligibility requirements, as defined, may contribute up to 100.0% of pre-tax gross wages, limited to a maximum annual amount as set periodically by the IRS.  In 2007 and 2008, the Company made matching contributions of 100% on the first 4.0% of employees' annual wages and 50.0% on the next 6.0% of employees' annual wages.  In 2009, the Company made matching contributions of 100.0% of the first 3.0% of employees’ annual wages and 50.0% on the next 2.0% of employees’ annual wages.  For the years ended December 31, 2007, 2008 and 2009, the Company contributions were $1.2 million, $1.1 million and $0.7 million, respectively.

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined retirement benefits based on employees’ years of service.  The Company uses a December 31 measurement date for this Plan.

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and recognizes changes in that funded status in the year in which the changes occur through accumulated other comprehensive income (loss).  The Company also measures the funded status of the Plan as of the date of its year-end balance sheet.

Reconciliation of Beginning and End of Year Fair Value of Plan Assets and Obligations

	December 31,
(in thousands)	2007	2008	2009
Change in benefit obligation
Benefit obligation at beginning of year	$14,522	$13,415	$13,214
Service cost	107	101	125
Interest cost	820	854	891
Actuarial (gain) loss	(1,518)	(563)	1,584
Benefits paid and plan expenses	(516)	(593)	(707)
Benefit obligation at end of year	$13,415	$13,214	$15,107

Change in plan assets
Fair value of assets at beginning of year	$12,404	$13,281	$9,000
Actual return on plan assets	778	(3,688)	1,629
Employer contributions	615	—	1,500
Benefits paid and plan expenses	(516)	(593)	(707)
Fair value of assets at end of year	$13,281	$9,000	$11,422

Funded Status at End of Year	$(134)	$(4,214)	$(3,685)

Amounts Recognized in the Consolidated Balance Sheets
Other non-current liabilities	$134	$4,214	$3,685
Accumulated other comprehensive loss	$3,228	$7,253	$7,929

Amounts Recognized in Accumulated Other Comprehensive Loss
Prior service cost	$114	$95	$76
Actuarial loss	3,114	7,158	7,853
Accumulated other comprehensive loss	$3,228	$7,253	$7,929

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
(in thousands)	2007	2008	2009
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$13,415	$13,214	$15,107
Accumulated benefit obligation	13,415	13,214	15,107
Fair value plan assets	$13,281	$9,000	$11,422

	Year Ended December 31,
	2007	2008	2009
Components of Net Periodic Benefit Cost
Service cost	$107	$101	$125
Interest cost	820	854	891
Expected return on plan assets	(1,012)	(1,110)	(971)
Amortization of prior service cost	19	19	19
Amortization of net loss	384	190	231
Net periodic benefit cost	$318	$54	$295

Other Changes in Plan Assets and Projected Benefit Obligation as Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$(1,284)	$4,234	$926
Amortization of net actuarial gain	(384)	(190)	(231)
Amortization of prior service cost	(19)	(19)	(19)
Total other comprehensive (income) loss	$(1,687)	$4,025	$676

Estimated Items That Will Be Amortized from Accumulated Other Comprehensive Loss into Net Periodic Benefit Cost During 2010
Prior service cost			$19
Actuarial loss			506
Expected recognition of expense			$525

Reconciliation of Funded Status
Funded status	$(134)	$(4,214)	$(3,685)
Unrecognized net actuarial loss	3,114	7,158	7,853
Unrecognized prior service cost	114	95	76
Prepaid benefit cost	$3,094	$3,039	$4,244

Estimated Future Benefit Payments
2010	$ 622
2011	636
2012	660
2013	739
2014	776
2015 to 2019	$ 4,979

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assumptions	2007	2008	2009
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.50%	6.89%	5.98%
Rate of compensation increase	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	5.75%	6.50%	6.89%
Expected return on plan assets	8.50%	8.50%	7.75%
Rate of compensation increase	N/A	N/A	N/A

The discount rate is supported by the Hewitt Top Quartile yield curve, which is developed using yields of various bonds rated Aa or higher.  The Plan’s projected cash flow was matched to this yield curve and a present value developed.

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

Projected Annual Returns

Based on the current target allocation of assets, the expected return model estimates a long-term average (50th percentile) rate of return (nominal) of 7.95% per year for the Plan.  The model incorporates real return assumptions for each asset class adjusting for variations in volatility, correlation and inflation.  The following table sets out the projected annual returns.

	Percentile Returns
Time Period	75th	50th	25th
1 year	-0.28%	7.95%	16.86%
5 years	4.19	7.95	11.85
10 years	5.28	7.95	10.69
20 years	6.05%	7.95%	9.88%

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Assets

The Company contributed $1.5 million on December 29, 2009, and the Company anticipates the cash contribution will be invested in accordance with the target allocation in the first quarter of 2010.  Excluding the contribution on December 29, 2009, the allocation of assets between major asset categories as of December 31, 2008 and 2009, as well as the target allocation, are as follows:

	Target	Percentage of Plan Assets December 31,
Asset Category	Allocation	2008	2009
Large cap domestic equity securities	24%	47%	24%
Mid cap domestic equity securities	11	—	11
Small cap domestic equity securities	6	16	6
International equity securities	14	3	14
Commodities	5	—	5
Fixed income securities	40	34	40
Total	100%	100%	100%

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

Investment Valuation

Following is a description of the valuation methodologies used for assets measured at fair value:

Cash and cash equivalents - Valued at carrying amount, which approximates fair value because of the short-term nature of these items.

Mutual funds - Valued at the net asset value of shares held by the Plan at year-end.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair value.  Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,622	$—	$—	$1,622
Mutual funds	9,800	—	—	9,800
Total assets at fair value	$11,422	$—	$—	$11,422

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employer Contributions

During the year ended December 31, 2009, the Company contributed $1.5 million to the Plan and does not expect to make any contributions to the plan during 2010.  There are no minimum required contributions to the Plan for fiscal year 2010.  However, the Company may make contributions to the Plan at its discretion.  The Company is not expecting a reversion of the Plan assets to the employer during the next year.

16.  DISCONTINUED OPERATIONS

On November 3, 2006, the Company announced the completion of the sale of RC2 South, Inc., its collectible trading card business, and substantially all of the assets related to its die-cast sports collectibles product line.  A gain of $0.1 million, net of tax, was recognized on this transaction during the year ended December 31, 2007.  The gain on the sale is presented in income from discontinued operations, net of tax, in the accompanying consolidated statement of operations for the year ended December 31, 2007.

17.  PRODUCT RECALLS

The Company had a voluntary recall of certain products in June 2007 and September 2007.  During 2008, the Company reached a settlement in the various class action lawsuits against the Company in the U.S. which arose from or relate to the Company’s recall of certain products in the 2007 recalls.  With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits in the U.S. relating to the 2007 recalls have been resolved.  The Company may be subject to individual claims for personal injuries or other claims or government inquiries in the U.S. or other jurisdictions (aside from the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

During 2008, the Company received an inquiry from the CPSC for information regarding the 2007 recalls for the purpose of assessing whether the CPSC may impose a fine on the Company.  In the fourth quarter of 2009, the Company agreed to a settlement with the CPSC resolving this matter, which included a $1.3 million civil penalty.  This penalty was included in accrued expenses in the accompanying consolidated balance sheets at both December 31, 2008 and 2009, and was paid subsequent to the end of 2009.

The Company recorded charges related to the 2007 recalls of $28.3 million, $14.3 million and $0.2 million for the years ended December 31, 2007, 2008 and 2009, respectively.  The Company had $6.0 million and $2.7 million of accrued recall-related items included in accrued expenses in the accompanying consolidated balance sheets at December 31, 2008 and December 31, 2009, respectively.  These items are based on the latest estimates of retailer inventory returns, consumer product replacement costs, fines and penalties, and shipping costs as of the date of this filing, as well as additional replacement costs or refunds, claims administration and unpaid legal fees to defend recall-related matters incurred to date.  It is reasonably possible that actual costs associated with the recalls and related litigation could differ significantly from the estimates recorded.

18.  EVALUATION OF SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred between December 31, 2009, and March 1, 2010, the date the accompanying consolidated financial statements were issued.