Form 10-Q
period 2010-03-31
RC2 CORP
filed 2010-04-29
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Exchange Act Rule 12b-2.

Large accelerated filer	[ ]	Accelerated filer	[ X ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

On April 22, 2010, there were outstanding 21,511,324 shares of the Registrant’s $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$100,968	$88,049
Accounts receivable, net	68,058	88,905
Inventory	66,264	65,888
Other current assets	13,194	18,171
Total current assets	248,484	261,013
Property and equipment, net	28,413	28,073
Intangibles, net	79,961	80,309
Other non-current assets	6,573	6,390
Total assets	$363,431	$375,785

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$52,743	$69,951
Other current liabilities	2,403	2,629
Total current liabilities	55,146	72,580
Bank term loan	41,250	41,250
Other non-current liabilities	19,236	17,222
Total liabilities	115,632	131,052
Stockholders’ equity	247,799	244,733
Total liabilities and stockholders’ equity	$363,431	$375,785

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2010	2009
Net sales	$88,083	$86,268
Cost of sales	49,301	51,589
Gross profit	38,782	34,679
Selling, general and administrative expenses	32,607	29,703
Amortization	219	196
Operating income	5,956	4,780
Interest expense	550	1,177
Interest income	(183)	(85)
Other expense, net	31	723
Income before income taxes	5,558	2,965
Income tax expense	2,181	1,177
Net income	$3,377	$1,788

Earnings per common share:
Basic	$0.16	$0.10
Diluted	$0.15	$0.10

Weighted average shares outstanding:
Basic	21,405	17,248
Diluted	21,933	17,306

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$3,377	$1,788
Depreciation and amortization	2,704	3,034
Amortization of deferred financing costs	161	239
Stock-based compensation	954	1,167
Excess tax benefit on stock option exercises	(135)	---
Loss on disposition of assets	27	7
Changes in operating assets and liabilities	5,071	10,744
Net cash provided by operating activities	12,159	16,979

Cash flows from investing activities
Purchase of property and equipment	(2,850)	(1,954)
Proceeds from disposition of property and equipment	13	3
Changes in other assets	3,787	(5)
Net cash provided by (used in) investing activities	950	(1,956)

Cash flows from financing activities
Stock option repurchase and cancellation	(76)	---
Issuance of stock upon option exercises	242	---
Excess tax benefit on stock option exercises	135	---
Issuance of stock under ESPP	33	32
Payments on bank term loan	---	(3,750)
Net payments on line of credit	---	(15,120)
Financing fees paid	---	(157)
Net cash provided by (used in) financing activities	334	(18,995)

Effect of exchange rate changes on cash	(524)	(280)

Net increase in cash	12,919	(4,252)
Cash and cash equivalents, beginning of year	88,049	32,095
Cash and cash equivalents, end of period	$100,968	$27,843

Supplemental information:
Interest paid	$284	$1,041
Income taxes paid	1,096	353
Income tax refunds received	$395	$101

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management, and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2009.  The condensed consolidated balance sheet information as of December 31, 2009, appearing herein, is derived from the consolidated balance sheet in the Form 10-K.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net sales:
North America	$64,853	$67,771
International	23,408	18,678
Sales and transfers between segments	(178)	(181)
Combined total	$88,083	$86,268

Operating income:
North America	$2,187	$3,134
International	3,746	1,670
Sales and transfers between segments	23	(24)
Combined total	$5,956	$4,780

(in thousands)	March 31, 2010	December 31, 2009
Total Assets:
North America	$247,490	$258,815
International	115,941	116,970
Combined total	$363,431	$375,785

Under the entity-wide disclosure requirements of the Business Segments Topic of the FASB Accounting Standards Codification, the Company reports net sales by product category and by distribution channel.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The following table presents consolidated net sales by product category and by distribution channel for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands)	2010	2009
Mother, infant and toddler products	$46,073	$47,343
Preschool, youth and adult products	42,010	38,925
Net sales	$88,083	$86,268

Chain retailers	$67,013	$67,380
Specialty retailers, wholesalers, OEM dealers and other	21,070	18,888
Net sales	$88,083	$86,268

Note 3 – Intangible Assets

The components of intangible assets, net are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Gross amounts of amortizable intangible assets:
Customer relationships	$8,582	$8,582
Other	5,007	4,986
	13,589	13,568

Accumulated amortization of amortizable intangible assets:
Customer relationships	1,230	1,172
Other	3,907	3,816
	5,137	4,988

Intangible assets not subject to amortization:
Licenses and trademarks	71,509	71,729
Total intangible assets, net	$79,961	$80,309

Other amortizable intangible assets consist primarily of patents, non-compete agreements, trademarks and licenses.  Amortization expense related to amortizable intangible assets for 2010 is estimated to be approximately $0.7 million.

Note 4 – Income Taxes

The uncertain tax positions were $2.9 million and $2.8 million as of March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010 and December 31, 2009, approximately $2.3 million and $2.2 million, respectively, of the total gross unrecognized tax benefits represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2005.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2005.  U.S. federal income tax returns for 2006 through 2008 are currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.2 million, primarily due to the settlement of various state and international income tax audits, the filing of amended returns and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the three months ended March 31, 2010, the Company recorded an adjustment to interest of $0.1 million and less than $0.1 million for potential penalties, related to these unrecognized tax benefits.  In total, as of March 31, 2010 and December 31, 2009, the Company has recorded a liability for interest of $2.3 million and $2.2 million, respectively, and a liability for potential penalties of $0.5 million and $0.4 million, respectively.

Note 5 – Debt

The Company’s credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At March 31, 2010, the applicable margins in effect were 2.25% for LIBOR borrowings and 1.25% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At March 31, 2010, the commitment fee in effect was 0.45% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The Company has met its clean down provision for the year 2010. The remaining clean down provision limit consists of $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On March 31, 2010, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  At March 31, 2010, the Company had $70.0 million available on its revolving line of credit and was in compliance with all covenants.

Note 6 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease arrangements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties.  These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  The Company has license agreements with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 250 license agreements with terms generally of two to three years.  Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the three months ended March 31, 2010 and 2009.

Note 7 – Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or results of operations.

Note 8 – Common Stock

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at March 31, 2010	Shares Outstanding at December 31, 2009
Voting common stock	28,000	$0.01	21,448	21,384

The Company held 2.9 million shares of its common stock in treasury at both March 31, 2010 and December 31, 2009.  During the three months ended March 31, 2010 and 2009, the Company sold a total of 2,791 shares and 3,346 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for less than $0.1 million in each period.

Note 9 – Stock-Based Payment Arrangements

At March 31, 2010, the Company has three stock incentive plans, two of which are dormant, and an ESPP. Amounts recognized in the condensed consolidated financial statements with respect to these stock-based payment arrangements for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Total expense recognized for stock-based payment plans	$954	$1,167
Amount of related income tax benefit recognized in determining net income	$366	$440

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months ended March 31, 2010 and 2009.

Restricted stock awards, options to purchase stock or stock-settled and cash-settled stock appreciation rights (SARs) may be granted under the current stock incentive plan.  A summary of stock option and stock-settled SAR activity for the Company’s stock incentive plans for the three months ended March 31, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	2,534,005	$14.76
Changes during the period:
Granted	133,276	14.90
Exercised	75,833	6.09
Expired	400	20.23
Outstanding, end of period	2,591,048	$15.02	6.9	$11,862

Exercisable and vested as of March 31, 2010	1,421,133	$18.10		$5,160
Expected to vest	1,161,257	11.29		6,641
Total vested and expected to vest	2,582,390	$18.10	6.9	$11,801

A summary of cash-settled SAR activity for the Company’s stock incentive plans for the three months ended March 31, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	---	$	---
Changes during the period:
Granted	137,724		14.90
Outstanding, end of period	137,724		$14.90	9.9		$10

Exercisable and vested as of March 31, 2010	---	$	---	---	$	---
Expected to vest	132,686		14.90	9.9		9
Total vested and expected to vest	132,686		$14.90	9.9		$9

The total fair value of options and SARs vested during the three months ended March 31, 2010, was $2.9 million.  As of March 31, 2010, there was $7.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options and SARs.  That cost is expected to be recognized over a weighted average period of 2.6 years.

A summary of restricted stock awards for the Company’s stock incentive plans for the three months ended March 31, 2010, is as follows:

	Number of Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards, beginning of year	91,236	$14.44
Changes during the period:
Vested	10,000	14.75
Unvested restricted stock awards, end of period	81,236	$14.41	1.7

As of March 31, 2010, there was $0.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 1.7 years.

Note 10 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Service cost	$42	$31
Interest cost	221	223
Expected return on plan assets	(259)	(243)
Amortization of prior service costs	5	5
Amortization of net loss	126	58
Net periodic benefit cost	$135	$74

The Company did not make any contributions to the Plan during the three months ended March 31, 2010, and currently does not expect to make any additional contributions during the remainder of the fiscal 2010 year.

Note 11 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 12 – Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 13 – Comprehensive Income

The Company reports comprehensive income in accordance with the requirements of the Comprehensive Income Topic of the FASB Accounting Standards Codification, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income for the three months ended March 31, 2010 and 2009, is calculated as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income	$3,377	$1,788
Other comprehensive loss – foreign currency translation adjustments	(1,657)	(1,129)
Comprehensive income	$1,720	$659

Note 14 – Earnings Per Common Share

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

	Three Months Ended March 31,
	2010	2009
Net income	$3,377	$1,788
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	21,405	17,248
Add effect of diluted securities – assumed exercise of stock options and stock-settled SARs	528	58
Weighted average common and common equivalent shares outstanding	21,933	17,306

Earnings per common share:
Basic	$0.16	$0.10
Diluted	$0.15	$0.10

Options and stock-settled SARs to purchase 1,295,085 shares and 2,722,041 shares of common stock were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per common share because the options and stock-settled SARs were anti-dilutive.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended March 31, 2010, increased 2.1% compared to net sales for the three months ended March 31, 2009.  Gross profit margin increased to 44.0% for the three months ended March 31, 2010, from 40.2% for the three months ended March 31, 2009.  Selling, general and administrative expenses, as a percentage of net sales, increased to 37.0% for the three months ended March 31, 2010, from 34.4% for the three months ended March 31, 2009.  Operating income was $6.0 million for the three months ended March 31, 2010, compared to $4.8 million for the three months ended March 31, 2009.  As a percentage of net sales, operating income was 6.8% for the three months ended March 31, 2010, compared to 5.6% for the three months ended March 31, 2009.

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Net sales.  Net sales for the three months ended March 31, 2010, increased $1.8 million, or 2.1%, to $88.1 million from $86.3 million for the three months ended March 31, 2009.  Net sales in our North America segment decreased 4.3% and net sales in our international segment increased 25.3%, which includes a 16.4% positive impact in changes from currency exchange rates.

Net sales in our mother, infant and toddler products category decreased 2.7%, primarily driven by lower sales for certain of our wellness and safety product lines somewhat offset by increases in our infant and toddler feeding, toy, gear and body care product lines.  Net sales in our preschool, youth and adult products category increased 7.9%, primarily due to the initial international shipments of Chuggington die-cast and Thomas & Friends Early EngineersTM product lines, which were somewhat offset by sales declines in sell-off product lines including Take Along Thomas & Friends die-cast.

Gross profit.  Gross profit increased $4.1 million, or 11.8%, to $38.8 million for the three months ended March 31, 2010, from $34.7 million for the three months ended March 31, 2009.  As a percentage of net sales, gross profit margin increased to 44.0% for the three months ended March 31, 2010, from 40.2% for the three months ended March 31, 2009, primarily due to favorable product mix, lower input costs and favorable foreign currency exchange rates.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.9 million, or 9.8%, to $32.6 million for the three months ended March 31, 2010, from $29.7 million for the three months ended March 31. 2009.  Selling, general and administrative expenses, as a percentage of net sales, increased to 37.0% for the three months ended March 31, 2010, from 34.4% for the three months ended March 31, 2009.  The increase in selling, general and administrative expenses is primarily due to an increase in variable selling and other variable costs, as well as increased marketing and legal expenses.

Operating income.  Operating income was $6.0 million for the three months ended March 31, 2010, compared to $4.8 million for the three months ended March 31, 2009.  As a percentage of net sales, operating income was 6.8% for the three months ended March 31, 2010, compared to 5.6% for the three months ended March 31, 2009.

Interest expense.  Interest expense of $0.6 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively, relates primarily to borrowings under our credit facility.  The decrease in interest expense is due to lower average debt outstanding and, to a lesser extent, lower interest rates.

Interest income and Other expense, net.  Interest income increased to $0.2 million for the three months ended March 31, 2010, from $0.1 million for the three months ended March 31, 2009.  Other expense, net decreased to less than $0.1 million for the three months ended March 31, 2010, from $0.7 million for the three months ended March 31, 2009, principally due to unfavorable movements in foreign currency exchange rates incurred in the first quarter of 2009.

Income tax expense.  Income tax expense for the three months ended March 31, 2010 and 2009, includes provisions for federal, state and foreign income taxes at an effective rate of 39.2% and 39.7%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.

Adjusted EBITDA.  Adjusted EBITDA increased $1.2 million to $9.9 million for the three months ended March 31, 2010, from $8.7 million for the three months ended March 31, 2009.  Information in this paragraph regarding Adjusted EBITDA constitutes non-GAAP financial information.  See discussion of “Non-GAAP Financial Information” and “Adjusted EBITDA” below.  A reconciliation to the nearest GAAP financial measure follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Income before income taxes	$5,558	$2,965
Depreciation	2,485	2,838
Amortization	219	196
Compensation expense for equity awards	954	1,167
Recall-related items	59	303
Loss on sale of fixed assets	27	7
Interest expense	550	1,177
Adjusted EBITDA	$9,852	$8,653

NON-GAAP FINANCIAL INFORMATION

This section includes non-GAAP financial information consisting of Adjusted EBITDA (as described in more detail in the next section).  Internally, we use this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of our results with those of our competitors.  Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.

ADJUSTED EBITDA

Adjusted EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization as further adjusted to eliminate the impact of the other items set forth in “Adjusted EBITDA” above that we do not believe are indicative of our core operating performance.  Adjusted EBITDA is not adjusted for all non-cash expenses or for working capital, capital expenditures or other investment requirements and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.  Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for net income or cash provided by operating activities, each prepared in accordance with GAAP, when measuring RC2’s profitability or liquidity as more fully discussed in the Company’s accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $12.2 million and $17.0 million for the three months ended March 31, 2010 and 2009, respectively.  Primarily due to increased inventory levels at December 31, 2008, as compared to December 31, 2009, inventory levels decreased in the first quarter of 2009, which was the primary driver of the increased cash flows from operations in the first quarter of 2009, as compared with the first quarter of 2010.  During the three months ended March 31, 2010, cash flows from operations were favorably impacted by a decrease in accounts receivable of $20.9 million, primarily due to the seasonality of the Company’s business.

Net cash provided by (used in) investing activities was $1.0 million and $(2.0) million for the three months ended March 31, 2010 and 2009, respectively.  The increase in net cash related to investing activities is primarily due to the maturity of the investments in unrestricted certificates of deposit during the first quarter of 2010 of $4.0 million.  Capital expenditures for the three months ended March 31, 2010, were $2.9 million, of which $2.2 million were for molds and tooling.

Net cash provided by (used in) financing activities was $0.3 million and $(19.0) million for the three months ended March 31, 2010 and 2009, respectively.  The increase in net cash related to financing activities is primarily due to the use of cash during the three months ended March 31, 2009, to pay $15.1 million on the Company’s term loan and $3.8 million on the Company’s revolving line of credit.

Working capital increased $4.9 million to $193.3 million at March 31, 2010, from $188.4 million at December 31, 2009.  The increase in working capital resulted from the increase in cash and cash equivalents and the decrease in accounts payable and accrued expenses as a result of the seasonal reductions in our accounts receivable and trade payables, along with settlement on our annual allowance programs, which primarily occur during the first quarter following completion of the year end results.  Cash and cash equivalents increased $13.0 million during the three months ended March 31, 2010, to $101.0 million as of March 31, 2010, from $88.0 million as of December 31, 2009.

The Company’s credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At March 31, 2010, the applicable margins in effect were 2.25% for LIBOR borrowings and 1.25% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At March 31, 2010, the commitment fee in effect was 0.45% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The Company has met its clean down provision for the year 2010.  The remaining clean down provision limit consists of $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On March 31, 2010, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  At March 31, 2010, the Company had $70.0 million available on its revolving line of credit and was in compliance with all covenants.

The Company has met its working capital needs through funds generated from operations and available borrowings under its line of credit.  The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales.  Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters.  The Company expects that capital expenditures during 2010, principally for molds and tooling, to be in the range of $11.0 million to $12.0 million.

As the Company anticipates its working capital levels in 2010 will be relatively consistent with 2009, and there are no scheduled debt repayments in 2010, the Company believes that its cash flows from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2010.  Any significant future acquisitions, including up-front licensing payments for new products, may require additional debt or equity financing.  There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

Stock-based compensation.  The fair value of stock options and SARs granted under the stock incentive plan is estimated on the date of grant, and in the case of cash-settled SARs, remeasured at each reporting date, based on the Black-Scholes option-pricing model.  The Company calculates the expected volatility factor using Company-specific volatility as the Company believes that its actual volatility is a good indicator of expected future results.  The Company uses historical data to estimate stock option exercise and employee departure behavior in the Black-Scholes option-pricing model.  The expected term of stock options and SARs granted represents the period of time that stock options and SARs granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option or SAR is based on the U.S. Treasury yield curve in effect at the time of grant.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate,'' "estimate,'' "believe,'' "confidence,'' "could,'' "expect,'' "intend,'' "may,'' "planned,'' "potential,'' "should,'' "will,'' "would'' or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:  the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Chuggington, Dinosaur Train, Bob the Builder, certain Disney properties and John Deere, vehicle manufacturers, agricultural equipment manufacturers and other licensors;  the effect on the Company’s business of the termination of the license of the Take Along Thomas & Friends die-cast product line at the end of 2009; risks related to product recalls or product liability claims, compliance with product safety standards and the effect of recalls on the Company’s relationship with licensors, including the effect on renewal and retention of licenses; uncertainty and potential adverse changes in the general economic conditions in the Company's markets, including fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability, bankruptcy or liquidity problems with our customers or other factors affecting economic conditions generally; currency exchange rate fluctuations, including in the Chinese renminbi, the Hong Kong dollar, the British pound sterling, the Australian dollar, the Euro or the Canadian dollar, could increase the Company’s expenses or reduce the U.S. dollar value of the Company’s assets denominated in foreign currencies, including funds the Company needs to transfer to the U.S.; increases in the cost of raw materials, labor and other costs to manufacture the Company’s products could increase the Company’s cost of sales and reduce the Company’s gross margins; the Company’s ability to comply with covenants in its credit facility; competition in the markets for the Company's products may increase significantly;  the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; the Company may not be able to collect outstanding accounts receivable from its major retail customers; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its products; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company’s warehouse and/or customers’ warehouses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; the risk of future write-downs of intangible assets; and the Company may experience unanticipated negative results of litigation.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company's Form 10-K for the year ended December 31, 2009.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at March 31, 2010, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by less than $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.2 million per month.  The Company determined these amounts based on $41.3 million of variable rate borrowings at March 31, 2010, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 26.4% of net sales for the three months ended March 31, 2010, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  Any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase our suppliers’ expenses, and therefore, the cost of our products, which could adversely affect the Company’s profitability.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the three months ended March 31, 2010, would have changed the total dollar amount of our gross profit by 10.2%.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries, effectively in U.S. dollars.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar and the Canadian dollar for the three months ended March 31, 2010, would have changed the total dollar amount of our gross profit by 1.6%, 0.7% and 1.1%, respectively.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in the British pound sterling, the Australian dollar or the Euro for the three months ended March 31, 2010, individually would not have had a significant impact on the Company’s net income.  The Company is not currently using and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of March 31, 2010, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2009.  Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not applicable.

(b)   Not applicable.

(c)   Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Reserved]

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.3	Certificate of Ownership and Merger changing the Company’s name to Racing Champions Ertl Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.4	Certificate of Ownership and Merger changing the Company’s name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2003).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on July 30, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
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

Dated this 29th day of April, 2010.

RC2 CORPORATION

By /s/ Curtis W. Stoelting
      Curtis W. Stoelting, Chief Executive Officer

By  /s/ Peter A. Nicholson
       Peter A. Nicholson, Chief Financial Officer and Secretary