Form 10-Q
period 2010-06-30
RC2 CORP
filed 2010-07-29
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

On July 21, 2010, there were outstanding 21,626,600 shares of the Registrant’s $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$94,657	$88,049
Accounts receivable, net	66,002	88,905
Inventory	79,095	65,888
Other current assets	13,562	18,171
Total current assets	253,316	261,013
Property and equipment, net	28,568	28,073
Intangibles, net	79,762	80,309
Other non-current assets	6,387	6,390
Total assets	$368,033	$375,785

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$53,150	$69,951
Current maturities of bank term loan	3,750	---
Other current liabilities	2,430	2,629
Total current liabilities	59,330	72,580
Bank term loan	37,500	41,250
Other non-current liabilities	19,454	17,222
Total liabilities	116,284	131,052
Stockholders’ equity	251,749	244,733
Total liabilities and stockholders’ equity	$368,033	$375,785

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net sales	$86,121	$87,039	$174,204	$173,307
Cost of sales	49,511	50,313	98,812	101,902
Gross profit	36,610	36,726	75,392	71,405
Selling, general and administrative expenses	30,341	30,134	62,948	59,837
Amortization	309	165	528	361
Operating income	5,960	6,427	11,916	11,207
Interest expense	548	972	1,098	2,149
Interest income	(289)	(106)	(472)	(191)
Other expense, net	357	202	388	925
Income before income taxes	5,344	5,359	10,902	8,324
Income tax expense	1,516	2,030	3,697	3,207
Net income	$3,828	$3,329	$7,205	$5,117

Earnings per common share:
Basic	$0.18	$0.19	$0.34	$0.30
Diluted	$0.17	$0.19	$0.33	$0.29

Weighted average shares outstanding:
Basic	21,561	17,290	21,483	17,269
Diluted	22,088	17,633	22,024	17,445

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$7,205	$5,117
Depreciation and amortization	5,247	6,077
Amortization of deferred financing costs	322	477
Stock-based compensation	2,156	2,346
Excess tax benefit on stock option exercises	(754)	(11)
Loss on disposition of assets	27	78
Changes in operating assets and liabilities	(6,458)	14,570
Net cash provided by operating activities	7,745	28,654

Cash flows from investing activities
Purchase of property and equipment	(5,299)	(3,635)
Proceeds from disposition of property and equipment	13	3
Recovery of purchase price of acquisitions	---	270
Changes in other assets	3,711	(5)
Net cash used in investing activities	(1,575)	(3,367)

Cash flows from financing activities
Stock option repurchase and cancellation	(76)	---
Issuance of stock upon option exercises	763	44
Excess tax benefit on stock option exercises	754	11
Issuance of stock under ESPP	74	72
Payments on bank term loan	---	(7,500)
Net payments on line of credit	---	(20,120)
Financing fees paid	---	(157)
Net cash provided by (used in) financing activities	1,515	(27,650)

Effect of exchange rate changes on cash	(1,077)	2,044

Net increase (decrease) in cash	6,608	(319)
Cash and cash equivalents, beginning of year	88,049	32,095
Cash and cash equivalents, end of period	$94,657	$31,776

Supplemental information:
Interest paid	$611	$1,776
Income taxes paid	2,641	3,287
Income tax refunds received	$518	$101

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management, and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2010, the results of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and cash flows for the six-month periods ended June 30, 2010 and 2009.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended June 30,
(in thousands)	2010	2009
Net sales:
North America	$61,170	$64,953
International	25,083	22,228
Sales and transfers between segments	(132)	(142)
Combined total	$86,121	$87,039

Operating income:
North America	$1,920	$3,342
International	4,055	3,110
Sales and transfers between segments	(15)	(25)
Combined total	$5,960	$6,427

	Six Months Ended June 30,
(in thousands)	2010	2009
Net sales:
North America	$126,023	$132,724
International	48,491	40,906
Sales and transfers between segments	(310)	(323)
Combined total	$174,204	$173,307

Operating income:
North America	$4,107	$6,475
International	7,801	4,780
Sales and transfers between segments	8	(48)
Combined total	$11,916	$11,207

(in thousands)	June 30, 2010	December 31, 2009
Total Assets:
North America	$254,627	$258,815
International	113,406	116,970
Combined total	$368,033	$375,785

Under the entity-wide disclosure requirements of the Business Segments Topic of the FASB Accounting Standards Codification, the Company reports net sales by product category and by distribution channel.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The following table presents consolidated net sales by product category and by distribution channel for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(in thousands)	2010	2009
Mother, infant and toddler products	$48,093	$45,627
Preschool, youth and adult products	38,028	41,412
Net sales	$86,121	$87,039

Chain retailers	$62,907	$64,184
Specialty retailers, wholesalers, OEM dealers and other	23,214	22,855
Net sales	$86,121	$87,039

	Six Months Ended June 30,
(in thousands)	2010	2009
Mother, infant and toddler products	$94,166	$92,970
Preschool, youth and adult products	80,038	80,337
Net sales	$174,204	$173,307

Chain retailers	$129,920	$131,564
Specialty retailers, wholesalers, OEM dealers and other	44,284	41,743
Net sales	$174,204	$173,307

Note 3 – Intangible Assets

The components of intangible assets, net are as follows:

(in thousands)	June 30, 2010	December 31, 2009
Gross amounts of amortizable intangible assets:
Customer relationships	$8,925	$8,582
Other	4,669	4,986
	13,594	13,568

Accumulated amortization of amortizable intangible assets:
Customer relationships	1,323	1,172
Other	4,017	3,816
	5,340	4,988

Intangible assets not subject to amortization:
Licenses and trademarks	71,508	71,729
Total intangible assets, net	$79,762	$80,309

Other amortizable intangible assets consist primarily of patents, non-compete agreements, trademarks and licenses.  Amortization expense related to amortizable intangible assets for 2010 is estimated to be approximately $0.7 million.

Note 4 – Income Taxes

The uncertain tax positions were $2.5 million and $2.8 million as of June 30, 2010 and December 31, 2009, respectively.  At both June 30, 2010 and December 31, 2009, approximately $2.2 million of the total gross unrecognized tax benefits represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2008.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2005.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.1 million, primarily due to the settlement of international rulings and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the six months ended June 30, 2010, the Company recorded an adjustment to interest of $0.1 million and reversed $0.1 million for potential penalties, related to these unrecognized tax benefits.  In total, as of June 30, 2010 and December 31, 2009, the Company has recorded a liability for interest of $2.4 million and $2.2 million, respectively, and a liability for potential penalties of $0.3 million and $0.4 million, respectively.

Note 5 – Debt

The Company’s credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At June 30, 2010, the applicable margins in effect were 2.25% for LIBOR borrowings and 1.25% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At June 30, 2010, the commitment fee in effect was 0.45% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The Company has met its clean down provision for the year 2010. The remaining clean down provision limit consists of $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On June 30, 2010, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  At June 30, 2010, the Company had $69.8 million available on its revolving line of credit and was in compliance with all covenants.

Note 6 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease arrangements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties.  These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  The Company has license agreements with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 250 license agreements with terms generally of two to three years.  Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the six months ended June 30, 2010 and 2009.

Note 7 – Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or results of operations.

Note 8 – Common Stock

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at June 30, 2010	Shares Outstanding at December 31, 2009
Voting common stock	28,000	$0.01	21,623	21,384

The Company held 2.9 million shares of its common stock in treasury at both June 30, 2010 and December 31, 2009.  During the six months ended June 30, 2010 and 2009, the Company sold a total of 5,891 shares and 11,758 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.1 million in each period.

Note 9 – Stock-Based Payment Arrangements

At June 30, 2010, the Company has three stock incentive plans, two of which are dormant, and an ESPP. Amounts recognized in the condensed consolidated financial statements with respect to these stock-based payment arrangements for the three months and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended June 30,
(in thousands)	2010	2009
Total expense recognized for stock-based payment plans	$1,202	$1,179
Amount of related income tax benefit recognized in determining net income	$440	$358

	Six Months Ended June 30,
(in thousands)	2010	2009
Total expense recognized for stock-based payment plans	$2,156	$2,346
Amount of related income tax benefit recognized in determining net income	$806	$798

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and six months ended June 30, 2010 and 2009.

Restricted stock awards, restricted stock units (RSUs), options to purchase stock or stock-settled and cash-settled stock appreciation rights (SARs) may be granted under the current stock incentive plan.  A summary of stock option and stock-settled SAR activity for the Company’s stock incentive plans for the six months ended June 30, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	2,534,005	$14.76
Changes during the period:
Granted	360,000	17.04
Exercised	220,733	4.98
Expired	400	20.23
Outstanding, end of period	2,672,872	$15.88	7.2	$11,883

Exercisable and vested as of June 30, 2010	1,277,483	$19.66		$4,214
Expected to vest	1,387,674	12.43		7,607
Total vested and expected to vest	2,665,157	$15.89	7.2	$11,821

A summary of cash-settled SAR activity for the Company’s stock incentive plans for the six months ended June 30, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	---	$	---
Changes during the period:
Granted	207,000		16.03
Outstanding, end of period	207,000		$16.03	9.7		$167

Exercisable and vested as of June 30, 2010	---	$	---	---	$	---
Expected to vest	202,608		16.06	9.7		161
Total vested and expected to vest	202,608		$16.06	9.7		$161

The total fair value of options and SARs vested during the six months ended June 30, 2010, was $2.9 million.  As of June 30, 2010, there was $9.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options and SARs.  That cost is expected to be recognized over a weighted average period of 2.5 years.

A summary of restricted stock awards for the Company’s stock incentive plans for the six months ended June 30, 2010, is as follows:

	Number of Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards, beginning of year	91,236	$14.44
Changes during the period:
Granted	32,800	18.29
Vested	49,866	16.19
Unvested restricted stock awards, end of period	74,170	$14.97	2.3

As of June 30, 2010, there was $1.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.3 years.

During the six months ended June 30, 2010, performance-based RSUs were granted to employees, which entitle the holder to receive one share of common stock for each performance-based RSU which is earned.    The performance goals require compounded annual growth in the Company’s EBITDA (as defined in the grant agreements) over a three-year period ending December 31, 2012.  If the minimum threshold is not achieved, none of the performance-based RSUs will be earned.  If the minimum threshold amount of cumulative three-year EBITDA for this period is achieved, then 37.5% of the performance-based RSUs are earned.  If cumulative three-year EBITDA exceeds the minimum threshold, additional performance-based RSUs will be earned above 37.5% on a pro-rata basis up to the maximum number of performance-based RSUs granted, which is 140,000 performance-based RSUs.   Stock-based compensation expense has been recognized during the six months ended June 30, 2010, based upon an estimate of 52,500 performance-based RSUs expected to be earned at the end of the three-year measurement period.  The weighted average fair value at the date of grant for these performance-based RSUs is $18.29.  As of June 30, 2010, there was $0.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for performance-based RSUs.  That cost is expected to be recognized over a weighted average period of 2.5 years.

Note 10 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended June 30,
(in thousands)	2010	2009
Service cost	$42	$32
Interest cost	222	222
Expected return on plan assets	(259)	(243)
Amortization of prior service costs	4	5
Amortization of net loss	127	58
Net periodic benefit cost	$136	$74

	Six Months Ended June 30,
(in thousands)	2010	2009
Service cost	$84	$63
Interest cost	443	445
Expected return on plan assets	(518)	(486)
Amortization of prior service costs	9	10
Amortization of net loss	253	116
Net periodic benefit cost	$271	$148

The Company did not make any contributions to the Plan during the six months ended June 30, 2010, and currently does not expect to make any additional contributions during the remainder of 2010.

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

Note 13 – Comprehensive Income

The Company reports comprehensive income in accordance with the requirements of the Comprehensive Income Topic of the FASB Accounting Standards Codification, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income for the six months ended June 30, 2010 and 2009, is calculated as follows:

	Six Months Ended June 30,
(in thousands)	2010	2009
Net income	$7,205	$5,117
Other comprehensive (loss) income – foreign currency translation adjustments	(3,864)	7,234
Comprehensive income	$3,341	$12,351

Note 14 – Earnings Per Common Share

The Company computes earnings per common share in accordance with the requirements under the Earnings Per Share Topic of the FASB Accounting Standards Codification.  Under the provisions of this Topic, basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The following table discloses the components of earnings per common share for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
Net income	$3,828	$3,329
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	21,561	17,290
Add effect of diluted securities – assumed exercise of stock options and stock-settled SARs	527	343
Weighted average common and common equivalent shares outstanding	22,088	17,633

Earnings per common share:
Basic	$0.18	$0.19
Diluted	$0.17	$0.19

	Six Months Ended June 30,
	2010	2009
Net income	$7,205	$5,117
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	21,483	17,269
Add effect of diluted securities – assumed exercise of stock options and stock-settled SARs	541	176
Weighted average common and common equivalent shares outstanding	22,024	17,445

Earnings per common share:
Basic	$0.34	$0.30
Diluted	$0.33	$0.29

Options and stock-settled SARs to purchase 1,443,059 shares and 1,385,464 shares of common stock were outstanding during the three and six months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per common share because the options and stock-settled SARs were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations, financial condition, liquidity and capital resources.  The discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended June 30, 2010, decreased 1.0% compared to net sales for the three months ended June 30, 2009.  Gross profit margin increased to 42.5% for the three months ended June 30, 2010, from 42.2% for the three months ended June 30, 2009.  Gross profit margin for the three months ended June 30, 2010, decreased compared with the gross profit margin for the three months ended March 31, 2010, of 44.0%.  Raw materials and freight costs are at levels higher than in 2009.  These higher input costs, along with China labor and currency inflation, continue to put pressure on the Company’s margins.  Selling, general and administrative expenses, as a percentage of net sales, increased to 35.2% for the three months ended June 30, 2010, from 34.6% for the three months ended June 30, 2009.  Operating income was $6.0 million for the three months ended June 30, 2010, compared to $6.4 million for the three months ended June 30, 2009.  As a percentage of net sales, operating income was 7.0% for the three months ended June 30, 2010, compared to 7.4% for the three months ended June 30, 2009.

Net sales for the six months ended June 30, 2010, increased 0.5% compared to net sales for the six months ended June 30, 2009.  Gross profit margin increased to 43.3% for the six months ended June 30, 2010, from 41.2% for the six months ended June 30, 2009.  Selling, general and administrative expenses, as a percentage of net sales, increased to 36.1% for the six months ended June 30, 2010, from 34.5% for the six months ended June 30, 2009.  Operating income was $11.9 million for the six months ended June 30, 2010, compared to $11.2 million for the six months ended June 30, 2009.  As a percentage of net sales, operating income was 6.8% for the six months ended June 30, 2010, compared to 6.5% for the six months ended June 30, 2009.

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Net sales.  Net sales for the three months ended June 30, 2010, decreased $0.9 million, or 1.0%, to $86.1 million from $87.0 million for the three months ended June 30, 2009.  Net sales in our North America segment decreased 5.8% and net sales in our international segment increased 12.8%, which includes a 4.4% positive impact in changes from currency exchange rates.  Overall, favorable fluctuations in foreign currency exchange rates increased our net sales by approximately 2% for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

Net sales in our mother, infant and toddler products category increased 5.4% due to increases in The First Years® care and gear product lines and Lamaze infant development toys.  Net sales in our preschool, youth and adult products category decreased 8.2% due to declines in the discontinued Take Along Thomas & Friends die-cast product line somewhat offset by increases from Chuggington die-cast, Thomas & Friends Early EngineersTM and Dinosaur Train product lines.

Gross profit.  Gross profit decreased $0.1 million, or 0.3%, to $36.6 million for the three months ended June 30, 2010, from $36.7 million for the three months ended June 30, 2009.  As a percentage of net sales, gross profit margin increased slightly to 42.5% for the three months ended June 30, 2010, from 42.2% for the three months ended June 30, 2009, primarily due to favorable inventory absorption and benefits from eliminating low-margin and low-volume items, partially offset by unfavorable product mix and increased promotional allowances.  Our quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  Our mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.2 million, or 0.7%, to $30.3 million for the three months ended June 30, 2010, from $30.1 million for the three months ended June 30, 2009.  Selling, general and administrative expenses, as a percentage of net sales, increased to 35.2% for the three months ended June 30, 2010, from 34.6% for the three months ended June 30, 2009.  The increase in selling, general and administrative expenses is primarily due to increases in marketing expenses, partially offset by lower variable selling costs.

Operating income.  Operating income was $6.0 million for the three months ended June 30, 2010, compared to $6.4 million for the three months ended June 30, 2009.  As a percentage of net sales, operating income was 7.0% for the three months ended June 30, 2010, compared to 7.4% for the three months ended June 30, 2009.

Interest expense.  Interest expense of $0.5 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, relates primarily to borrowings under our credit facility.  The decrease in interest expense is due to lower average debt outstanding and, to a lesser extent, lower interest rates.

Interest income and Other expense, net.  Interest income increased to $0.3 million for the three months ended June 30, 2010, from $0.1 million for the three months ended June 30, 2009.  Other expense, net, increased to $0.4 million for the three months ended June 30, 2010, from $0.2 million for the three months ended June 30, 2009, primarily as a result of unfavorable currency transactions.

Income tax expense.  Income tax expense for the three months ended June 30, 2010 and 2009, includes provisions for federal, state and foreign income taxes at an effective rate of 28.4% and 37.9%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  The effective tax rate for the three months ended June 30, 2010, was favorably impacted principally by the reversal of certain contingent tax reserves related to the results of a federal income tax audit completed during the quarter.

Adjusted EBITDA.  Adjusted EBITDA decreased $1.0 million to $9.6 million for the three months ended June 30, 2010, from $10.6 million for the three months ended June 30, 2009.  Information in this paragraph regarding Adjusted EBITDA constitutes non-GAAP financial information.  See discussion of “Non-GAAP Financial Information” and “Adjusted EBITDA” below.  A calculation of Adjusted EBITDA follows:

	Three Months Ended June 30,
(in thousands)	2010	2009
Income before income taxes	$5,344	$5,359
Depreciation	2,234	2,878
Amortization	309	165
Stock-based compensation expense	1,202	1,179
Loss on sale of fixed assets	---	71
Interest expense	548	972
Adjusted EBITDA	$9,637	$10,624

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Net sales.  Net sales for the six months ended June 30, 2010, increased $0.9 million, or 0.5%, to $174.2 million from $173.3 million for the six months ended June 30, 2009.  Net sales in our North America segment decreased 5.0% and net sales in our international segment increased 18.5%, which includes a 9.9% positive impact in changes from currency exchange rates.  Overall, favorable fluctuations in foreign currency exchange rates increased our net sales by approximately 3% for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Net sales in our mother, infant and toddler products category increased 1.3%, primarily driven by higher sales for Lamaze infant development toys and gear product lines somewhat offset by a decrease in our infant and toddler care product lines.  Net sales in our preschool, youth and adult products category decreased 0.4%, primarily due to sales declines in sell-off product lines including Take Along Thomas & Friends die-cast partially offset by shipments of new product lines.

Gross profit.  Gross profit increased $4.0 million, or 5.6%, to $75.4 million for the six months ended June 30, 2010, from $71.4 million for the six months ended June 30, 2009.  As a percentage of net sales, gross profit margin increased to 43.3% for the six months ended June 30, 2010, from 41.2% for the six months ended June 30, 2009, primarily due to lower input costs and favorable foreign currency exchange rates, partially offset by unfavorable product mix.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.1 million, or 5.2%, to $62.9 million for the six months ended June 30, 2010, from $59.8 million for the six months ended June 30, 2009.  Selling, general and administrative expenses, as a percentage of net sales, increased to 36.1% for the six months ended June 30, 2010, from 34.5% for the six months ended June 30, 2009.  The increase in selling, general and administrative expenses is primarily due to increases in variable selling related costs, as well as increased marketing and legal expenses.

Operating income.  Operating income was $11.9 million for the six months ended June 30, 2010, compared to $11.2 million for the six months ended June 30, 2009.  As a percentage of net sales, operating income was 6.8% for the six months ended June 30, 2010, compared to 6.5% for the six months ended June 30, 2009.

Interest expense.  Interest expense of $1.1 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively, relates primarily to borrowings under our credit facility.  The decrease in interest expense is due to lower average debt outstanding and, to a lesser extent, lower interest rates.

Interest income and Other expense, net.  Interest income increased to $0.5 million for the six months ended June 30, 2010, from $0.2 million for the six months ended June 30, 2009.  Other expense, net, decreased to $0.4 million for the six months ended June 30, 2010, from $0.9 million for the six months ended June 30, 2009, primarily as a result of net favorable currency transactions.

Income tax expense.  Income tax expense for the six months ended June 30, 2010 and 2009, includes provisions for federal, state and foreign income taxes at an effective rate of 33.9% and 38.5%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  The effective tax rate improvement is primarily due to differences in discrete items, the reversal of certain contingent tax reserves related to the results of a federal income tax audit completed during the second quarter and lower estimated full year tax rate recognition.

Adjusted EBITDA.  Adjusted EBITDA increased $0.4 million to $19.4 million for the six months ended June 30, 2010, from $19.0 million for the six months ended June 30, 2009.  Information in this paragraph regarding Adjusted EBITDA constitutes non-GAAP financial information.  See discussion of “Non-GAAP Financial Information” and “Adjusted EBITDA” below.  A calculation of Adjusted EBITDA follows:

	Six Months Ended June 30,
(in thousands)	2010	2009
Income before income taxes	$10,902	$8,324
Depreciation	4,719	5,716
Amortization	528	361
Stock-based compensation expense	2,156	2,346
Loss on sale of fixed assets	27	78
Interest expense	1,098	2,149
Adjusted EBITDA	$19,430	$18,974

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

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization as further adjusted to eliminate the impact of the other items set forth in “The Calculation of Adjusted EBITDA” above that we do not believe are indicative of our core operating performance.  Adjusted EBITDA is not adjusted for all non-cash expenses or for working capital, capital expenditures or other investment requirements and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.  Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for net income or cash provided by operating activities, each prepared in accordance with GAAP, when measuring RC2’s profitability or liquidity as more fully discussed in the Company’s accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $7.7 million and $28.7 million for the six months ended June 30, 2010 and 2009, respectively.  Primarily due to increased inventory levels at December 31, 2008, as compared to December 31, 2009, inventory levels decreased in the first half of 2009, which was the primary driver of the higher cash flow from operations in the first half of 2009, as compared with the first half of 2010.  During the six months ended June 30, 2010, cash flows from operations were favorably impacted by a decrease in accounts receivable of $21.5 million primarily due to the seasonality of the Company’s business, which was offset by an increase in inventory of $14.4 million, as well as a decrease in accounts payable and accrued expenses of $15.9 million.

Net cash used in investing activities was $1.6 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively.  Capital expenditures for the six months ended June 30, 2010, were $5.3 million, of which $4.2 million were for molds and tooling. The increase in capital expenditures was offset by the maturity of the investments in unrestricted certificates of deposit during the first half of 2010 of $4.0 million.

Net cash provided by (used in) financing activities was $1.5 million and $(27.7) million for the six months ended June 30, 2010 and 2009, respectively.  The increase in net cash related to financing activities is primarily due to the use of cash during the first half of 2009, to pay $7.5 million on the Company’s term loan and $23.1 million on the Company’s revolving line of credit.

Working capital increased $5.6 million to $194.0 million at June 30, 2010, from $188.4 million at December 31, 2009.  The increase in working capital resulted from the increase in cash and cash equivalents and inventory and the decrease in accrued expenses.  The increase in cash and cash equivalents was primarily a result of the seasonal reductions in our accounts receivable.  The increase in inventory was primarily a result of investments in inventory levels in anticipation of the higher seasonal selling period and new product lines.  The decrease in accrued expenses was primarily due to the current period accrual, which covers less than a full year requirement.  Cash and cash equivalents increased $6.7 million during the six months ended June 30, 2010, to $94.7 million as of June 30, 2010, from $88.0 million as of December 31, 2009.

The Company’s credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At June 30, 2010, the applicable margins in effect were 2.25% for LIBOR borrowings and 1.25% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At June 30, 2010, the commitment fee in effect was 0.45% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The Company has met its clean down provision for the year 2010.  The remaining clean down provision limit consists of $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On June 30, 2010, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  At June 30, 2010, the Company had $69.8 million available on its revolving line of credit and was in compliance with all covenants.

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

Although the Company anticipates its working capital needs in 2010 will be slightly higher than 2009, there are no scheduled debt repayments in 2010.  Therefore, the Company believes that its cash flows from operations, cash on hand and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2010.  Any significant future acquisitions, including up-front licensing payments for new products, may require additional debt or equity financing.  There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

The fair value of restricted stock awards granted under the stock incentive plan is calculated either using the market price on the grant date or the market price on the last day of the reported period.  The fair value of performance-based restricted stock units (RSUs) granted under the stock incentive plan is calculated using the market price on the grant date.

The Company records stock-based compensation expense for performance-based RSUs based on its estimate of the amount of the performance-based RSUs to be earned upon completion of the performance period.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate,'' "estimate,'' "believe,'' "confidence,'' "could,'' "expect,'' "intend,'' "may,'' "planned,'' "potential,'' "should,'' "will,'' "would'' or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:  the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Thomas & Friends, Chuggington, Dinosaur Train, Bob the Builder, certain Disney properties and John Deere, vehicle manufacturers, agricultural equipment manufacturers and other licensors;  the effect on the Company’s business of the termination of the license of the Take Along Thomas & Friends die-cast product line at the end of 2009; risks related to product recalls or product liability claims, compliance with product safety standards and the effect of recalls on the Company’s relationship with licensors, including the effect on renewal and retention of licenses;  our business depends on our ability to conceive, design and market new products that appeal to consumers and on continuing market acceptance of our product offerings; uncertainty and potential adverse changes in the general economic conditions in the Company's markets, including fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability, bankruptcy or liquidity problems with our customers or other factors affecting economic conditions generally; currency exchange rate fluctuations, including in the Chinese renminbi, the Hong Kong dollar, the British pound sterling, the Australian dollar, the Euro or the Canadian dollar, could increase the Company’s expenses or reduce the U.S. dollar value of the Company’s assets denominated in foreign currencies, including funds the Company needs to transfer to the U.S.; increases in the cost of raw materials, labor and other costs to manufacture the Company’s products could increase the Company’s cost of sales and reduce the Company’s gross margins; the Company’s ability to comply with covenants in its credit facility; competition in the markets for the Company's products may increase significantly;  the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; the Company may not be able to collect outstanding accounts receivable from its major retail customers; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its products; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company’s warehouse and/or customers’ warehouses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; the risk of future write-downs of intangible assets; and the Company may experience unanticipated negative results of litigation.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company's Form 10-K for the year ended December 31, 2009.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at June 30, 2010, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by less than $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.2 million per month.  The Company determined these amounts based on $41.3 million of variable rate borrowings at June 30, 2010, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 26.0% of net sales for the six months ended June 30, 2010, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  Any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase our suppliers’ expenses, and therefore, the cost of our products, which could adversely affect the Company’s profitability.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the six months ended June 30, 2010, would have changed the total dollar amount of our gross profit by 12.1%.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries, effectively in U.S. dollars.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar and the Canadian dollar for the six months ended June 30, 2010, would have changed the total dollar amount of our gross profit by 1.5%, 1.0% and 1.2%, respectively.

A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in the British pound sterling, the Australian dollar or the Euro for the six months ended June 30, 2010, individually would not have had a significant impact on the Company’s net income.  The Company is not currently using and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of June 30, 2010, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, at reaching a level of reasonable assurance.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not applicable.

(b)   Not applicable.

(c)   Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Reserved]

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.2	First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.3	Certificate of Ownership and Merger changing the Company’s name to Racing Champions Ertl Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2002).

3.4	Certificate of Ownership and Merger changing the Company’s name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 14, 2003).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on July 30, 2009).

10.1	RC2 Corporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on From 8-K dated May 6, 2010 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2010).

10.2	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference To Exhibit 99.2 of the Company’s Current Report on Form 8-K dated May 6, 2010 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
___________________

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated this 29th day of July, 2010.

RC2 CORPORATION

By	/s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer

By	/s/ Peter A. Nicholson
Peter A. Nicholson, Chief Financial Officer and Secretary