Form 10-Q
period 2010-09-30
RC2 CORP
filed 2010-10-28
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

On October 21, 2010, there were outstanding 21,646,409 shares of the Registrant’s $0.01 par value common stock.

RC2 CORPORATION

FORM 10-Q

SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RC2 Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$49,223	$88,049
Accounts receivable, net	103,634	88,905
Inventory	93,375	65,888
Other current assets	12,421	18,171
Total current assets	258,653	261,013
Property and equipment, net	29,445	28,073
Goodwill	18,719	---
Intangibles, net	104,653	80,309
Other non-current assets	6,956	6,390
Total assets	$418,426	$375,785

Liabilities and equity
Accounts payable and accrued expenses	$79,367	$69,951
Current maturities of bank term loan	7,500	---
Other current liabilities	2,443	2,629
Total current liabilities	89,310	72,580
Bank term loan	33,750	41,250
Other non-current liabilities	20,418	17,222
Total liabilities	143,478	131,052
Total equity	274,948	244,733
Total liabilities and equity	$418,426	$375,785

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited and in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net sales	$128,974	$126,507	$303,178	$299,814
Cost of sales	75,577	67,785	174,389	169,687
Gross profit	53,397	58,722	128,789	130,127
Selling, general and administrative expenses	34,747	36,757	97,695	96,594
Amortization	435	153	963	514
Operating income	18,215	21,812	30,131	33,019
Interest expense	559	819	1,657	2,968
Interest income	(193)	(153)	(665)	(344)
Other (income) expense, net	(867)	(311)	(479)	614
Income before income taxes	18,716	21,457	29,618	29,781
Income tax expense	6,259	7,864	9,956	11,071
Net income	12,457	13,593	19,662	18,710
Less: net income attributable to non-controlling interest	44	---	44	---
Net income attributable to common stockholders	$12,413	$13,593	$19,618	$18,710

Earnings per share attributable to common stockholders:
Basic	$0.57	$0.68	$0.91	$1.03
Diluted	$0.56	$0.66	$0.89	$1.01

Weighted average shares outstanding:
Basic	21,636	20,078	21,535	18,215
Diluted	22,118	20,602	22,049	18,517

See accompanying notes to condensed consolidated financial statements.

RC2 Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$19,662	$18,710
Depreciation and amortization	8,105	9,162
Amortization of deferred financing costs	483	706
Stock-based compensation	3,642	3,812
Excess tax benefit on stock option exercises	(819)	(16)
Loss on disposition of assets	23	129
Changes in operating assets and liabilities, net of effects of acquisition	(26,951)	8,299
Net cash provided by operating activities	4,145	40,802

Cash flows from investing activities
Purchase of property and equipment	(8,295)	(6,023)
Proceeds from disposition of property and equipment	26	33
Acquisitions	(44,631)	270
Changes in other assets	3,726	(4,933)
Net cash used in investing activities	(49,174)	(10,653)

Cash flows from financing activities
Sale of non-controlling interest	3,959	---
Net cash proceeds from public stock offering	---	57,090
Stock option repurchase and cancellation	(76)	---
Issuance of stock upon option exercises	820	45
Excess tax benefit on stock option exercises	819	16
Issuance of stock under ESPP	142	116
Payments on bank term loan	---	(15,000)
Net payments on line of credit	---	(20,120)
Financing fees paid	---	(157)
Net cash provided by financing activities	5,664	21,990

Effect of exchange rate changes on cash	539	2,544

Net (decrease) increase in cash	(38,826)	54,683
Cash and cash equivalents, beginning of year	88,049	32,095
Cash and cash equivalents, end of period	$49,223	$86,778
Supplemental information:
Interest paid	$981	$2,365
Income taxes paid	3,351	4,595
Income tax refunds received	$1,098	$2,145
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

The accompanying unaudited condensed consolidated financial statements have been prepared by management, and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2010, the results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and cash flows for the nine-month periods ended September 30, 2010 and 2009.

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

Due to the seasonality of the Company's business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Note 2 – Business Combinations

At the close of business on August 4, 2010, the Company acquired substantially all of the assets of White Pines, LLC (the JJ Cole Business), a Logan, Utah-based, privately-held, developer and marketer of mother, infant and toddler stylized travel, storage, comfort and convenience products marketed under the JJ Cole® Collections brand.  The acquired brands and products and the new additions to the Company’s management team will allow the Company to rapidly expand its presence in stylized and fashion-driven mother, infant and toddler products.  Closing consideration consisted of $44.6 million of cash, excluding transaction expenses, of which $4.0 million was provided by the sale of non-controlling interest, resulting in a net cash outlay by the Company of $40.7 million.

Concurrent with the acquisition of the JJ Cole Business, JJCC, Inc. (JJCC), a subsidiary of RC2 Corporation, was formed to acquire the assets of the JJ Cole Business.  RC2 Corporation holds an approximate 91.1% interest in JJCC.  The fair value of the non-controlling interest of $4.0 million in JJCC is provisional pending receipt of the final valuation.

Transaction expenses of $0.3 million are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and nine months ended September 30, 2010.  The operating results of the JJ Cole Business have been included in the accompanying condensed consolidated statements of earnings since the acquisition date.  The excess of the aggregate purchase price over fair market value of net assets acquired of $18.5 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet at September 30, 2010, and is expected to be fully deductible for income tax purposes.  The goodwill arising from the acquisition consists of the expected synergies with the Company’s mother, infant and toddler category.  All but $0.3 million of the goodwill has been recorded in the North America segment.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Total purchase price	$44,631
Less:
Current assets	1,710
Property and equipment	175
Intangible assets	25,065
Liabilities	(807)
Total identifiable net assets	26,143
Goodwill	$18,488

The fair value of the identifiable intangible assets is provisional pending completion of the final valuations for those assets.  To the extent such assets are amortizable, the related amortization expense may vary from the approximate $0.2 million recorded on the accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2010.  The Company’s unaudited pro forma consolidated results of operations are not presented due to the immateriality of the JJ Cole Business results of operations.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the three months and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended September 30,
(in thousands)	2010	2009
Net sales:
North America	$96,615	$99,471
International	32,572	27,437
Sales and transfers between segments	(213)	(401)
Combined total	$128,974	$126,507

Operating income:
North America	$10,726	$16,268
International	7,503	5,515
Sales and transfers between segments	(14)	29
Combined total	$18,215	$21,812

	Nine Months Ended June 30,
(in thousands)	2010	2009
Net sales:
North America	$222,638	$232,195
International	81,063	68,343
Sales and transfers between segments	(523)	(724)
Combined total	$303,178	$299,814

Operating income:
North America	$14,833	$22,743
International	15,304	10,295
Sales and transfers between segments	(6)	(19)
Combined total	$30,131	$33,019

(in thousands)	September 30, 2010	December 31, 2009
Total Assets:
North America	$284,870	$258,815
International	133,556	116,970
Combined total	$418,426	$375,785

Under the entity-wide disclosure requirements of the Business Segments Topic of the FASB Accounting Standards Codification, the Company reports net sales by product category and by distribution channel.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The following table presents consolidated net sales by product category and by distribution channel for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in thousands)	2010	2009
Mother, infant and toddler products	$50,688	$44,718
Preschool, youth and adult products	78,286	81,789
Net sales	$128,974	$126,507

Chain retailers	$91,986	$93,117
Specialty retailers, wholesalers, OEM dealers and other	36,988	33,390
Net sales	$128,974	$126,507

	Nine Months Ended September 30,
(in thousands)	2010	2009
Mother, infant and toddler products	$144,854	$137,688
Preschool, youth and adult products	158,324	162,126
Net sales	$303,178	$299,814

Chain retailers	$221,906	$224,681
Specialty retailers, wholesalers, OEM dealers and other	81,272	75,133
Net sales	$303,178	$299,814

Note 4 – Goodwill and Intangible Assets

The carrying value of goodwill by reporting unit as of September 30, 2010, is shown below:

(in thousands)	North America		International		Total
Balance at December 31, 2009	$	---	$	---	$	---
JJ Cole Business fair value allocation		18,188		300		18,488
Other adjustments		225		6		231
Balance at September 30, 2010		$18,413		$306		$18,719

The components of intangible assets, net are as follows:

(in thousands)	September 30, 2010	December 31, 2009
Gross amounts of amortizable intangible assets:
Licenses and trademarks	$20,132	$1,998
Customer relationships	15,425	8,582
Other	3,101	2,988
	38,658	13,568

Accumulated amortization of amortizable intangible assets:
Licenses and trademarks	1,252	897
Customer relationships	1,465	1,172
Other	2,987	2,919
	5,704	4,988

Intangible assets not subject to amortization:
Licenses and trademarks	71,699	71,729
Total intangible assets, net	$104,653	$80,309

Other amortizable intangible assets consist primarily of patents and non-compete agreements.  The fair value of the identifiable intangible assets of the JJ Cole Business acquired during the third quarter of 2010 is provisional pending completion of the final valuations for those assets.  To the extent such assets are amortizable, the related amortization expense may vary from the approximate $0.2 million recorded on the accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2010.  Amortization expense related to amortizable intangible assets for 2010 is estimated to be approximately $1.2 million.

Note 5 – Income Taxes

The uncertain tax positions were $2.3 million and $2.8 million as of September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010 and December 31, 2009, approximately $2.1 million and $2.2 million, respectively, of the total gross unrecognized tax benefits represent the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2008.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2005.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $1.0 million, primarily due to the settlement of international rulings and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the nine months ended September 30, 2010, the Company recorded an increase to interest of $0.1 million and reversed $0.1 million for potential penalties, related to these unrecognized tax benefits.

In total, as of September 30, 2010 and December 31, 2009, the Company has recorded a liability for interest of $2.3 million and $2.2 million, respectively, and a liability for potential penalties of $0.3 million and $0.4 million, respectively.

Note 6 – Debt

The Company’s credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At September 30, 2010, the applicable margins in effect were 2.25% for LIBOR borrowings and 1.25% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At September 30, 2010, the commitment fee in effect was 0.45% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The Company has met its clean down provision for the year 2010. The remaining clean down provision limit consists of $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.   The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On September 30, 2010, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  At September 30, 2010, the Company had $69.6 million available on its revolving line of credit and was in compliance with all covenants.

Note 7 – Commitments and Contingencies

The Company leases office and warehouse/distribution space under various non-cancelable operating lease arrangements, which expire through November 30, 2019.

The Company markets a significant portion of its products under licenses from other parties.  These licenses are limited in scope and duration and authorize the sale of specific licensed products generally on a nonexclusive basis.  The Company has license agreements with, among others, various entertainment, publishing and media companies, automotive and truck manufacturers, and agricultural and construction vehicle and equipment manufacturers.  The Company is a party to more than 250 license agreements with terms generally of two to three years.  Many of the license agreements include minimum guaranteed royalty payments that the Company must pay whether or not it meets specified sales targets.  The Company believes it either achieved its minimum guarantees or has accrued for the costs related to these guarantees for the nine months ended September 30, 2010 and 2009.

Note 8 – Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business.  Management believes that the probable resolution of such contingencies will not materially affect the Company’s financial position or results of operations.

Note 9 – Common Stock

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

(in thousands, except par value)	Authorized Shares	Par Value	Shares Outstanding at September 30, 2010	Shares Outstanding at December 31, 2009
Voting common stock	28,000	$0.01	21,643	21,384

The Company held 2.9 million shares of its common stock in treasury at both September 30, 2010 and December 31, 2009.  During the nine months ended September 30, 2010 and 2009, the Company sold a total of 9,580 shares and 20,737 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.1 million in each period.

Note 10 – Stock-Based Payment Arrangements

At September 30, 2010, the Company has three stock incentive plans, two of which are dormant, and an ESPP. Amounts recognized in the condensed consolidated financial statements with respect to these stock-based payment arrangements for the three months and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended September 30,
(in thousands)	2010	2009
Total expense recognized for stock-based payment plans	$1,486	$1,466
Amount of related income tax benefit recognized in determining net income	$564	$516

	Nine Months Ended September 30,
(in thousands)	2010	2009
Total expense recognized for stock-based payment plans	$3,642	$3,812
Amount of related income tax benefit recognized in determining net income	$1,370	$1,314

Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and nine months ended September 30, 2010 and 2009.

Restricted stock awards, restricted stock units (RSUs), options to purchase stock or stock-settled and cash-settled stock appreciation rights (SARs) may be granted under the current stock incentive plan.  A summary of stock option and stock-settled SAR activity for the Company’s stock incentive plans for the nine months ended September 30, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	2,534,005	$14.76
Changes during the period:
Granted	360,000	17.04
Exercised	237,782	4.88
Forfeited	12,400	8.04
Expired	400	20.23
Outstanding, end of period	2,643,423	$15.99	7.0	$19,044

Exercisable and vested as of September 30, 2010	1,262,434	$19.87		$6,608
Expected to vest	1,374,829	12.46		12,363
Total vested and expected to vest	2,637,263	$16.01	7.0	$18,971

A summary of cash-settled SAR activity for the Company’s stock incentive plans for the nine months ended September 30, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000)
Outstanding, beginning of year	---	$	---
Changes during the period:
Granted	207,000		16.03
Forfeited	8,500		14.90
Outstanding, end of period	198,500		$16.09	9.2		$966

Exercisable and vested as of September 30, 2010	---	$	---		$	---
Expected to vest	195,093		16.10			945
Total vested and expected to vest	195,093		$16.10	9.5		$945

The total fair value of options and SARs vested during the nine months ended September 30, 2010, was $2.9 million.  As of September 30, 2010, there was $8.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for stock options and SARs.  That cost is expected to be recognized over a weighted average period of 2.3 years.

A summary of restricted stock awards for the Company’s stock incentive plans for the nine months ended September 30, 2010, is as follows:

	Number of Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Unvested restricted stock awards, beginning of year	91,236	$14.44
Changes during the period:
Granted	32,800	18.29
Vested	49,866	16.19
Unvested restricted stock awards, end of period	74,170	$14.97	2.1

As of September 30, 2010, there was $0.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.1 years.

During the nine months ended September 30, 2010, performance-based RSUs were granted to employees, which entitle the holder to receive one share of common stock for each performance-based RSU which is earned.    The performance goals require compounded annual growth in the Company’s EBITDA (as defined in the grant agreements) over a three-year period ending December 31, 2012.  If the minimum threshold is not achieved, none of the performance-based RSUs will be earned.  If the minimum threshold amount of cumulative three-year EBITDA for this period is achieved, then 37.5% of the performance-based RSUs are earned.  If cumulative three-year EBITDA exceeds the minimum threshold, additional performance-based RSUs will be earned above 37.5% on a pro-rata basis up to the maximum number of performance-based RSUs granted, which is 140,000 performance-based RSUs.   Stock-based compensation expense has been recognized during the nine months ended September 30, 2010, based upon an estimate of 52,500 performance-based RSUs expected to be earned at the end of the three-year measurement period.  The weighted average fair value at the date of grant for these performance-based RSUs is $18.29.  As of September 30, 2010, there was $0.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plans for performance-based RSUs.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Note 11 – Employee Benefit Plans

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined benefits based on the employees’ years of service.

The components of net periodic benefit cost for the three months and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended September 30,
(in thousands)	2010	2009
Service cost	$42	$31
Interest cost	221	223
Expected return on plan assets	(259)	(242)
Amortization of prior service costs	5	4
Amortization of net loss	126	57
Net periodic benefit cost	$135	$73

	Nine Months Ended September 30,
(in thousands)	2010	2009
Service cost	$126	$94
Interest cost	664	668
Expected return on plan assets	(777)	(728)
Amortization of prior service costs	14	14
Amortization of net loss	379	173
Net periodic benefit cost	$406	$221

The Company did not make any contributions to the Plan during the nine months ended September 30, 2010, and currently does not expect to make any additional contributions during the remainder of 2010.

Note 12 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 13 – Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 14 – Comprehensive Income

The Company reports comprehensive income in accordance with the requirements of the Comprehensive Income Topic of the FASB Accounting Standards Codification, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Comprehensive income for the nine months ended September 30, 2010 and 2009, is calculated as follows:

	Nine Months Ended September 30,
(in thousands)	2010	2009
Net income	$19,662	$18,710
Other comprehensive income – foreign currency translation adjustments	1,517	7,903
Comprehensive income	21,179	26,613
Less: Comprehensive income attributable to non-controlling interest	44	---
Comprehensive income attributable to common stockholders	$21,135	$26,613

Note 15 – Earnings Per Share Attributable to Common Stockholders

The Company computes earnings per share attributable to common stockholders in accordance with the requirements under the Earnings Per Share Topic of the FASB Accounting Standards Codification.  Under the provisions of this Topic, basic earnings per share attributable to common stockholders is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share attributable to common stockholders is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The following table discloses the components of earnings per share attributable to common stockholders for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in thousands, except per share data)	2010	2009
Net income attributable to common stockholders	$12,413	$13,593
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	21,636	20,078
Add effect of diluted securities – assumed exercise of stock options and stock-settled SARs	482	524
Weighted average common and common equivalent shares outstanding	22,118	20,602

Earnings per share attributable to common stockholders:
Basic	$0.57	$0.68
Diluted	$0.56	$0.66

	Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009
Net income attributable to common stockholders	$19,618	$18,710
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	21,535	18,215
Add effect of diluted securities – assumed exercise of stock options and stock-settled SARs	514	302
Weighted average common and common equivalent shares outstanding	22,049	18,517

Earnings per share attributable to common stockholders:
Basic	$0.91	$1.03
Diluted	$0.89	$1.01

Options and stock-settled SARs to purchase 1,307,383 shares and 1,264,609 shares of common stock were outstanding during the three months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share attributable to common stockholders because the options and stock-settled SARs were anti-dilutive.  Options and stock-settled SARs to purchase 1,307,383 shares and 1,369,356 shares of common stock were outstanding during the nine months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share attributable to common stockholders because the options and stock-settled SARs were anti-dilutive.

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

RESULTS OF OPERATIONS

Operating Highlights

Net sales for the three months ended September 30, 2010, increased 2.0% compared to net sales for the three months ended September 30, 2009.  Gross profit margin decreased to 41.4% for the three months ended September 30, 2010, from 46.4% for the three months ended September 30, 2009.  Higher input costs, including ocean transportation costs, along with China labor and currency inflation, continue to put pressure on the Company’s margins.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 26.9% for the three months ended September 30, 2010, from 29.1% for the three months ended September 30, 2009.  Operating income was $18.2 million for the three months ended September 30, 2010, compared to $21.8 million for the three months ended September 30, 2009.  As a percentage of net sales, operating income was 14.1% for the three months ended September 30, 2010, compared to 17.2% for the three months ended September 30, 2009.

Net sales for the nine months ended September 30, 2010, increased 1.1% compared to net sales for the nine months ended September 30, 2009.  Gross profit margin decreased to 42.5% for the nine months ended September 30, 2010, from 43.4% for the nine months ended September 30, 2009.  Selling, general and administrative expenses, as a percentage of net sales, remained unchanged at 32.2% for the nine months ended September 30, 2010 and 2009.  Operating income was $30.1 million for the nine months ended September 30, 2010, compared to $33.0 million for the nine months ended September 30, 2009.  As a percentage of net sales, operating income was 9.9% for the nine months ended September 30, 2010, compared to 11.0% for the nine months ended September 30, 2009.

On September 29, 2010, the U.S. Consumer Product Safety Commission and the U.S. Food and Drug Administration issued a blanket warning related to all infant sleep positioners.  The Company has had no reported injuries from its line of Airflow® infant sleep positioners, but has stopped production of these products and is cooperating with retailers who request product returns.  Accordingly, the results of operations for the three months and nine months ended September 30, 2010, include amounts relating to estimated retailer product returns, write-down of existing inventory and other related costs totaling $2.0 million.  Annualized 2010 net sales of Airflow infant sleep positioners represent less than 1% of consolidated net sales.

At the close of business on August 4, 2010, the Company acquired substantially all of the assets of White Pines, LLC (the JJ Cole Business), a Logan, Utah-based, privately-held, developer and marketer of mother, infant and toddler stylized travel, storage, comfort and convenience products marketed under the JJ Cole® Collections brand.  The acquired brands and products and the new additions to the Company’s management team will allow the Company to rapidly expand its presence in stylized and fashion-driven mother, infant and toddler products.  Closing consideration consisted of $44.6 million of cash, excluding transaction expenses, of which $4.0 million was provided by non-controlling interest, resulting in a net cash outlay by the Company of $40.7 million.  Concurrent with the acquisition of the JJ Cole Business, JJCC, Inc. (JJCC), a subsidiary of RC2 Corporation, was formed to acquire the assets of the JJ Cole Business.  RC2 Corporation holds an approximate 91.1% interest in JJCC.  Transaction expenses of $0.3 million are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings for the three months and nine months ended September 30, 2010.  The operating results of the JJ Cole Business have been included in the accompanying condensed consolidated statements of earnings since the acquisition date.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Net sales.  Net sales for the three months ended September 30, 2010, increased $2.5 million, or 2.0%, to $129.0 million from $126.5 million for the three months ended September 30, 2009.  Net sales in the Company's North America segment decreased 2.9% and net sales in the Company's international segment increased 18.7%, which includes a 2.1% negative impact in changes from currency exchange rates.  Infant sleep positioner estimated retailer product returns negatively impacted net sales by 0.6%.  Foreign currency exchange rate fluctuations had no significant impact on consolidated net sales for the three months ended September 30, 2010.

Net sales in the Company's mother, infant and toddler products category increased 13.4% due to increases in The First Years® feeding and gear product lines, Lamaze infant development toys and the acquisition of the JJ Cole Business.  Organic net sales (net sales of products other than products of the JJ Cole Business) in the Company's mother, infant and toddler products category grew by over 6%.  Net sales in the Company's preschool, youth and adult products category decreased 4.3% due to declines in the discontinued Take Along Thomas & Friends die-cast product line.  Excluding the net impact from discontinued product lines of $16.2 million in the three months ended September 30, 2010 and 2009, net sales in the Company's preschool, youth and adult products category increased 19.4%, due to increases from the Chuggington, Dinosaur Train and Thomas & Friends Early EngineersTM product lines. Information in this paragraph regarding net sales in the Company's preschool, youth and adult products category excluding discontinued product lines constitutes non-GAAP financial information.  See the discussion of “Non-GAAP Financial Information” below.

A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in thousands)	2010	2009	Difference	% Change
Preschool, youth and adult products actual	$78,286	$81,789	$(3,503)	(4.3%)
Deduct: discontinued product lines	362	16,525	(16,163)	(97.8%)
As adjusted	$77,924	$65,264	$12,660	19.4%

Gross profit.  Gross profit decreased $5.3 million, or 9.0%, to $53.4 million for the three months ended September 30, 2010, from $58.7 million for the three months ended September 30, 2009.  As a percentage of net sales, gross profit margin decreased to 41.4% for the three months ended September 30, 2010, from 46.4% for the three months ended September 30, 2009.  Infant sleep positioners estimated retailer product returns and inventory charges reduced gross margin by 1.2 percentage points.  The remaining gross margin decrease was primarily due to unfavorable product cost and sales mix, as well as increased promotional allowances and transportation costs.  The Company's quarterly gross margins can be affected by the mix of product that is shipped during each quarter.  The Company's mother, infant and toddler products category has higher sales of non-licensed products that carry lower selling prices and gross margins that vary significantly and cause quarterly fluctuations, based on the timing of these individual shipments throughout the year.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.1 million, or 5.7%, to $34.7 million for the three months ended September 30, 2010, from $36.8 million for the three months ended September 30, 2009.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 26.9% for the three months ended September 30, 2010, from 29.1% for the three months ended September 30, 2009.  The decrease in selling, general and administrative expenses is primarily due to lower royalty and other variable costs.  Because of the Company's 50% interest in Chuggington’s intellectual property rights, the Company is benefitting from effectively lower net royalty expense related to Chuggington product sales as compared with its other licensed preschool products.

Operating income.  Operating income was $18.2 million for the three months ended September 30, 2010, compared to $21.8 million for the three months ended September 30, 2009.  As a percentage of net sales, operating income was 14.1% for the three months ended September 30, 2010, compared to 17.2% for the three months ended September 30, 2009.  Operating income for the three months ended September 30, 2010, includes $2.0 million of estimated retailer product returns, inventory charges and costs related to infant sleep positioners, as well as $0.3 million of acquisition-related costs.

Interest expense.  Interest expense of $0.6 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively, relates primarily to borrowings under the Company's credit facility.  The decrease in interest expense is due to lower average debt outstanding.

Interest income and Other (income) expense, net.  Interest income remained consistent at $0.2 million for the three months ended September 30, 2010 and 2009.  Other income, net, increased to $0.9 million for the three months ended September 30, 2010, from $0.3 million for the three months ended September 30, 2009, primarily as a result of net favorable currency transactions.

Income tax expense.  Income tax expense for the three months ended September 30, 2010 and 2009, includes provisions for federal, state and foreign income taxes at an effective rate of 33.4% and 36.7%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  The effective tax rate for the three months ended September 30, 2009, was unfavorably impacted principally by non-deductible discrete tax items.

Adjusted EBITDA.  Adjusted EBITDA decreased $0.9 million to $26.0 million for the three months ended September 30, 2010, from $26.9 million for the three months ended September 30, 2009.  Information in this paragraph regarding Adjusted EBITDA constitutes non-GAAP financial information.  See the discussion of “Non-GAAP Financial Information” and “Adjusted EBITDA” below.  A calculation of Adjusted EBITDA follows:

	Three Months Ended September 30,
(in thousands)	2010	2009
Income before income taxes	$18,716	$21,457
Depreciation	2,423	2,932
Amortization	435	153
Stock-based compensation expense	1,486	1,466
(Gain) loss on sale of fixed assets	(4)	51
Interest expense	559	819
Infant sleep positioners product charges	2,045	---
Acquisition-related costs	305	---
Adjusted EBITDA	$25,965	$26,878

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Net sales.  Net sales for the nine months ended September 30, 2010, increased $3.4 million, or 1.1%, to $303.2 million from $299.8 million for the nine months ended September 30, 2009.  Net sales in the Company's North America segment decreased 4.1% and net sales in the Company's international segment increased 18.6%, which includes a 5.4% positive impact in changes from currency exchange rates.  Overall, favorable fluctuations in foreign currency exchange rates increased the Company's net sales by approximately 1.5% for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Net sales in the Company's mother, infant and toddler products category increased 5.2%, primarily driven by higher sales in The First Years gear and feeding product lines, Lamaze infant development toys and the acquisition of the JJ Cole Business, partially offset by a decrease in the Company's infant and toddler care product lines.  Net sales in the Company's preschool, youth and adult products category decreased 2.3%, driven by increases in the Company's new product lines such as Chuggington, Dinosaur Train and Thomas & Friends Early Engineers, which were more than offset by declines from the Company's sell-off product line Take Along Thomas & Friends diecast.  Excluding the net impact from discontinued product lines of $25.0 million in the nine months ended September 30, 2010 and 2009, net sales in the Company's preschool, youth and adult products category increased 17.0%. Information in this paragraph regarding net sales in the Company's preschool, youth and adult products category excluding discontinued product lines constitutes non-GAAP financial information.  See the discussion of “Non-GAAP Financial Information” below.

A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in thousands)	2010	2009	Difference	% Change
Preschool, youth and adult products actual	$158,324	$162,126	$(3,802)	(2.3%)
Deduct: discontinued product lines	12,600	37,610	(25,010)	(66.5%)
As adjusted	$145,724	$124,516	$21,208	17.0%

Gross profit.  Gross profit decreased $1.3 million, or 1.0%, to $128.8 million for the nine months ended September 30, 2010, from $130.1 million for the nine months ended September 30, 2009.  As a percentage of net sales, gross profit margin decreased to 42.5% for the nine months ended September 30, 2010, from 43.4% for the nine months ended September 30, 2009.  Infant sleep positioners estimated retailer product returns and inventory charges decreased gross margin by 0.5 percentage points.  The remaining gross margin decrease was primarily due to unfavorable product cost and sales mix, as well as increased promotional allowances and transportation costs.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.1 million, or 1.1%, to $97.7 million for the nine months ended September 30, 2010, from $96.6 million for the nine months ended September 30, 2009.  Selling, general and administrative expenses, as a percentage of net sales, remained unchanged at 32.2% for the nine months ended September 30, 2010 and 2009.  The increase in selling, general and administrative expenses is primarily due to increased marketing and legal expenses, partially offset by lower royalty costs.

Operating income.  Operating income was $30.1 million for the nine months ended September 30, 2010, compared to $33.0 million for the nine months ended September 30, 2009.  As a percentage of net sales, operating income was 9.9% for the nine months ended September 30, 2010, compared to 11.0% for the nine months ended September 30, 2009.  Operating income for the nine months ended September 30, 2010, includes $2.0 million of estimated retailer product returns, inventory charges and costs related to infant sleep positioners, as well as $0.3 million of acquisition-related costs.

Interest expense.  Interest expense of $1.7 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively, relates primarily to borrowings under the Company's credit facility.  The decrease in interest expense is primarily due to lower average debt outstanding.

Interest income and Other (income) expense, net.  Interest income increased to $0.7 million for the nine months ended September 30, 2010, from $0.3 million for the nine months ended September 30, 2009.  Other income, net of $0.5 million for the nine months ended September 30, 2010, increased compared to other expense, net of $0.6 million for the nine months ended September 30, 2009, primarily as a result of net favorable currency transactions.

Income tax expense.  Income tax expense for the nine months ended September 30, 2010 and 2009, includes provisions for federal, state and foreign income taxes at an effective rate of 33.6% and 37.2%, respectively, including discrete items.  The decline was due to the nine month 2009 effective rate unfavorably impacted by non-deductible discrete tax items and lower 2010 estimated full year tax rate recognition.  Discrete items include significant, infrequent, unusual or non-recurring items.

Adjusted EBITDA.  Adjusted EBITDA decreased $0.5 million to $45.4 million for the nine months ended September 30, 2010, from $45.9 million for the nine months ended September 30, 2009.  Information in this paragraph regarding Adjusted EBITDA constitutes non-GAAP financial information.  See the discussion of “Non-GAAP Financial Information” and “Adjusted EBITDA” below.  A calculation of Adjusted EBITDA follows:

	Nine Months Ended September 30,
(in thousands)	2010	2009
Income before income taxes	$29,618	$29,781
Depreciation	7,142	8,648
Amortization	963	514
Stock-based compensation expense	3,642	3,812
Loss on sale of fixed assets	23	129
Interest expense	1,657	2,968
Infant sleep positioners product charges	2,045	---
Acquisition-related costs	305	---
Adjusted EBITDA	$45,395	$45,852

NON-GAAP FINANCIAL INFORMATION

This section includes non-GAAP financial information consisting of net sales in the Company's preschool, youth and adults products category excluding discontinued product lines and Adjusted EBITDA (as described in more detail in the next section).  Internally, the Company uses this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of its results with those of its competitors.  Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.

ADJUSTED EBITDA

Adjusted EBITDA is defined as earnings before interest expense, taxes, depreciation, amortization and non-controlling interest as further adjusted to eliminate the impact of the other items set forth in “The Calculation of Adjusted EBITDA” above that the Company does not believe are indicative of its core operating performance.  Adjusted EBITDA is not adjusted for all non-cash expenses or for working capital, capital expenditures or other investment requirements and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.  Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for net income or cash provided by operating activities, each prepared in accordance with GAAP, when measuring RC2’s profitability or liquidity as more fully discussed in the Company’s accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations provided net cash of $4.1 million and $40.8 million for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, cash flows from operations were unfavorably impacted by increases in accounts receivable and inventory of $14.8 million and $24.8 million, respectively.  The inventory increase is attributable to several factors.  Inventory increases due to new preschool product categories, including Chuggington, Dinosaur Train and Thomas and Friends Early Engineers, as well as inventory investment required to support global mother, infant and toddler products growth were attributable for approximately half of the increase.  Additionally, the impact of increased cycle times and working with the Company's factories to level load capacity was attributable for the other half of the inventory increase.  The increase in accounts receivable is primarily due to increased sales this year as compared to the prior year.

Net cash used in investing activities was $49.2 million and $10.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in net cash used in investing activities was primarily due to the acquisition of the JJ Cole Business during the third quarter of 2010.  Capital expenditures for the nine months ended September 30, 2010, were $8.3 million, of which $6.4 million were for molds and tooling to support new product development.

Net cash provided by financing activities was $5.7 million and $22.0 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in net cash related to financing activities is primarily due to net cash proceeds from the secondary offering during the third quarter 2009, somewhat offset by net payments on the term loan and the line of credit during the nine months ended September 30, 2009.

Working capital decreased $19.1 million to $169.3 million at September 30, 2010, from $188.4 million at December 31, 2009.  The decrease in working capital resulted from a portion of the Company’s outstanding debt classified as current at September 30, 2010, which was long term at December 31, 2009, as well as an increase in accounts payable, due to the increased inventory levels at September 30, 2010, as compared to December 31, 2009.  Cash and cash equivalents decreased $38.8 million during the nine months ended September 30, 2010, to $49.2 million as of September 30, 2010, from $88.0 million as of December 31, 2009, due to the acquisition of the JJ Cole Business.  This decrease in cash was nearly offset by the increase in inventory and accounts receivable at September 30, 2010, compared to December 31, 2009.

The Company’s credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At September 30, 2010, the applicable margins in effect were 2.25% for LIBOR borrowings and 1.25% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At September 30, 2010, the commitment fee in effect was 0.45% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  The credit facility also includes a clean down provision that limits the maximum amount of borrowings under the revolving line of credit for a period of 60 consecutive days during the first four calendar months.  The Company has met its clean down provision for the year 2010.  The remaining clean down provision limit consists of $25.0 million for a period of 60 consecutive days during the first four calendar months of 2011.  The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On September 30, 2010, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  At September 30, 2010, the Company had $69.6 million available on its revolving line of credit and was in compliance with all covenants.

In 2010, the Company has met its working capital needs through cash on hand and funds generated from operations.  The Company’s working capital requirements fluctuate during the year based on the seasonality related to sales.  Due to seasonal increases in demand for the Company’s products, working capital financing requirements are usually highest during the third and fourth quarters.  The Company expects that capital expenditures during 2010, principally for molds and tooling, will be approximately $11.0 million.

Although the Company anticipates its working capital needs in 2010 will be higher than 2009, there are no scheduled debt repayments in 2010.  Therefore, the Company believes that its cash on hand, cash flows from operations and available borrowings will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for 2010.  Any significant future acquisitions, including up-front licensing payments for new products, may require additional debt or equity financing.  The Company’s existing credit facility matures November 1, 2011, and the Company currently anticipates that it will refinance its credit facility during 2011 to fund future working capital needs.  There can be no assurance that financing, if needed, would be available on terms acceptable to the Company, if at all.

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

Impairment of long-lived assets, goodwill and other intangible assets.  Long-lived assets have been reviewed for impairment based on the requirements under the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification.  This Topic requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred.  Goodwill and other intangible assets have been reviewed for impairment based on the requirements under the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification.  Under this Topic, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment.  The next scheduled annual test for impairment on its indefinite lived intangibles will be as of October 1, 2010, and will be completed in the fourth quarter of 2010.  The Company’s management reviews for indicators that might suggest an impairment loss could exist.  An interim test for impairment is performed if a triggering event occurs suggesting possible impairment.  Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets.  Various uncertainties, including changes in consumer preferences, ability to maintain related licenses, deterioration in the political environment, adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.  Intangible assets that have finite useful lives are amortized over their useful lives.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate,'' "estimate,'' "believe,'' "confidence,'' "could,'' "expect,'' "intend,'' "may,'' "planned,'' "potential,'' "should,'' "will,'' "would'' or the negative of those terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:  the Company is dependent upon continuing licensing arrangements with owners of popular and classic licensed properties such as Chuggington, Dinosaur Train, certain Disney properties, John Deere, Bob the Builder and Thomas & Friends Wooden Railway, which license currently expires on December 31, 2012, vehicle manufacturers, agricultural equipment manufacturers and other licensors;  the effect on the Company’s business of the termination of the license of the Take Along Thomas & Friends die-cast product line at the end of 2009; risks related to product recalls or product liability claims, compliance with product safety standards and the effect of recalls on the Company’s relationship with licensors, including the effect on renewal and retention of licenses; the Company's business depends on its ability to conceive, design and market new products that appeal to consumers and on continuing market acceptance of its product offerings; uncertainty and potential adverse changes in the general economic conditions in the Company's markets, including fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability, bankruptcy or liquidity problems with its customers or other factors affecting economic conditions generally; currency exchange rate fluctuations, including in the Chinese renminbi, the Hong Kong dollar, the British pound sterling, the Australian dollar, the Euro or the Canadian dollar, could increase the Company’s expenses or reduce the U.S. dollar value of the Company’s assets denominated in foreign currencies, including funds the Company needs to transfer to the U.S.; increases in the cost of raw materials, labor and other costs to manufacture the Company’s products could increase the Company’s cost of sales and reduce the Company’s gross margins; the Company’s ability to comply with covenants in its credit facility; competition in the markets for the Company's products may increase significantly;  the Company is dependent upon the continuing willingness of leading retailers to purchase and provide shelf space for the Company's products; the Company may not be able to collect outstanding accounts receivable from its major retail customers; the Company relies upon a limited number of independently owned factories located in China to manufacture a significant portion of its products; the Company may not be able to manufacture, source and ship new and continuing products on a timely basis; the Company is dependent upon timely shipping of product and unloading of product through West Coast ports as well as timely rail/truck delivery to the Company’s warehouse and/or customers’ warehouses; customers and consumers may not accept the Company’s products at prices sufficient for the Company to profitably recover development, manufacturing, marketing, royalty and other costs; the inventory policies of retailers, together with increased reliance by retailers on quick response inventory management techniques, may increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight shipping schedules; the risk of future write-downs of goodwill and intangible assets; and the Company may experience unanticipated negative results of litigation.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company's Form 10-K for the year ended December 31, 2009.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at September 30, 2010, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by less than $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.2 million per month.  The Company determined these amounts based on $41.3 million of variable rate borrowings at September 30, 2010, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 23.5% of net sales for the nine months ended September 30, 2010, denominated in British pounds sterling, Australian dollars, Euros and Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  Any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase the Company's suppliers’ expenses, and therefore, the cost of its products, which could adversely affect its profitability.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase the Company's expenses, and therefore, could adversely affect its profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the nine months ended September 30, 2010, would have changed the total dollar amount of the Company's gross profit by 12.6%.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States, such as for purchases of inventory by certain of its foreign subsidiaries, effectively in U.S. dollars.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar and the Canadian dollar for the nine months ended September 30, 2010, would have changed the total dollar amount of the Company's gross profit by 1.6%, 0.8% and 1.0%, respectively.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in the British pound sterling, the Australian dollar or the Euro for the nine months ended September 30, 2010, individually would not have had a significant impact on the Company’s net income.  The Company is not currently using and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 30, 2010, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company's Form 10-K for the year ended December 31, 2009.  Please refer to that section for disclosures regarding the risks and uncertainties relating to the Company's business.

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
___________________

*This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated this 28th day of October, 2010.

RC2 CORPORATION

By /s/ Curtis W. Stoelting
      Curtis W. Stoelting, Chief Executive Officer

By /s/ Peter A. Nicholson
      Peter A. Nicholson, Chief Financial Officer
      and Secretary