Form 10-K
period 2010-12-31
RC2 CORP
filed 2011-03-02
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.

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
Yes___     No  X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.
Yes___     No  X

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
Yes            No ___

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
Yes___     No  X

Aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2010 (the last business day of the Registrant’s most recently completed second quarter): $340,016,806.  Shares of common stock held by any executive officer or director of the Registrant have been excluded from this computation because such persons may be deemed affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of the Registrant’s common stock outstanding as of February 22, 2011: 21,659,048

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “RC2 Corporation,” “RC2” and the “Company” mean RC2 Corporation and its subsidiaries, unless the context indicates another meaning, and the term “common stock” means our common stock, par value $0.01 per share.

Special Note Regarding Forward-Looking Statements

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “hope,” “plan,” “potential,” “should,” “estimate,” “predict,” “continue,” “future,” “will,” “would” or the negative of these terms or other words of similar meaning.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Our actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the caption “Risk Factors” in Item 1A of this report.  We undertake no obligation to make any revisions to the forward-looking statements contained in this filing or to update them to reflect events or circumstances occurring after the date of this filing.

Part I

Item 1.  Business

Overview

We are a leading designer, producer and marketer of a broad range of innovative, high-quality products for mothers, infants, and toddlers, as well as toys and collectible products sold to preschoolers, youths and adults.  Our leadership position is measured by sales and brand recognition.  Our mother, infant, toddler and preschool products are primarily marketed under our Learning Curve® family of brands, which includes The First Years®, Lamaze® and JJ Cole® Collections brands, as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Special Agent Oso, Chuggington, Dinosaur Train, John Deere, Disney’s Winnie the Pooh, Princesses, Cars, Fairies and Toy Story, Ziploc, and other well-known properties.  We market our youth and adult products primarily under the Johnny Lightning® and Ertl® brands.  We reach our target consumers through multiple channels of distribution supporting more than 25,000 retail outlets throughout North America, Europe, Australia, Asia Pacific and South America.

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

Recent Acquisition

At the close of business on August 4, 2010, the Company acquired substantially all of the assets of White Pines, LLC (the JJ Cole Business), a privately-held, developer and marketer of mother, infant and toddler stylized travel, storage, comfort and convenience products marketed under the JJ Cole Collections brand.  The acquired brands and products and the new additions to the Company’s management team will allow the Company to rapidly expand its presence in stylized and fashion-driven mother, infant and toddler products.  Closing consideration consisted of $44.6 million of cash, of which $4.0 million was provided by the sale of non-controlling interest, resulting in a net cash outlay by the Company of $40.7 million.  The Company holds an approximate 91.1% interest in the subsidiary formed to acquire the assets of the JJ Cole Business and senior management of the JJ Cole Business holds the remaining interest in the subsidiary.

Products

North America.  In the North America segment, our products are organized into the following categories: (i) mother, infant and toddler products and (ii) preschool, youth and adult products.

Our mother, infant and toddler products category includes a wide-range of products related to infant and toddler feeding, gear, care, play and soft goods, which are marketed under such brands as The First Years, Lamaze and JJ Cole Collections.  Some of the key product lines in this category include reusable toddler feeding products, the Take & Toss® toddler self-feeding system, Lamaze infant development products and The First Years gear, potty seats and safety gates.  In 2010, we introduced a new infant seat and a line of strollers under The First Years brand.  In 2011, we plan to introduce additional new products under The First Years, including co-branding products with Ziploc and Gumdrop, JJ Cole Collections and Lamaze brands.

Our preschool, youth and adult products category includes our Learning Curve, Johnny Lightning and Ertl brands and features products with such licensed properties as Thomas & Friends and John Deere.  In 2010, we introduced a new product line featuring the characters from the PBS television show Dinosaur Train.  This product line features characterized dinosaurs, train cars and plush toys.  Additionally, in 2010, we had a limited U.S. introduction of the Chuggington Die-Cast product line which features a range of collectible die-cast engines and playsets featuring the characters from the Chuggington television show broadcast in the U.S. on the Disney Channel.  In 2011, we plan to introduce additional new products under the Chuggington, Dinosaur Train, Thomas & Friends Wooden Railway and John Deere product lines.

International.  In addition to our business in North America, in 2010, we operated in more than 60 countries, selling a representative range of our mother, infant and toddler and preschool, youth and adult product lines.  The geographic regions in the International segment include Europe, Australia, Asia Pacific and South America.  Key international brands for 2010 included Learning Curve, Thomas & Friends Wooden Railway, Chuggington, Bob the Builder, The First Years, Lamaze, Ertl, including the John Deere product line, and Britains®.  Significant product introductions for 2010 included two new train play product lines based on the Chuggington television show, as well as extending the product line of Thomas & Friends Wooden Railway.  In 2011, we plan on expanding the international presence of our Chuggington, Dinosaur Train, The First Years, Lamaze and JJ Cole Collections product lines.

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

We have entered into agreements to license such properties from, among others, Disney Consumer Products, Inc., HIT Entertainment (relating to its Thomas & Friends and Bob the Builder properties), John Deere Shared Services, Inc., Ludorum plc (relating to the Chuggington property), The Jim Henson Company, Inc. (related to its Dinosaur Train property), Lamaze International, Inc. and S.C. Johnson & Son, Inc. (related to the Ziploc brand).  In addition to our Chuggington global master toy licensing rights, we hold a 50.0% interest in Chuggington’s intellectual property rights.

We are a party to more than 250 license agreements with terms generally of two to three years.  Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our products or develop new products and reduce our net sales and profitability.  For the year ended December 31, 2010, royalty expense was 7.1% of our net sales.  For the year ended December 31, 2010, net sales of the Company’s products with licensed properties Thomas & Friends and John Deere each accounted for more than 10.0% of total net sales.  No other licensed property accounted for more than 10.0% of our total net sales for the year ended December 31, 2010.

Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses.  As of December 31, 2010, approximately 34% of our licenses require us to make minimum guaranteed royalty payments, whether or not we meet specific sales targets.  Aggregate future minimum guaranteed royalty payments as of December 31, 2010, are $23.1 million, with individual minimum guarantees ranging up to $12.0 million.  Royalty expense related to licenses with minimum guarantees for the year ended December 31, 2010, was $19.7 million.

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

Chain retailers.  Our products marketed through this channel are targeted predominately at value conscious consumers.  As a result, the majority of our products marketed through this channel are designed to span lower price points.  Customers included in this channel have more than ten retail locations and include a wide range of retailers, such as book, farm and ranch, craft/hobby and juvenile products stores, as well as the national toy and discount retailers.  Key customers in our chain retailer channel include Toys “R” Us/Babies “R” Us, Target, Wal-Mart and Tractor Supply Company.  Sales in 2010 to chain retailers were 71.9% of our net sales.

Specialty retailers, wholesalers, OEM dealers and other.  We sell many of the products available at chain retailers, as well as higher-priced products with special features, to specialty retailers, wholesalers and OEM dealers, which comprised 28.1% of our net sales in 2010.  Additionally, we often sell licensed products to the licensing OEM’s dealer network.  OEM licensing partners benefit from our OEM dealer sales through the opportunity to receive royalties from additional product sales through the OEM’s dealer network.  We often provide OEM dealers with a short-term exclusivity period in which the OEM dealers have the opportunity to purchase new products for a short period (usually 90 to 360 days) before the products become available through other distribution channels.  We reach these customers directly through our internal telesales group, our business-to-business website located at www.myRC2.com and through specialty sales representatives.  We also make certain products available to consumers through a company store and our website located at www.learningcurveshop.com.  Key customers in our specialty retailers, wholesalers, OEM dealers and other channel include John Deere, Case New Holland and Amazon.com LLC.

Trademarks

We have registered several trademarks with the U.S. Patent and Trademark Office, including the trademarks RC2®, Learning Curve®, The First Years®, Johnny Lightning®, Ertl®, Take & Toss® and JJ Cole®.  A number of these trademarks are also registered in foreign countries.  We believe our trademarks hold significant value, and we plan to build additional value through increased consumer awareness of our many other trade names and trademarks.

Sales and Marketing

Our sales organization consists of an internal sales force and external sales representative organizations.  Our internal sales force provides direct customer contact with nearly all of our chain retail and wholesale accounts.  A number of accounts are designated as “house accounts” and are handled exclusively by our internal sales staff.  Our inside sales and customer service groups use telephone calls, mailings, faxes and e-mails to directly contact OEM dealers and smaller volume customers, such as specialty and independent toy, infant product and hobby stores.

Our internal sales force is supplemented by external sales representative organizations.  These external sales representative organizations provide more frequent customer contact and solicitation of the specialty, regional and national retailers and supported 31.5% of our net sales in 2010.  External sales representatives earn commissions of up to 12.0% of the net sales price from their accounts.  Their commissions are unaffected by the involvement of our internal sales force with a customer or sale.

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

We support our product lines with various advertising and marketing promotions.  Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season.  Additionally, increased levels of advertising can occur in conjunction with new product introductions.  Advertising includes television commercials and print advertisements in magazines and other publications.  Marketing includes, but is not limited to, digital media, including our websites at www.learningcurve.com, www.jjcolecollections.com, www.duematernity.com, www.johnnylightning.com and www.ertl.com, in-store displays, merchandising material and public relations.  We also work closely with retail chains to plan and execute ongoing retailer-driven promotions and advertising.  These programs usually involve promotion of our products, including new product introductions, in retail customers’ print circulars, mailings and catalogs, and sometimes include placing our products in high-traffic locations within retail stores.

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

Production

We believe we are an industry leader in bringing new products to market rapidly and efficiently.  Our integrated design and engineering expertise, extensive library of product designs, molds and tools, and supplier relationships enable us to be the first to market with many innovative products.

Far east product sourcing.  We have operations in Kowloon, Hong Kong, and in China, and employ 257 people in Hong Kong and in China who oversee the sourcing of the majority of our products.  This group assists our suppliers in sourcing raw materials and packaging, performs engineering, graphic art and finance support functions, executes the production schedule, provides on-site quality control, facilitates third-party safety testing and coordinates the delivery of shipments for export from China.

Far east production.  Most of our products are manufactured in China.  Our China-based product sourcing accounted for 87.1% of our product purchases in 2010.  During 2010, we used four third-party, dedicated, China-based suppliers who manufactured only our products.  Third-party, dedicated suppliers produced 27.0% of our China-based product purchases in 2010.  In addition to our third-party, dedicated suppliers, we use numerous other suppliers in China.  Many of our suppliers have been producing for us for more than ten years.  All products are manufactured to our specifications using molds and tooling that we own.  These suppliers own the manufacturing equipment and machinery, purchase raw materials, hire workers and plan production.  We purchase fully assembled and packaged finished goods in master cartons for distribution to our customers.  We enter into purchase orders with our suppliers and generally do not enter into long-term contracts.

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

Tooling.  To create many of our new products, we invest in tooling.  Tooling represents the majority of our capital expenditures.  Depending on the size and complexity of the product, the cost of tooling a product can range from $3,000 to approximately $300,000.  We own all of our tools and provide them to our suppliers during production.  Tools are returned to us when a product is no longer in production and are stored for future use.

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

Seasonality

We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry.  Our preschool, youth and adult products business is highly seasonal primarily due to high consumer demand for our toy products during the year-end holiday season.  As a result, 58.8% of our consolidated net sales for the three years ended December 31, 2010, were generated in the second half of the year, with September being the largest shipping month.  As a result, consistent with industry practice, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Customers

We derive a significant portion of our sales from some of the world’s largest retailers.  Our top three customers, Toys “R” Us/Babies “R” Us, Target and Wal-Mart, combined accounted for 38.9% of our net sales in 2010.  Other than Toys “R” Us/Babies “R” Us, Target and Wal-Mart, no customer accounted for more than 10.0% of our net sales in 2010.  Many of our retail customers generally purchase large quantities of our product on credit, which may cause a concentration of accounts receivable among some of our largest customers.

Employees

As of December 31, 2010, we had 816 employees, 36 of whom were employed part-time.  We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within RC2.  Collective bargaining agreements cover 96 of our employees who work in the Company’s U.S. distribution facilities.  We consider our employee relations to be very good.  Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

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

Our current license agreement with HIT Entertainment for the Thomas & Friends Wooden Railway product line expires at the end of 2012.  For the year ended December 31, 2010, net sales of our products under this license agreement accounted for over ten percent of our total net sales.  Any non-renewal of this license may have an adverse effect on our net sales and profitability.  Our intangible assets as of December 31, 2010, include approximately $32.0 million relating to this license.  Based on expectations relating to the renewal of this license, we may need to record a charge for impairment of the intangible asset prior to the expiration of the license.  See “Risk Factors – Impairment charges could reduce our profitability” for additional information regarding risks relating to impairment charges.

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

Product recalls or claims or other product safety issues relating to the use of our products could increase our costs and harm our reputation and our relationship with retailers and licensors.

Because we sell products for mothers, infants and toddlers, as well as toys and collectible products, we face product liability risks relating to the use of our products.  We also must comply with a variety of product safety and product testing regulations.  During 2008, the Consumer Product Safety Improvement Act was enacted.  As a result, the Consumer Product Safety Commission is in the process of adopting new regulations for safety and product testing that apply to substantially all of our products.  These new regulations significantly tighten the regulatory requirements governing the manufacture and sale of children’s products and also increase the potential penalties for noncompliance with applicable regulations.  If we fail to comply with these regulations or applicable product safety regulations in other jurisdictions where our products are sold or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage, and we may incur significant costs in complying with recall requirements.  A product safety warning regarding one of our products may result in charges due to retailer returns and inventory obsolescence even if there is not a product recall.  Product recalls or other product safety issues may harm our reputation and consumer acceptance of the affected products or our other products, which may have an adverse effect on our net sales.  Product recalls or other product safety issues may also harm our relationships with our retail customers, including the willingness of those customers to purchase and provide shelf space for our products and to support retailer driven promotions and advertising for our products.  In addition, substantially all of our licenses give the licensor the right to terminate, under certain circumstances, if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations, or if we breach covenants relating to the safety of the products or their compliance with product safety regulations.  A termination of a license would likely adversely affect our net sales.  Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.

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

Increases in the cost of labor, transportation, raw materials or other items used to manufacture our products could increase our cost of sales and reduce our margins.

Since our products are manufactured by third-party suppliers, we do not directly purchase the raw materials used to manufacture our products.  However, the prices we pay our suppliers may increase if their raw materials, labor or other costs increase.  We may not be able to pass along such price increases to our customers.  As a result, an increase in the cost of raw materials, labor or other costs associated with the manufacturing of our products could increase our costs of sales and reduce our gross margins.  We directly pay transportation costs to ship many of our products and have recently encountered increased transportation costs which have adversely affected our margins.  During 2010, we experienced higher input costs, including ocean transportation costs, along with China labor and currency inflation. In 2011, we expect input costs to increase from 2010 levels.

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

Our net sales are primarily denominated in U.S. dollars, with 23.8% of our net sales in 2010 denominated in British pounds sterling, Australian dollars, Euros or Canadian dollars.  Our purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.    Any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase our suppliers’ expenses, and, therefore, the cost of our products, which could adversely affect the Company’s profitability.  A material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase the Company’s expenses, and, therefore, could adversely affect the Company’s profitability.  We are also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from our foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries in U.S. dollars.  As a result, any increase in the U.S. dollar relative to our foreign subsidiaries’ local currencies would increase our expenses and, therefore, could adversely affect our profitability.  We are not currently using and have not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets.  We compete with several large domestic and foreign companies such as Mattel, Inc. and Hasbro, Inc., with private label products sold by many of our retail customers and with other producers of products for mothers, infants and toddlers, as well as toys and collectible products.  Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have.  In addition, we may face competition from new participants in our markets because the infant and toddler, toy and collectible product industries have limited barriers to entry.  We experience price competition for our products, competition for shelf space at retailers, competition in the distribution and quality of our products and competition for licenses, all of which may increase in the future.  If we cannot compete successfully in the future, our net sales and profitability will likely decline.

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

We may experience difficulties in integrating strategic acquisitions.

The integration of acquired companies and their operations into our operations involves a number of risks, including:

●	the acquired business may experience losses that could adversely affect our profitability;

●	unanticipated costs relating to the integration of acquired businesses may increase our expenses;

●	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company may decrease our net sales;

●	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company may decrease our net sales;

●	the loss of key personnel of the acquired business;

●	difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;

●	diversion of management’s attention could impair their ability to effectively manage our business operations;

●	we may record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges and we may also incur amortization expenses related to intangible assets; and

●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

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

In 2010, 71.9% of our net sales were to chain retailers.  Our success depends upon the continuing willingness of these retailers to purchase and provide shelf space for our products.  We do not have long-term contracts with our customers.  In addition, our access to shelf space at retailers may be reduced by store closings, stricter requirements for children’s products by retailers that we may not be able to meet, consolidation among these retailers and competition from other products.  An adverse change in our relationship with or the financial viability of one or more of our customers could reduce our net sales and profitability.  In addition, increased concentration of our sales to our largest chain retailer customers may adversely affect our ability to negotiate sales prices for our products and could result in increased pressure on our gross margins.

We may not be able to collect outstanding accounts receivable from our major retail customers.

Many of our retail customers generally purchase large quantities of our products on credit, which may cause a concentration of accounts receivable among some of our largest customers.  Our profitability or liquidity may be harmed if one or more of our largest customers were unable or unwilling to pay these accounts receivable when due or demand credits or other concessions for products they are unable to sell.  We maintain credit insurance for certain of our domestic customers, and the amount of this insurance covers a limited portion of the total amount of our accounts receivable.  At December 31, 2009 and 2010, our credit insurance covered 5.8% and 10.5%, respectively, of our gross accounts receivable.  Insurance coverage for future sales is subject to reduction or cancellation.

Because we rely on third-party suppliers to manufacture our products, we face the risk of supply disruptions due to factors outside of our control.

We rely on third-party suppliers to manufacture our products.  We enter into purchase orders with our suppliers and generally do not enter into long-term contracts.  As a result, any of these suppliers could stop manufacturing our products due to a business shutdown, an arrangement to exclusively manufacture for another party or other reasons.  Difficulties encountered by these suppliers, such as fire, accident, natural disaster or an outbreak of a contagious disease at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products.  Any of these risks could increase our expenses or reduce our net sales.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

●	economic and political instability;

●	restrictive actions by foreign governments;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

●	changes in import duties or import or export restrictions;

●	limitations, including taxes, on repatriation of earnings;

●	timely shipping of product and unloading of product, which primarily come through West Coast ports, as well as timely rail/truck delivery to our warehouses and/or a customer’s warehouse;

●	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes; and

●	complications in complying with trade and foreign tax laws.

Any of these risks could disrupt the supply of our products or increase our expenses.  The cost of compliance with trade and foreign tax laws increases our expenses, and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs.

Impairment charges could reduce our profitability.

In accordance with the provisions of the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification, we test goodwill and our other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  We conduct testing for impairment annually during the fourth quarter.  In the fourth quarter of 2008, we recorded impairment charges of $244.0 million of our goodwill, which was a 100.0% reduction of our goodwill, and $11.9 million for certain of our indefinite lived intangible assets, as a result of our annual impairment test.  An amendment to our credit facility was obtained to exclude the effect of the 2008 impairment charges on our financial covenants.  In the fourth quarter of 2009, we recorded impairment charges of $2.4 million for certain of our indefinite lived intangibles.  At December 31, 2010, we had goodwill and other intangible assets of $17.4 million and $104.7 million, respectively.  Goodwill and other intangible assets represented 4.2% and 25.2% of our total assets at December 31, 2010, respectively.  Various uncertainties, including changes in consumer preferences, ability to renew licenses, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets.  Although such an impairment charge would be a non-cash expense, any impairment or change in the useful lives of the intangible assets could materially increase our expenses and reduce our profitability.  If we are required to record an impairment charge, the charge could affect our compliance with the debt covenants in our credit agreement.  Additionally, should we violate a covenant under our credit agreement, the cost of obtaining an amendment or waiver could be significant, or the lenders could be unwilling to provide a waiver or agree to an amendment.

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

Our credit agreement also contains a number of financial covenants.  The restrictive covenants in our credit agreement may limit our ability to engage in acts that may be in our best long-term interests.  A breach of any of the restrictive covenants in our credit agreement could result in a default under our credit agreement.  If a default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable, to terminate any commitments they have to provide further borrowers, and to exercise any other rights they have under the credit agreement or applicable law.

Our credit agreement matures on November 1, 2011, and we currently anticipate that we will refinance during 2011 to fund working capital needs.  We may not be able to refinance on acceptable terms or the terms of any refinancing may be less advantageous to us than our current credit agreement, including with respect to the amount of credit available, interest rates and the terms of the restrictive debt covenants.  A refinancing on less advantageous terms may adversely affect our business and may reduce our profitability.

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

Sales of our preschool, youth and adult products are seasonal, which causes our operating results to vary from quarter to quarter.

Our preschool, youth and adult products business is highly seasonal primarily due to high consumer demand for our toy products during the year-end holiday season.  Historically, our net sales and profitability have peaked in the third and fourth quarters due to the holiday season buying patterns.  Seasonal variations in operating results may cause us to increase our debt levels and interest expense primarily in the third quarter.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2010, our facilities were as follows:

Description	Square Feet	Location	Lease Expiration
Corporate headquarters	27,050	Oak Brook, IL	April 2013
Learning Curve Brands, Inc. warehouse	400,000	Rochelle, IL	November 2019
Learning Curve Brands, Inc. office and warehouse	534,000	Dyersville, IA	Owned
JJCC, Inc. office and warehouse (1)	25,299	Logan, UT	March 2012
Learning Curve Brands, Inc. office	12,452	Canton, MA	August 2015
Learning Curve Brands, Inc. office	3,300	Bentonville, AR	October 2013
Learning Curve Brands, Inc. storage	1,875	Stoughton, MA	June 2011
Learning Curve Brands, Inc. office	1,455	Kettering, OH	April 2012
RC2 (H.K.) Limited quarters	68,230	Dongguan City, China	March 2012
RC2 (H.K.) Limited office, warehouse and storage	123,603	Dongguan City, China	March 2012
RC2 (H.K.) Limited office	7,563	Kowloon, Hong Kong	August 2012
RC2 (H.K.) Limited quarters	2,173	Weng Yuan, Shao Guan,	December 2011
		China
RC2 (H.K.) Limited office	1,124	Weng Yuan, Shao Guan,	December 2011
		China
Racing Champions International Limited office	8,512	Exeter, United Kingdom	October 2013
Racing Champions International Limited office
and showroom	2,035	Thatcham, United Kingdom	August 2011
Racing Champions International Limited office	1,034	Lauren, Holland	December 2011
Racing Champions International Limited office	674	Marcq-En-Baroeul, France	September 2014
Racing Champions International Limited office	549	Barcelona, Spain	May 2013
RC2 Deutschland GmbH office	2,562	Koln, Germany	August 2013
RC2 Australia, Pty. Ltd. office and warehouse (2)	174,376	Dandenong South,	September 2019
		Victoria, Australia

(1)  21,456 square feet of the Logan, Utah facility represents warehouse space and is no longer being used in our operations.
(2)  15,500 square feet of the Dandenong South, Victoria, Australia warehouse has been sublet and is not being used in our operations.

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

2009:	High	Low
First Quarter	$10.73	$3.40
Second Quarter	15.07	5.40
Third Quarter	16.92	12.67
Fourth Quarter	$16.16	$12.46

2010:	High	Low
First Quarter	$16.53	$14.11
Second Quarter	19.72	14.95
Third Quarter	20.95	14.80
Fourth Quarter	$24.00	$20.75

As of December 31, 2010, there were 137 holders of record of our common stock.  We believe the number of beneficial owners of our common stock on that date was substantially greater.

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

Item 6.  Selected Financial Data

The following table presents selected consolidated financial data, which should be read along with our consolidated financial statements, the notes to those statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010, and the consolidated balance sheet data as of December 31, 2009 and 2010, are derived from our audited consolidated financial statements included elsewhere herein.  The consolidated statements of operations for the years ended December 31, 2006 and 2007, and the consolidated balance sheet data as of December 31, 2006, 2007 and 2008, are derived from our audited consolidated financial statements, as adjusted for discontinued operations, that are not included herein.

	Year Ended December 31,
	2006	2007	2008	2009	2010
Consolidated Statements of Operations:	(in thousands, except per share data)
Net sales (1)	$518,829	$488,999	$437,029	$421,139	$427,343
Cost of sales (2)	275,754	270,059	246,301	236,243	246,637
Restructuring charge related to discontinued automotive collectibles	1,872	—	—	—	—
Recall-related items	—	4,624	(1,114)	(298)	(131)
Gross profit	241,203	214,316	191,842	185,194	180,837
Selling, general and administrative expenses (2)	155,180	161,560	155,903	136,869	134,569
Amortization	1,149	893	889	608	1,597
Impairment of goodwill and other intangible assets	—	—	255,853	2,432	—
Restructuring charge related to discontinued automotive collectibles	12,631	—	—	—	—
Recall-related items	—	18,068	15,782	576	(247)
Terminated acquisition costs	—	—	1,399	—	—
Operating income (loss)	72,243	33,795	(237,984)	44,709	44,918
Interest expense	4,375	2,712	6,584	3,923	2,221
Interest income	(910)	(1,197)	(1,579)	(546)	(891)
Write-off of investment	—	—	2,057	—	—
Other expense (income), net	530	(1,768)	(3,553)	780	(718)
Income (loss) from continuing operations
before income taxes	68,248	34,048	(241,493)	40,552	44,306
Income tax expense (benefit)	24,478	12,472	(35,741)	13,590	14,522
Income (loss) from continuing operations	43,770	21,576	(205,752)	26,962	29,784
(Loss) income from discontinued operations, net of tax	(9,676)	110	—	—	—
Net income (loss)	34,094	21,686	(205,752)	26,962	29,784
Less: net income attributable to non-controlling interest	—	—	—	—	96
Net income (loss) attributable to common stockholders	$34,094	$21,686	$(205,752)	$26,962	$29,688

Basic earnings (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$2.09	$1.05	$(11.82)	$1.42	$1.38
(Loss) income from discontinued operations	(0.46)	0.01	—	—	—
Net income (loss) attributable to common stockholders	$1.63	$1.06	$(11.82)	$1.42	$1.38
Diluted earnings (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$2.04	$1.04	$(11.82)	$1.39	$1.34
(Loss) income from discontinued operations	(0.45)	0.01	—	—	—
Net income (loss) attributable to common stockholders	$1.59	$1.05	$(11.82)	$1.39	$1.34
Weighted average shares outstanding:
Basic	20,884	20,395	17,406	19,014	21,564
Diluted	21,377	20,748	17,406	19,362	22,113

(1)  Net sales for the years ended December 31, 2007, 2008, 2009 and 2010, include $(5.6) million, $0.3 million, $0.4 million and $0.1 million, respectively, in recall-related items.
(2)  Depreciation expense was $14.1 million, $13.9 million, $15.4 million, $11.5 million and $9.6 million for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

General Note:  Results include the operations of Angels Landing, Inc. from May 24, 2007 and Mother’s Intuition Inc. from November 30, 2007. As these acquisitions were accounted for using the purchase method of accounting, periods prior to the date of the acquisitions do not include any results for Angels Landing, Inc. or Mother’s Intuition Inc.  Results for 2010 include the JJ Cole Business from August 4, 2010.  As this acquisition was accounted for using the acquisition method of accounting, periods prior to the date of the acquisition do not include any results for the JJ Cole Business.  Discontinued operations include the results from our collectible trading card business and die-cast sports collectibles product line, which were disposed of in connection with the sale of RC2 South, Inc., effective November 1, 2006.

	As of December 31,
Consolidated Balance Sheet Data: (in thousands)	2006	2007	2008	2009	2010
Working capital	$129,603	$67,128	$125,799	$188,433	$147,677
Total assets	614,640	650,245	336,650	375,785	415,957
Total debt	22,438	95,000	95,120	41,250	41,250
Total equity	$451,926	$397,378	$148,689	$244,733	$286,495

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

Sales.  Our sales are primarily derived from the sale of mother, infant and toddler products and preschool, youth and adult products, and are recognized upon transfer of title and risk of loss of product to our customers.  We market our products through a variety of distribution channels, including chain retailers, specialty retailers, wholesalers and OEM dealers.  For the years ended December 31, 2008, 2009 and 2010, sales to chain retailers comprised 70.3%, 73.5% and 71.9%, respectively, of our net sales.

Our products are marketed and distributed primarily in North America, Europe, Australia, Asia Pacific and South America.  International sales, defined as sales outside of North America, constituted 25.3%, 23.9% and 27.0%, of our net sales for the years ended December 31, 2008, 2009 and 2010, respectively.  We expect international sales to continue to increase in local currencies as we expand our geographic reach.  Net sales in our international segment increased 14.7% for the year ended December 31, 2010, which includes a favorable impact of 3.3% related to changes from currency exchange rates.

We derive a significant portion of our sales from some of the world’s largest retailers.  Our top three customers, Toys “R” Us/Babies “R” Us, Target and Wal-Mart, combined accounted for 40.1%, 43.5% and 38.9% of our net sales in 2008, 2009 and 2010, respectively.  Over the last three years, each of these three customers accounted for between 11.8% and 16.6% of our net sales.  No other customers accounted for more than 10.0% of the Company’s net sales in any of the years ended December 31, 2008, 2009 or 2010.

We provide certain customers the option to take delivery of our products in the United States, United Kingdom, Australia, Canada, Belgium or Germany, with credit terms generally ranging from 30 to 90 days, or directly in China with payment made by irrevocable letter of credit or wire transfer.  We generally grant price discounts on direct sales from China resulting in lower gross margins.  However, shipments direct from China lower our distribution and administrative costs, so we believe that our operating income margin is comparable for products delivered in China versus products shipped in the United States, United Kingdom, Australia, Canada, Belgium or Germany.  For the years ended December 31, 2008, 2009 and 2010, direct sales from China constituted 14.1%, 15.2% and 13.0%, respectively, of our net sales.

We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Returns and allowances on an annual basis have ranged from 7.1% to 8.4% of our net sales over the last three years.

Expenses.  Our products are manufactured by third-parties, principally located in China.  Cost of sales primarily consists of purchases of finished products, which accounted for 80.0%, 82.6% and 78.8% of our cost of sales in 2008, 2009 and 2010, respectively.  The remainder of our cost of sales primarily includes tooling depreciation, freight-in from suppliers, inventory write-downs, testing fees, concept and design expenses, employee compensation related to product sourcing, expense related to stock-based compensation arrangements and certain recall-related items.  Our purchases of finished products from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  Any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase our suppliers’ expenses, and therefore, the cost of our products, which could adversely affect our profitability.  A material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  Additionally, as certain of our foreign subsidiaries purchase inventory, effectively in U.S. dollars, any material increase in the U.S. dollar relative to our foreign subsidiaries’ local currencies would increase our expenses, and therefore, could adversely affect our profitability.

If our suppliers experience increased costs for raw materials, labor or other items, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease.  During 2010, we experienced higher input costs, including ocean transportation costs, along with China labor and currency inflation.  In 2011, we expect input costs to increase from 2010 levels.

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

Selling, general and administrative expenses primarily consist of royalties, employee compensation, advertising and marketing and other general selling-related costs, freight-out and other distribution costs, sales commissions, expense related to stock-based compensation arrangements and certain recall-related items.  Royalties vary by product category and are generally paid on a quarterly basis.  Multiple royalties may be paid to various licensors on a single product.  In 2010, aggregate royalties by product ranged up to 17.0% of our net sales price.  Royalty expense was 7.1% of our net sales for each of the years ended December 31, 2008, 2009 and 2010.  Additionally, during the year ended December 31, 2010, income of $4.0 million was recognized based upon our 50.0% interest in the Chuggington intellectual property.  Sales commissions range up to 12.0% of the net sales price, and are generally paid quarterly to our external sales representative organizations.  Sales subject to commissions represented 30.9%, 32.6% and 31.5% of our net sales for the years ended December 31, 2008, 2009 and 2010, respectively.  Sales commission expense was 1.1% of our net sales for each of the years ended December 31, 2008, 2009 and 2010.

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

Seasonality.  We have experienced, and expect to continue to experience, substantial fluctuations in our quarterly net sales and operating results, which is typical of many companies in our industry.  Our preschool, youth and adult products business is highly seasonal primarily due to the high consumer demand for our toy products during the year-end holiday season.  As a result, 58.8% of our consolidated net sales for the three years ended December 31, 2010, were generated in the second half of the year.  As a result, our working capital, mainly inventory and accounts receivable, is typically highest during the third and fourth quarters and lowest during the first and second quarters.

Results of Operations

	Year Ended December 31,
	2008		2009		2010
(in thousands, except per share data)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$437,029	100.0%	$421,139	100.0%	$427,343	100.0%
Cost of sales	246,301	56.4	236,243	56.1	246,637	57.7
Recall-related items	(1,114)	(0.3)	(298)	(0.1)	(131)	—
Gross profit	191,842	43.9	185,194	44.0	180,837	42.3
Selling, general and administrative expenses	155,903	35.7	136,869	32.5	134,569	31.5
Amortization	889	0.2	608	0.2	1,597	0.4
Impairment of goodwill and other intangible assets	255,853	58.6	2,432	0.6	—	—
Recall-related items	15,782	3.6	576	0.1	(247)	(0.1)
Terminated acquisition costs	1,399	0.3	—	—	—	—
Operating (loss) income	(237,984)	(54.5)	44,709	10.6	44,918	10.5
Interest expense	6,584	1.5	3,923	0.9	2,221	0.5
Interest income	(1,579)	(0.4)	(546)	(0.1)	(891)	(0.2)
Write-off of investment	2,057	0.5	—	—	—	—
Other (income) expense, net	(3,553)	(0.8)	780	0.2	(718)	(0.2)
(Loss) income before income taxes	(241,493)	(55.3)	40,552	9.6	44,306	10.4
Income tax (benefit) expense	(35,741)	(8.2)	13,590	3.2	14,522	3.4
Net (loss) income	(205,752)	(47.1)	26,962	6.4	29,784	7.0
Less: net income attributable to non-controlling interest	—	—	—	—	96	—
Net (loss) income attributable to common stockholders	$(205,752)	(47.1)%	$26,962	6.4%	$29,688	7.0%

(Loss) earnings per share attributable to common stockholders:
Basic	$(11.82)		$1.42		$1.38
Diluted	$(11.82)		$1.39		$1.34

Weighted average shares outstanding:
Basic	17,406		19,014		21,564
Diluted	17,406		19,362		22,113

Calculation of Adjusted EBITDA (1)

	Year Ended December 31,
(in thousands)	2008	2009	2010
(Loss) income before income taxes and non-controlling interest	$(241,493)	$40,552	$44,306
Impairment of goodwill and other intangible assets	255,853	2,432	—
Depreciation and amortization	16,279	12,058	11,148
Compensation expense for equity awards	6,078	6,298	4,997
Sleep-related product costs	—	—	2,045
Acquisition and integration costs	—	—	537
Litigation settlement costs regarding pre-acquisition intellectual property	—	—	1,101
Cash-based severance charges	1,344	—	—
Recall-related items	14,327	—	—
Terminated acquisition costs	1,399	—	—
Write-off of investment	2,057	—	—
(Gain) loss on disposal of fixed assets	(51)	141	21
Interest expense	6,584	3,923	2,221
Adjusted EBITDA	$62,377	$65,404	$66,376

(1)  Adjusted EBITDA is presented as a supplemental measure of our performance and constitutes non-GAAP financial information.  See “Non-GAAP Financial Information” and “Adjusted EBITDA” below.

Operating Highlights

Net sales for the year ended December 31, 2010, increased 1.5%.  Gross margins decreased to 42.3% for 2010, from 44.0% for 2009.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 31.5% in 2010, from 32.5% in 2009.  The Company recorded operating income of $44.9 million in 2010, compared with $44.7 million in 2009.

On August 4, 2010, the Company completed the acquisition of substantially all of the assets of White Pines, LLC (the JJ Cole Business), a privately-held, developer and marketer of mother, infant and toddler stylized travel, storage, comfort and convenience products marketed under the JJ Cole® Collections brand.  The Company funded the acquisition with approximately $41.0 million from its existing cash.  Senior management of the JJ Cole Business has retained an approximate 9% carry-over ownership in the subsidiary of the Company that acquired the assets.  The Company incurred costs of $0.5 million during the year ended December 31, 2010, primarily related to the acquisition and successful integration of the JJ Cole Business’ logistics and back office operations.

On September 29, 2010, the U.S. Consumer Product Safety Commission and the U.S. Food and Drug Administration issued a blanket warning related to all infant sleep positioners.  The Company has had no reported injuries from its line of Airflow® infant sleep positioners, but has stopped production of these products and is cooperating with retailers who request product returns.  Accordingly, the results of operations for year ended December 31, 2010, include amounts relating to estimated retailer product returns, write-down of existing inventory and other related costs totaling $2.0 million.  Annualized 2010 net sales of Airflow infant sleep positioners represent less than 1% of consolidated net sales.

The Company incurred costs of $1.1 million during the year ended December 31, 2010, in connection with a litigation settlement related to certain of its Learning Curve subsidiary’s intellectual property from before the 2003 acquisition.

The Company recorded charges for non-cash impairment of intangible assets of $1.1 million, net of tax, or $0.06 per diluted share, for the year ended December 31, 2009, which related entirely to the North American segment.

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

Adjusted EBITDA for the years ended December 31, 2008, 2009 and 2010, was $62.4 million, $65.4 million and $66.4 million, respectively.

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Net sales.  Net sales increased $6.2 million, or 1.5%, to $427.3 million for 2010, from $421.1 million for 2009.  Net sales were positively impacted by 1.1% due to favorable fluctuations in foreign currency exchange rates.  Net sales in our North America segment decreased 2.7%, and net sales in our international segment increased 14.7%, which was positively impacted by 3.3% due to favorable fluctuations in foreign currency exchange rates.

Net sales in our mother, infant and toddler products category increased 6.6%, due to increases in The First Years® gear product lines, Lamaze® infant development toys, and contributions from the acquisition of JJ Cole Collections.  Net sales in our preschool, youth and adult products category decreased 2.5%, primarily driven by lower sales in our discontinued product lines.  Excluding the impact of the decrease in net sales from discontinued product lines of $41.1 million, net sales in the preschool, youth and adult products category were up 19.2% due to increases from our new Chuggington and Dinosaur Train product lines, as well as positive results from our Ertl® and Thomas & Friends Wooden Railway product lines.  Information in this paragraph regarding net sales excluding the impact of the decrease in net sales from discontinued product lines constitutes non-GAAP information.  See discussion of “Non-GAAP Financial Information” below.  A reconciliation to the nearest GAAP financial measure follows:

	Net Sales
(in millions)	2010	2009	Difference	% Change
Preschool, youth and adult products actual	$231.9	$237.8	$(5.9)	(2.5)%
Deduct: discontinued product lines	12.9	54.0	(41.1)	(76.1)
As adjusted	$219.0	$183.8	$35.2	19.2%

Gross profit.  Gross profit decreased $4.4 million, or 2.4%, to $180.8 million for 2010, from $185.2 million for 2009.  The gross profit margin, as a percentage of net sales, decreased to 42.3% for 2010, from 44.0% for 2009. Infant sleep positioners retailer product returns and inventory charges decreased 2010 gross margin by 0.4 percentage points.  The remaining gross margin decrease was primarily due to higher product costs and unfavorable sales mix, as well as increased retail promotional allowances and higher transportation costs.  There were no major changes in the components of cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.3 million, or 1.7%, to $134.6 million for 2010, from $136.9 million for 2009, primarily due to lower royalty and other variable costs partially offset by increased distribution, marketing and legal expenses.  Because of our 50.0% interest in the Chuggington intellectual property rights, income of $4.0 million was recognized in 2010.  As a percentage of net sales, selling, general and administrative expenses decreased to 31.5% for 2010, from 32.5% for 2009.

Operating income.  The Company reported operating income of $44.9 million, or 10.5% of net sales, for 2010, as compared to 44.7 million, or 10.6% of net sales, for 2009.  Operating income for the year ended December 31, 2010, includes $2.0 million of retailer product returns, inventory charges and costs related to infant sleep positioners, as well as $1.6 million of acquisition and integration costs related to the JJ Cole Business and costs related to a litigation settlement regarding certain pre-acquisition Learning Curve intellectual property.  Operating income for the year ended December 31, 2009, includes a $2.4 million impairment charge on intangible assets.

Interest expense.  Interest expense of $2.2 million for 2010 and $3.9 million for 2009 relates primarily to the bank term loan and line of credit.  The decrease in interest expense for 2010 was primarily due to lower average outstanding debt.

Income tax.  Income tax expense for the years ended December 31, 2010 and 2009, includes federal, state and foreign income taxes at an effective rate of 32.8% and 33.5%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  The decrease in the effective tax rate is primarily due to a more favorable mix of discrete items.

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

Net sales in our mother, infant and toddler products category increased 2.7%, primarily driven by higher sales in our infant and toddler feeding product lines somewhat offset by lower sales in our infant and toddler play product lines.  Net sales in our preschool, youth and adult products category decreased 8.0%, primarily driven by lower sales in our collectibles product lines somewhat offset by higher sales in our Thomas & Friends Wooden Railway product line and the launch of certain new product lines in 2009.

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

Income tax.  Income tax (benefit) expense for the years ended December 31, 2008 and 2009, includes a benefit for federal, state and foreign income taxes at an effective rate of 14.8% and a provision of 33.5%, respectively, including discrete items.  Discrete items include significant, infrequent, unusual or non-recurring items.  The effective rate for 2008 was impacted by the goodwill impairment, the majority of which was non-tax deductible.  Additionally, the variation in the effective tax rate was impacted by differences in discrete items and the mix of taxable income across various tax jurisdictions.

Non-GAAP Financial Information

This section includes non-GAAP financial information consisting of Adjusted EBITDA (as described in more detail in the next section) and net sales in our preschool, youth and adult products category excluding discontinued product lines.  Internally, we use this non-GAAP financial information for the following purposes: financial and operational decision making, evaluating period-to-period results and making comparisons of our results with those of our competitors.  Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.

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

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.  Our operating activities generated cash of $17.5 million, $62.8 million and $15.0 million in 2008, 2009 and 2010, respectively.

Working capital decreased $40.7 million to $147.7 million at December 31, 2010, from $188.4 million at December 31, 2009.  This decrease in working capital resulted from the classification of our entire debt balance as short-term at December 31, 2010, as well as lower cash and cash equivalents partially offset by an increase in inventory.  Cash and cash equivalents decreased $29.2 million to $58.8 million at December 31, 2010, from $88.0 million at December 31, 2009, primarily due to the funding of the acquisition of the JJ Cole Business.  Our inventory levels increased $24.9 million to $90.8 million at December 31, 2010, from $65.9 million at December 31, 2009, primarily as a result of supporting our growing international business and new preschool and mother, infant and toddler product lines, purchasing products ahead of anticipated 2011 cost increases, timing of Chinese New Year and lower-than-expected December 2010 sales.

Net cash used in investing activities was $9.5 million in 2008, $12.9 million in 2009 and $51.8 million in 2010.  The increase in 2010 was primarily attributable to the acquisition of the JJ Cole Business.  Capital expenditures, primarily for molds and tooling, in 2009 and 2010 were $8.6 million and $11.0 million, respectively, and we expect capital expenditures for 2011, primarily for molds and tooling, to be in the range of $10.0 million to $11.0 million.

Net cash used in financing activities was $26.0 million in 2008.  Net cash provided by financing activities was $3.4 million and $5.8 million in 2009 and 2010, respectively.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  Therefore, there were no payments on outstanding debt in 2010.  Payments of outstanding debt under our credit facility were $56.9 million for the year ended December 31, 2009, of which $33.8 million related to payments on the term loan and $23.1 million related to payments on the line of credit.  Borrowings under our credit facility were $3.0 million on our line of credit during the year ended December 31, 2009.  During the year ended December 31, 2009, the Company received net proceeds of $57.1 million from the completion of a public offering of 4.0 million shares of common stock.

On November 3, 2008, the Company entered into a credit facility to replace its previous credit facility.  The credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At December 31, 2010, the applicable margins in effect were 2.25% for LIBOR borrowings and 1.25% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At December 31, 2010, the commitment fee in effect was 0.45% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  During the fourth quarter of 2010, the credit facility was amended to remove the clean down provision which limited borrowings for a 60 day period.  The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On December 31, 2010, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  Additionally, at December 31, 2010, the Company had $70.0 million available on its revolving line of credit and was in compliance with all covenants.

In conjunction with this credit facility, the Company incurred approximately $2.4 million in financing fees which are being charged to interest expense using the effective interest rate method in the accompanying consolidated statements of operations through the term of the credit agreement, which is currently November 1, 2011.  The net balance of $1.2 million and $0.5 million is included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2009 and 2010, respectively.

The Company’s Hong Kong subsidiary maintains credit facilities with two banks providing for documentary and standby letters of credit of up to $5.0 million and overdraft protection of up to $0.2 million.  Amounts borrowed are due on demand, but are generally available for 90 days, bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross guaranteed by the Company.  As of December 31, 2009 and 2010, there were no amounts outstanding under these credit facilities.

The following table summarizes our significant contractual commitments at December 31, 2010:

	Payment Due by Period
(in thousands)					2016 and
Contractual Obligations (2)	Total	2011	2012-2013	2014-2015	beyond
Credit facility	$41,250	$41,250	$—	$—	$—
Estimated future interest payments on credit facility (1)	1,130	1,130	—	—	—
Minimum guaranteed royalty payments	23,085	4,255	18,670	160	—
Operating leases	28,896	4,531	7,559	6,194	10,612
Unconditional purchase obligations	3,148	2,169	934	45	—
Total contractual cash obligations	$97,509	$53,335	$27,163	$6,399	$10,612

(1)  Estimated future interest payments on our credit facility were based upon the interest rates in effect at December 31, 2010, and the balance outstanding on the term loan and the unused portion of the line of credit at December 31, 2010.
(2)  The table does not reflect unrecognized tax benefits of $1.8 million, the timing of which is uncertain.

In August 2009, the Company completed a public offering of 4.0 million shares of common stock, of which 3.0 million were issued out of treasury, at a price of $15.00 per share.  The Company received net proceeds of $57.1 million.

The Company’s existing credit facility matures November 1, 2011, and the Company currently anticipates that it will refinance its credit facility during 2011 to fund future working capital needs.  There can be no assurance that financing will be available on terms acceptable to the Company, if at all.  Excluding the classification of debt, we anticipate our working capital levels in 2011 will be relatively consistent with 2010. We believe that our cash flows from operations, cash on hand and available borrowings will be sufficient to meet our working capital and capital expenditures requirements and provide us with adequate liquidity to meet anticipated operating needs in 2011.  Any significant future acquisitions, including up-front licensing payments for new products, may require additional debt or equity financing.  Due to seasonal increases in demand for our toy products, our working capital and related liabilities are typically highest during the third and fourth quarters.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the years ended December 31, 2008, 2009 and 2010.

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

Allowance for doubtful accounts. The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible.  The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value.  The Company’s allowance is based on management’s assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes.  The Company maintains credit insurance for certain of its domestic customers, and the amount of this insurance covers a limited portion of the total amount of its accounts receivable.  The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Inventory.  Inventory, which consists primarily of finished goods, has been written down for excess quantities and obsolescence, and is stated at the lower of cost or market.  Cost reasonably approximates the first-in, first-out method and includes all costs necessary to bring inventory to its existing condition and location.  Market represents the lower of replacement cost or estimated net realizable value.  Inventory write-downs are recorded for damaged, obsolete, excess, non-conforming and slow-moving inventory.  The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand, sales projections and order bookings.  Changes in public and consumer preferences, changes in regulatory requirements and demand for product or changes in customer buying patterns and inventory management, as well as discontinuance of products or product lines, could impact the inventory valuation.

Impairment of long-lived assets, goodwill and other intangible assets.  Long-lived assets have been reviewed for impairment based on the requirements under the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification.  This Topic requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred.  Goodwill and other intangible assets have been reviewed for impairment based on the requirements under the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification.  Under this Topic, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment.  In the fourth quarter of 2008, the Company recorded an impairment charge, writing-off its entire balance of goodwill at that time.  In the fourth quarters of 2008 and 2009, the Company recorded other intangible asset impairment charges in the North America segment of $11.9 million and $2.4 million, respectively.  No impairment charges were recognized based on the Company’s annual test for impairment on its other indefinite lived intangibles in 2010.  At December 31, 2010, the Company had other intangible assets of $104.7 million, or 25.2% of its total assets, and goodwill of $17.4 million, or 4.2% of its total assets.  The next scheduled annual test for impairment on the Company’s goodwill and other indefinite lived intangibles will be as of October 1, 2011, and will be completed in the fourth quarter of 2011.  The Company’s management reviews for indicators that might suggest an impairment loss could exist.  An interim test for impairment is performed if a triggering event occurs suggesting possible impairment.  Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets.  Various uncertainties, including changes in consumer preferences, ability to maintain related licenses, deterioration in the political environment, adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets.  Intangible assets that have finite useful lives are amortized over their useful lives.

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

Product recalls.  The Company establishes a reserve for a product recall on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs, fines and penalties, and shipping costs are considered when establishing a product recall reserve.  In 2008, the Company also considered additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and plaintiffs’ legal fees related to settlement of litigation related to the 2007 recalls.  The Company’s legal costs to defend recall-related matters are expensed as incurred.  When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

Accrued allowances.  The Company ordinarily accepts returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Other allowances can also be issued primarily for defective merchandise, volume programs and co-op advertising.  All allowances are accrued throughout the year, as sales are recorded.  The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates.  For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved.  The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the estimated target for the participating customer requires adjustment, the Company will change the estimate for that customer as required.

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

Stock-based compensation.  The fair value of stock options and stock-settled stock appreciation rights (SSARs) granted under the stock incentive plan is estimated on the date of grant based on the Black-Scholes option-pricing model.  The fair value of cash-settled stock appreciation rights (CSARs) is estimated on the last day of the reported period based on the Black-Scholes option-pricing model.  The Company calculates the expected volatility factor using Company-specific volatility as the Company believes that its actual volatility is a good indicator of expected future results.  The Company uses historical data to estimate stock option exercise and employee departure behavior in the Black-Scholes option-pricing model.  The expected term of stock options, SSARs and CSARs granted represents the period of time that stock options, SSARs and CSARs granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option, SSAR or CSAR is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Recently Issued Accounting Codification

The Company did not implement any new recently issued accounting codifications during the year ended December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is limited to interest rate risk associated with the Company’s credit facility and foreign currency exchange rate risk associated with the Company’s foreign operations.

Based on the Company’s interest rate exposure on variable rate borrowings at December 31, 2010, a one percentage point increase in average interest rates on the Company’s borrowings would increase future interest expense by less than $0.1 million per month and a five percentage point increase would increase future interest expense by approximately $0.2 million per month.  The Company determined these amounts based on $41.3 million of variable rate borrowings at December 31, 2010, multiplied by 1.0% and 5.0%, respectively, and divided by twelve.  The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk.  As a result, any increase in interest rates on the Company’s variable rate borrowings would increase interest expense and reduce net income.

The Company’s net sales are primarily denominated in U.S. dollars, with 23.8% of net sales for the year ended December 31, 2010, denominated in British pounds sterling, Australian dollars, Euros or Canadian dollars.  The Company’s purchases of finished goods from Chinese manufacturers are primarily denominated in Hong Kong dollars.  Expenses for these manufacturers are primarily denominated in Chinese renminbi.  Any material increase in the value of the Chinese renminbi relative to the U.S. dollar would increase our suppliers’ expenses, and therefore, the cost of our products, which could adversely affect the Company’s profitability.  The Hong Kong dollar is currently pegged to the U.S. dollar.  If the Hong Kong dollar ceased to be pegged to the U.S. dollar, a material increase in the value of the Hong Kong dollar relative to the U.S. dollar would increase our expenses, and therefore, could adversely affect our profitability.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the Hong Kong dollar for the year ended December 31, 2010, would have changed the total dollar amount of our gross profit by 11.9%.  The Company is also subject to exchange rate risk relating to transfers of funds or other transactions denominated in British pounds sterling, Australian dollars, Canadian dollars or Euros from its foreign subsidiaries to the United States, such as for purchases of inventory by certain of our foreign subsidiaries, effectively in U.S. dollars.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the British pound sterling, the Australian dollar and the Canadian dollar for the year ended December 31, 2010, would have changed the total dollar amount of our gross profit by 1.7%, 0.8% and 0.9%, respectively.  A 10.0% change in the exchange rate of the U.S. dollar with respect to the translation of financial reporting denominated in the British pound sterling, the Australian dollar or the Euro for the year ended December 31, 2010, individually would not have had a significant impact on the Company’s net income.  The Company is not currently using and has not historically used hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

Financial Statements

Our consolidated financial statements and notes thereto are filed under this item beginning on page F1 of this report.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations for 2009 and 2010.  We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and this unaudited information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our results of operations for the quarters presented.  You should read this quarterly financial data along with the Condensed Consolidated Financial Statements and the related notes to those statements included in our Quarterly Reports on Form 10-Q filed with the Commission.  The operating results for any quarter are not necessarily indicative of the results for the annual period or any future period.

	Fiscal Year 2009
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$86,268	$87,039	$126,507	$121,325
Cost of sales (1)	51,589	50,313	67,785	66,258
Gross profit	34,679	36,726	58,722	55,067
Selling, general and administrative expenses (1)	29,703	30,134	36,757	40,851
Amortization	196	165	153	94
Impairment of intangible assets	—	—	—	2,432
Operating income	4,780	6,427	21,812	11,690
Interest expense	1,177	972	819	955
Interest income	(85)	(106)	(153)	(202)
Other expense (income), net	723	202	(311)	166
Income before income taxes	2,965	5,359	21,457	10,771
Income tax expense	1,177	2,030	7,864	2,519
Net income	$1,788	$3,329	$13,593	$8,252
Earnings per common share:
Basic	$0.10	$0.19	$0.68	$0.39
Diluted	$0.10	$0.19	$0.66	$0.38
Weighted average shares outstanding:
Basic	17,248	17,290	20,078	21,383
Diluted	17,306	17,633	20,602	21,886

(1)  Depreciation expense was $2.9 million, $2.9 million, $2.9 million and $2.8 million for Q1, Q2, Q3 and Q4 2009, respectively.

	Fiscal Year 2010
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Net sales	$88,083	$86,121	$128,974	$124,165
Cost of sales (1)	49,301	49,511	75,577	72,117
Gross profit	38,782	36,610	53,397	52,048
Selling, general and administrative expenses (1)	32,607	30,341	34,747	36,627
Amortization	219	309	435	634
Operating income	5,956	5,960	18,215	14,787
Interest expense	550	548	559	564
Interest income	(183)	(289)	(193)	(226)
Other expense (income), net	31	357	(867)	(239)
Income before income taxes	5,558	5,344	18,716	14,688
Income tax expense	2,181	1,516	6,259	4,566
Net income	3,377	3,828	12,457	10,122
Less: net income attributable to non-controlling interest	—	—	44	52
Net income attributable to common stockholders	$3,377	$3,828	$12,413	$10,070
Earnings per share attributable to common stockholders:
Basic	$0.16	$0.18	$0.57	$0.47
Diluted	$0.15	$0.17	$0.56	$0.45
Weighted average shares outstanding:
Basic	21,405	21,561	21,636	21,651
Diluted	21,933	22,088	22,118	22,244

(1)  Depreciation expense was $2.5 million, $2.2 million, $2.4 million and $2.4 million for Q1, Q2, Q3 and Q4 2010, respectively.

General Note: Results for 2010 include the results of the JJ Cole Business from August 4, 2010.  As this acquisition was accounted for using the acquisition method of accounting, periods prior to the acquisition effective date do not include any results for the JJ Cole Business.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of December 31, 2010, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page F3 hereof.

Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters-Audit Committee Financial Experts” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2011.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussions under “Corporate Governance Matters-Code of Business Ethics” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2011.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Michael J. Merriman, Jr. (Chairman), John J. Vosicky and Joan K. Chow.

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2011.

The information incorporated by reference from the “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under “Security Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2011.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2010, for RC2’s equity compensation plans, including the RC2 Corporation 2005 Stock Incentive Plan, the Racing Champions Ertl Corporation Stock Incentive Plan and the RC2 Corporation Employee Stock Purchase Plan (ESPP).  All of these plans have been approved by RC2’s stockholders.  The Racing Champions Ertl Corporation Stock Incentive Plan is dormant, and no future issuances are allowed under this plan.
	Number of	Weighted
	Common Shares to Be	Average	Number of
	Issued Upon Exercise	Exercise Price of	Common Shares
	Of Outstanding	Outstanding	Available for Future
	Options and	Options/	Issuance Under Equity
Plan Category	SSARs	SSARs	Compensation Plans (1)
Equity compensation plans approved by stockholders	2,629,423	$16.01	1,157,845
Equity compensation plans not approved by stockholders	—	—	—
Total	2,629,423	$16.01	1,157,845

(1) Number of common shares available for future issuance under equity compensation plans consists of 740,999 shares related to the 2005 Stock Incentive Plan and 416,846 shares related to the ESPP.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the discussions under “Transactions with Related Persons” in the Company’s Proxy Statement for 2011 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2011.  Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2011.

Item 14.  Principal Accountant Fees and Services

Information regarding the fees and services of the independent registered public accounting firm is incorporated herein by reference to the discussion under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2011.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report:

1.	Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2009 and 2010

Consolidated Statements of Equity for the Years Ended December 31, 2008, 2009 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2009 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule for the Years Ended December 31, 2008, 2009 and 2010:

Schedule
Number	Description	Page
II	Valuation and Qualifying Accounts	36

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.2	First Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.3	Certificate of Ownership and Merger changing the Company’s name to Racing Champions Ertl Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.4	Certificate of Ownership and Merger changing the Company’s name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635)).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-22635)).

10.1*	Employment Agreement, dated April 1, 2008, between the Company and Curtis W. Stoelting (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.2*	Employment Agreement, dated April 1, 2008, between the Company and Peter J. Henseler (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.3*	Employment Agreement, dated November 5, 2008, between the Company and Peter A. Nicholson (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 5, 2008 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on November 10, 2008).

10.4*	Employment Agreement, dated April 1, 2008, between the Company and Helena Lo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.5*	Employment Agreement, dated April 1, 2008, between the Company and Gregory J. Kilrea (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.6*	RC2 Corporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2010).

10.7*	Form of Non Statutory Stock Option Grant Agreement for the RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.8*	Form of Stock-Settled Stock Appreciation Right Grant Agreement for RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.9*	Form of Cash-Settled Stock Appreciation Right Grant Agreement for RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.10*	Form of Restricted Stock Grant Agreement for RC2 Corporation 2005 Stock Incentive Plan (incorporated by Reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.11*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2010).

10.12*	RC2 Corporation 2008 Incentive Bonus Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 12, 2008).

10.13*	Outside Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.14*	Amendment to Outside Director Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-22635)).

10.15*	Racing Champions Ertl Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.16*	RC2 Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 4, 2007 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2007).

10.17	Credit Agreement, dated as of November 3, 2008, among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, BMO Capital Markets as sole lead arranger and sole book runner, and other lenders named therein (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.18	First Amendment to Credit Agreement, dated as of February 12, 2009, among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, and other lenders named therein (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.19*	Second Amendment to Credit Agreement, dated as of November 10, 2010, among the Company, certain of its Subsidiaries, Bank of Montreal, as administrative agent, and other lenders named therein.

10.20*	Technical Amendment to Employment Agreement for 409A Compliance, dated December 28, 2010, between the Company and Curtis W. Stoelting.

10.21*	Technical Amendment to Employment Agreement for 409A Compliance, dated December 28, 2010, between the Company and Peter J. Henseler.

10.22*	Technical Amendment to Employment Agreement for 409A Compliance, dated December 28, 2010, between the Company and Peter A. Nicholson.

10.23*	Technical Amendment to Employment Agreement for 409A Compliance, dated December 28, 2010, between the Company and Gregory J. Kilrea.

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included as part of the signature page thereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

_____________________________________________

*	Management contract or compensatory plan or arrangement.
**	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or
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

Date:  March 2, 2011
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

/s/ Robert E. Dods	Chairman of the Board and Director	March 2, 2011
Robert E. Dods

/s/ Curtis W. Stoelting	Chief Executive Officer and	March 2, 2011
Curtis W. Stoelting	Director (Principal Executive Officer)

/s/ Peter A. Nicholson	Chief Financial Officer and Secretary	March 2, 2011
Peter A. Nicholson	(Principal Financial and Accounting Officer)

/s/ Peter J. Henseler	Director	March 2, 2011
Peter J. Henseler

/s/ Linda A. Huett	Director	March 2, 2011
Linda A. Huett

/s/ Paul E. Purcell	Director	March 2, 2011
Paul E. Purcell

/s/ John S. Bakalar	Director	March 2, 2011
John S. Bakalar

/s/ John J. Vosicky	Director	March 2, 2011
John J. Vosicky

/s/ Joan K. Chow	Director	March 2, 2011
Joan K. Chow

/s/ Thomas M. Collinger	Director	March 2, 2011
Thomas M. Collinger

/s/ Michael J. Merriman, Jr.	Director	March 2, 2011
Michael J. Merriman, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

Under date of March 2, 2011, we reported on the consolidated balance sheets of RC2 Corporation and subsidiaries (the Company) as of December 31, 2009 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts. The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 2, 2011

Schedule II

Description
Valuation and Qualifying Accounts
(in thousands)
			(Credited)
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Year	Expenses	Accounts	Deductions	End of Year
Allowance for doubtful accounts:
Year ended December 31, 2008	$1,808	$1,424	$(221)	$(1,218)	$1,793
Year ended December 31, 2009	1,793	558	48	(1,052)	1,347
Year ended December 31, 2010	$1,347	$41	$(4)	$(421)	$963

RC2 CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2009 and 2010	F4

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2009 and 2010	F5

Consolidated Statements of Equity for the Years Ended December 31, 2008, 2009 and 2010	F6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2009 and 2010	F7

Notes to Consolidated Financial Statements	F8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited the accompanying consolidated balance sheets of RC2 Corporation and subsidiaries (the Company) as of December 31, 2009 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RC2 Corporation and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RC2 Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RC2 Corporation:

We have audited RC2 Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  RC2 Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RC2 Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RC2 Corporation and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 2, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 2, 2011

RC2 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2009	2010

Assets
Current assets:
Cash and cash equivalents	$88,049	$58,768
Accounts receivable, net of allowances for doubtful accounts of $1,347 and $963	88,905	94,342
Inventory	65,888	90,833
Deferred and prepaid taxes, net	6,223	4,677
Prepaid expenses	6,600	6,204
Other current assets	5,348	1,858
Total current assets	261,013	256,682
Property and equipment, net	28,073	29,753
Goodwill	—	17,410
Intangible assets, net	80,309	104,748
Other non-current assets	6,390	7,364
Total assets	$375,785	$415,957

Liabilities and equity
Current liabilities:
Accounts payable	$23,266	$27,314
Income taxes payable, net	—	384
Accrued expenses	46,685	37,560
Current maturities of bank term loan	—	41,250
Other current liabilities	2,629	2,497
Total current liabilities	72,580	109,005
Bank term loan	41,250	—
Deferred income taxes	7,741	9,670
Other non-current liabilities	9,481	10,787
Total liabilities	131,052	129,462
Commitments and contingencies
Equity:
Common stock, voting, $0.01 par value, 28,000 shares authorized,
24,277 shares issued and 21,384 shares outstanding at December 31, 2009,
and 24,537 shares issued and 21,657 shares outstanding at December 31, 2010	232	235
Additional paid-in capital	264,738	270,947
Accumulated other comprehensive loss	(6,368)	(4,182)
Retained earnings	64,194	93,882
	322,796	360,882
Treasury stock, at cost, 2,893 shares at December 31, 2009 and 2,880 shares at December 31, 2010	(78,063)	(77,848)
Total stockholders’ equity	244,733	283,034
Non-controlling interest	—	3,461
Total equity	244,733	286,495
Total liabilities and equity	$375,785	$415,957

The accompanying notes are an integral part of these consolidated financial statements.

RC2 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2008	2009	2010
Net sales	$437,029	$421,139	$427,343
Cost of sales, related parties	4,761	—	—
Cost of sales other	241,540	236,243	246,637
Recall-related items	(1,114)	(298)	(131)
Gross profit	191,842	185,194	180,837
Selling, general and administrative expenses	155,903	136,869	134,569
Amortization	889	608	1,597
Impairment of goodwill and other intangible assets	255,853	2,432	—
Recall-related items	15,782	576	(247)
Terminated acquisition costs	1,399	—	—
Operating (loss) income	(237,984)	44,709	44,918
Interest expense	6,584	3,923	2,221
Interest income	(1,579)	(546)	(891)
Write-off of investment	2,057	—	—
Other (income) expense, net	(3,553)	780	(718)
(Loss) income before income taxes	(241,493)	40,552	44,306
Income tax (benefit) expense	(35,741)	13,590	14,522
Net (loss) income	(205,752)	26,962	29,784
Less: net income attributable to non-controlling interest	—	—	96
Net (loss) income attributable to common stockholders	$(205,752)	$26,962	$29,688

(Loss) earnings per share attributable to common stockholders:
Basic	$(11.82)	$1.42	$1.38
Diluted	$(11.82)	$1.39	$1.34

Weighted average shares outstanding:
Basic	17,406	19,014	21,564
Diluted	17,406	19,362	22,113

The accompanying notes are an integral part of these consolidated financial statements.

RC2 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income	Additional Paid-in	Retained	Non-Controlling	Total
(in thousands)	Shares	Amount	Shares	Amount	(Loss)	Capital	Earnings	Interest	Equity
Balance, December 31, 2007	18,320	$231	4,752	$(96,501)	$12,918	$239,021	$241,709	$—	$397,378
Net loss	—	—	—	—	—	—	(205,752)	—	(205,752)
Stock issued upon option exercise	82	1	—	—	—	955	—	—	956
Tax benefit of stock option exercise	—	—	—	—	—	193	—	—	193
Stock issued under ESPP	9	—	(9)	51	—	125	—	—	176
Deferred compensation from restricted stock awards	32	—	—	—	—	589	—	—	589
Tax expense of restricted stock issuance	—	—	—	—	—	(88)	—	—	(88)
Stock-based compensation expense	—	—	—	—	—	5,489	—	—	5,489
Treasury stock acquisition	(1,198)	—	1,198	(24,660)	—	—	—	—	(24,660)
Previous years’ foreign currency translation net loss recorded as income tax expense	—	—	—	—	(1,275)	—	1,275	—	—
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	—	—	—	—	(23,084)	—	—	—	(23,084)
Pension liability adjustment, net of tax	—	—	—	—	(2,508)	—	—	—	(2,508)
Balance, December 31, 2008	17,245	$232	5,941	$(121,110)	$(13,949)	$246,284	$37,232	$—	$148,689
Net income	—	—	—	—	—	—	26,962	—	26,962
Public stock offering	4,025	—	(3,025)	42,900	—	14,185	—	—	57,085
Stock option repurchase and cancellation	—	—	—	—	—	(182)	—	—	(182)
Stock issued upon option exercise	37	—	—	—	—	185	—	—	185
Tax benefit of stock option exercise	—	—	—	—	—	110	—	—	110
Unrealized tax asset from unexercised options	—	—	—	—	—	(2,026)	—	—	(2,026)
Stock issued under ESPP	23	—	(23)	147	—	3	—	—	150
Deferred compensation from restricted stock awards	54	—	—	—	—	697	—	—	697
Tax expense of restricted stock issuance	—	—	—	—	—	(119)	—	—	(119)
Stock-based compensation expense	—	—	—	—	—	5,601	—	—	5,601
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	—	7,946	—	—	—	7,946
Pension liability adjustment, net of tax	—	—	—	—	(365)	—	—	—	(365)
Balance, December 31, 2009	21,384	$232	2,893	$(78,063)	$(6,368)	$264,738	$64,194	$—	$244,733
Net income	—	—	—	—	—	—	29,688	96	29,784
Sale of subsidiary shares to non-controlling interest	—	—	—	—	—	—	—	3,365	3,365
Stock issued upon option exercise	227	3	—	—	—	916	—	—	919
Tax benefit of stock option exercise	—	—	—	—	—	1,006	—	—	1,006
Unrealized tax asset from unexercised options	—	—	—	—	—	(72)	—	—	(72)
Stock issued under ESPP	13	—	(13)	215	—	(32)	—	—	183
Deferred compensation from restricted stock awards	33	—	—	—	—	768	—	—	768
Tax expense of restricted stock issuance	—	—	—	—	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	—	3,598	—	—	3,598
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	—	2,533	—	—	—	2,533
Pension liability adjustment, net of tax	—	—	—	—	(347)	—	—	—	(347)
Balance, December 31, 2010	21,657	$235	2,880	$(77,848)	$(4,182)	$270,947	$93,882	$3,461	$286,495

The accompanying notes are an integral part of these consolidated financial statements.

RC2 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2009	2010
Operating activities
Net (loss) income	$(205,752)	$26,962	$29,784
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,279	12,058	11,148
Impairment of goodwill and other intangible assets	255,853	2,432	—
Write-off of investment	2,057	—	—
Provision for uncollectible accounts	1,424	558	41
Amortization and write-off of deferred financing costs	944	1,177	645
Stock-based compensation and deferred compensation from restricted stock awards	6,078	6,298	4,997
Excess tax benefit on stock option exercises	(182)	(63)	(828)
Deferred income taxes	(41,809)	4,831	3,447
Other	(51)	141	21
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts and other receivables	13,182	3,483	(5,619)
Inventory	(4,960)	11,712	(22,028)
Prepaid expenses and other assets	(3,110)	(1,379)	(2,120)
Accounts payable and accrued expenses	(20,926)	(3,391)	(5,394)
Other liabilities	(1,490)	(2,046)	948
Net cash provided by operating activities	17,537	62,773	15,042
Investing activities
Purchase of property and equipment	(9,422)	(8,559)	(10,966)
Proceeds from disposition of property and equipment	72	34	31
Purchase price of acquisitions, net of cash acquired	13	270	(44,631)
(Increase) decrease in other assets	(141)	(4,661)	3,812
Net cash used in investing activities	(9,478)	(12,916)	(51,754)
Financing activities
Net cash proceeds from public stock offering	—	57,085	—
Sale of subsidiary shares to non-controlling interest	—	—	3,959
Stock option repurchase and cancellation	—	(106)	(76)
Issuance of stock upon option exercises	956	185	919
Excess tax benefit on stock option exercises	182	63	828
Issuance of stock under ESPP	176	150	183
Purchase of treasury stock	(24,660)	—	—
Borrowings on bank term loan	75,000	—	—
Payments on bank term loan	—	(33,750)	—
Net payments on line of credit	(74,880)	(20,120)	—
Financing fees paid	(2,792)	(157)	—
Net cash (used in) provided by financing activities	(26,018)	3,350	5,813
Effect of exchange rate changes on cash	(7,755)	2,747	1,618
Net (decrease) increase in cash and cash equivalents	(25,714)	55,954	(29,281)
Cash and cash equivalents, beginning of year	57,809	32,095	88,049
Cash and cash equivalents, end of year	$32,095	$88,049	$58,768
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$5,393	$2,842	$1,289
Cash paid for income taxes during the period	7,621	10,572	10,110
Cash refunds received for income taxes	$4,851	$3,002	$1,126

The accompanying notes are an integral part of these consolidated financial statements.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Founded in 1989, RC2 Corporation and Subsidiaries, (collectively, the Company or RC2), is a leading designer, producer and marketer of a broad range of innovative, high-quality products for mothers, infants and toddlers, as well as toys and collectible products sold to preschoolers, youths and adults.  RC2’s mother, infant, toddler and preschool products are primarily marketed under its Learning Curve® family of brands, which includes The First Years®, Lamaze® and JJ Cole® Collections brands, as well as popular and classic licensed properties such as Thomas & Friends, Bob the Builder, Special Agent Oso, Chuggington, Dinosaur Train, John Deere, Disney’s Winnie the Pooh, Princesses, Cars, Fairies and Toy Story, Ziploc and other well-known properties.  RC2 markets its youth and adult products primarily under the Johnny Lightning® and Ertl® brands.  RC2 reaches its target consumers through multiple channels of distribution throughout North America, Europe, Australia, Asia Pacific and South America.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of RC2 Corporation and its subsidiaries.  All intercompany transactions and balances have been eliminated.

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

Derivative Instruments

The Company had no derivative instruments during the years ended December 31, 2008, 2009 and 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  Such investments are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible.  The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value and is disclosed on the face of the accompanying consolidated balance sheets.  The Company’s allowance is based on management’s assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes.  The Company maintains credit insurance for certain of its domestic customers, and the amount of this insurance covers a limited portion of the total amount of its accounts receivable.  The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventory

Inventory is recognized at the time title is transferred to the Company.  Principally, title is transferred to the Company FOB shipping point.  Inventory, which consists primarily of finished goods, has been written down for excess quantities and obsolescence, and is stated at lower of cost or market.  Cost reasonably approximates the first-in, first-out method, and includes all costs necessary to bring inventory to its existing condition and location.  Market represents the lower of replacement cost or estimated net realizable value.  Inventory write-downs are recorded for damaged, obsolete, excess, non-conforming and slow-moving inventory.  The Company’s management uses estimates to record these write-downs based on its review of inventory by product category, length of time on hand, sales projections and order bookings.  Changes in public and consumer preferences, changes in regulatory requirements and demand for product or changes in customer buying patterns and inventory management, as well as discontinuance of products or product lines, could impact the inventory valuation.

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

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Non-Current Assets

Other non-current assets at December 31, 2009 and 2010, consist primarily of deferred financing fees and deposits on leased property, as well as the Company’s investment in the development of a media property under a collaborative arrangement. The deferred financing fees are being amortized over the related borrowing period.  Amortization and write-offs of deferred financing fees for the years ended December 31, 2008, 2009 and 2010, were $0.9 million, $1.2 million and $0.6 million, respectively, and are included in interest expense on the accompanying consolidated statements of operations.  The collaborative arrangement, in which the Company participates, is designed for the development and exploitation of an animated television series through which the Company has a 50.0% interest in the related intellectual property rights, and bears an obligation to fund a portion of the development and production costs.  In 2010, the Company reported $4.0 million in income related to its interest in the Chuggington intellectual property, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations for the year ended December 31, 2010.  Net capitalized costs related to the development and production of the television series were $3.4 million and $5.2 million at December 31, 2009 and 2010, respectively.  These costs are being amortized over future periods based on the proportion of the Company’s share of both the current net distributable proceeds to the estimated remaining future net distributable proceeds generated by the property.  In accordance with the requirements of the applicable accounting standard, the Company’s estimate of net distributable proceeds cannot exceed a ten year period at each measurement date.  Amortization related to these costs was $0.4 million for the year ended December 31, 2010, and is included in amortization expense in the accompanying consolidated statements of operations.  Amortization expense is expected to be approximately $0.8 million in 2011, with approximately 40% and 80% of the unamortized costs to be amortized in the next three years and five years, respectively.

Accrued Expenses

Accrued expenses consists primarily of accrued allowances of $15.6 million and $14.9 million, accrued royalties of $10.3 million and $9.3 million, and payroll-related accruals of $9.5 million and $5.0 million at December 31, 2009 and 2010, respectively.

Accrued Allowances

The Company ordinarily accepts returns only for defective merchandise.  In certain instances, where retailers are unable to resell the quantity of products that they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling excess inventory by offering credits and other price concessions, which are typically evaluated and issued annually.  Other allowances can also be issued primarily for defective merchandise, volume programs and co-op advertising.  All allowances are accrued throughout the year as sales are recorded.  The allowances are based on the terms of the various programs in effect; however, management also takes into consideration historical trends and specific customer and product information when making its estimates.  For the volume programs, the Company generally sets a volume target for the year with each participating customer and issues the discount if the target is achieved.  The allowance for the volume program is accrued throughout the year, and if it becomes clear to management that the estimated target for a participating customer requires adjustment, the Company will change the estimate for that customer as required.

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

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Translation/Transactions

Foreign subsidiary assets and liabilities are recorded in their respective functional currencies and translated into U.S. dollars at the rates of exchange at the balance sheet date, while statement of operations accounts and cash flows are translated at the average exchange rates in effect during the period.  Unrealized gains and losses resulting from translation for the years ended December 31, 2008, 2009 and 2010, have been recorded as components of accumulated other comprehensive income (loss) in equity.  The net exchange losses and gains are included in other (income) expense, net in the accompanying consolidated statements of operations.  The net exchange gains resulting from transactions denominated in other than the functional currencies for the years ended December 31, 2008 and 2010, were $2.8 million and $0.3 million, respectively.  The net exchange loss resulting from transactions denominated in other than the functional currencies for the year ended December 31, 2009 was $1.0 million.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the requirements of the Comprehensive Income Topic of the FASB Accounting Standards Codification, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.  The income tax (benefit) expense related to the components of comprehensive income (loss) in 2008, 2009 and 2010, was $(1.8) million, $0.2 million and $(0.4) million, respectively.

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

Shipping and Handling Costs

Shipping and handling costs, which comprise only those costs incurred to transport products to the customer, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2008, 2009 and 2010, shipping and handling costs were $14.0 million, $11.8 million and $12.6 million, respectively.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising expense, including promotion and placement costs, for the years ended December 31, 2008, 2009 and 2010, was $17.2 million, $13.2 million and $16.0 million, respectively.  Advertising expense is included in net sales and selling, general and administrative expenses in the accompanying consolidated statements of operations.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Product Recalls

The Company establishes a reserve for a product recall on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable.  Facts underlying the recall, including, among others, estimates of retailer inventory returns, consumer replacement costs, fines and penalties, and shipping costs, are considered when establishing a product recall reserve.  In 2008, the Company also considered additional replacement costs or refunds, donations, notice charges, claims administration, licensor indemnification claims and plaintiffs’ legal fees related to settlement of litigation related to the 2007 recalls (see Note 16 - Product Recalls).  The Company’s legal costs to defend recall-related matters are expensed as incurred.  When facts or circumstances become known that would indicate the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

Stock-based Compensation

The fair value of stock options and stock-settled stock appreciation rights (SSARs) granted under the stock incentive plans is estimated on the date of grant based on the Black-Scholes option-pricing model.  The fair value of cash-settled stock appreciation rights (CSARs) is estimated on the last day of the reported period based on the Black-Scholes option-pricing model.  The Company calculates the expected volatility factor using Company-specific volatility as the Company believes that its actual volatility is a good indicator of expected future results.  The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option-pricing model.  The expected term of the stock options, SSARs and CSARs granted represents the period of time that stock options, SSARs and CSARs granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option, SSAR or CSAR is based on the U.S. Treasury yield curve in effect at the time of grant.

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

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings (Loss) Per Share Attributable to Common Stockholders

The Company computes earnings (loss) per share attributable to common stockholders in accordance with the requirements under the Earnings Per Share Topic of the FASB Accounting Standards Codification.  Under the provisions of this Topic, basic earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The following table discloses the components of earnings (loss) per share attributable to common stockholders as required by this Topic:

	Year Ended December 31,
(in thousands, except per share data)	2008	2009	2010
Net (loss) income attributable to common stockholders	$(205,752)	$26,962	$29,688
Weighted average common and common equivalent shares outstanding:
Weighted average common shares outstanding	17,406	19,014	21,564
Add effect of diluted securities – assumed exercise of stock options and SSARs	—	348	549
Weighted average common and common equivalent shares outstanding	17,406	19,362	22,113

(Loss) earnings per share attributable to common stockholders:
Basic	$(11.82)	$1.42	$1.38
Diluted	$(11.82)	$1.39	$1.34

The computation of diluted earnings (loss) per share attributable to common stockholders excludes 1,921,142 shares, 1,266,956 shares and 1,436,859 shares in 2008, 2009 and 2010, respectively, because the options were anti-dilutive.  Because actual results for 2008 generated a loss, any potential common shares would be anti-dilutive, and accordingly, were excluded from the diluted loss per share attributable to common stockholders calculation.

Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of certain major customers.  The Company’s top three customers, Toys “R” Us/Babies “R” Us, Target and Wal-Mart, combined for 40.1%, 43.5% and 38.9% of the Company’s net sales in 2008, 2009 and 2010, respectively.  Over the last three years each of these three customers accounted for between 11.8% and 16.6% of the Company’s net sales.  No other customers accounted for more than 10.0% of the Company’s net sales in any of the years ended December 31, 2008, 2009 or 2010.

Additionally, over the last two years, each of these three customers accounted for between 9.2% and 19.6% of the Company’s accounts receivable.  No other customers accounted for more than 10.0% of the Company’s accounts receivable at December 31, 2009 and 2010.  The Company does not require collateral or other security to support customers’ receivables.  The Company continually monitors its customers’ financial condition and vendor payment practices to minimize collection risks on trade accounts receivable.

Supplier Concentration

The Company’s purchases from one of its suppliers was 10.1% and 10.2% in 2008 and 2009, respectively, of its total product purchases.  The Company's purchases from another one of its suppliers was 11.4% of its total product purchases in 2009.  There were no other suppliers accounting for more than 10.0% of the Company’s total product purchases in any of the years ended December 31, 2008, 2009 or 2010.

Recently Issued Accounting Codification

The Company did not implement any new recently issued accounting codifications during the year ended December 31, 2010.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.  BUSINESS COMBINATIONS

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

White Pines, LLC

At the close of business on August 4, 2010, the Company acquired substantially all of the assets of White Pines, LLC (the JJ Cole Business), a Logan, Utah-based, privately-held, developer and marketer of mother, infant and toddler stylized travel, storage, comfort and convenience products marketed under the JJ Cole Collections brand.  The acquired brands and products and the new additions to the Company’s management team will allow the Company to rapidly expand its presence in stylized and fashion-driven mother, infant and toddler products.  Closing consideration consisted of $44.6 million of cash, of which $4.0 million was provided by the sale of a non-controlling interest, resulting in a net cash outlay by the Company of $40.7 million.

Concurrent with the acquisition of the JJ Cole Business, JJCC, Inc. (JJCC), a subsidiary of RC2 Corporation, was formed to acquire the assets of the JJ Cole Business.  RC2 Corporation holds an approximate 91.1% interest in JJCC.  At December 31, 2010, the fair value of the non-controlling interest in JJCC is $3.4 million.  The fair value of the non-controlling interest was determined by applying a discount for the lack of control and marketability to the proceeds received from the sale of the non-controlling interest of JJCC.

Transaction expenses of $0.3 million and integration costs of $0.2 million are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.  The operating results of the JJ Cole Business have been included in the accompanying consolidated statements of operations since the acquisition date.  The excess of the aggregate purchase price over fair market value of net assets acquired of $17.0 million has been recorded as goodwill in the accompanying consolidated balance sheet at December 31, 2010, and is expected to be fully deductible for income tax purposes.  The goodwill arising from the acquisition consists of the expected synergies with the Company’s mother, infant and toddler products category.  All but $0.3 million of the goodwill has been recorded in the North America segment.

The following table summarizes the amounts of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Total purchase price	$44,631
Portion paid by sale of non-controlling interest	3,959
40,672
Less:
Current assets	1,710
Property and equipment	175
Intangible assets	25,700
Other non-current assets	350
Liabilities	(890)
Fair value of non-controlling interest	(3,365)
Total identifiable net assets	23,680
Goodwill	$16,992

Intangible assets acquired of $25.7 million have a weighted average amortization period of 23.6 years.  These intangible assets are comprised of (a) licenses and trademarks and (b) customer relationships of $18.8 million and $6.9 million, respectively, and have weighted average amortization periods of 25 years and 19.8 years, respectively.

The Company’s unaudited pro forma consolidated results of operations are not presented due to the immateriality of the JJ Cole Business results of operations to the Company’s consolidated results of operations.

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

Results are not necessarily those that would be achieved if each segment were an unaffiliated business enterprise.  Information by segment and a reconciliation to reported amounts for the years ended December 31, 2008, 2009 and 2010, are as follows:

	Year Ended December 31,
(in thousands)	2008	2009	2010
Net sales:
North America	$327,311	$321,380	$312,604
International	110,451	100,648	115,467
Sales and transfers between segments	(733)	(889)	(728)
Combined total	$437,029	$421,139	$427,343

Operating (loss) income:
North America	$(235,393)	$29,631	$24,397
International	(2,664)	15,118	20,510
Sales and transfers between segments	73	(40)	11
Combined total	$(237,984)	$44,709	$44,918

Depreciation and amortization:
North America	$14,656	$10,551	$9,391
International	1,623	1,507	1,757
Combined total	$16,279	$12,058	$11,148

Capital expenditures:
North America	$7,758	$7,046	$9,890
International	1,664	1,513	1,076
Combined total	$9,422	$8,559	$10,966

		December 31,
(in thousands)		2009	2010
Total assets:
North America		$258,815	$281,094
International		116,970	134,863
Combined total		$375,785	$415,957

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the entity-wide disclosure requirements of the Business Segments Topic of the FASB Accounting Standards Codification, the Company reports net sales by product category and by distribution channel.  The Company groups its products into two product categories: mother, infant and toddler products, and preschool, youth and adult products.  The Company groups its distribution channels into two categories:  chain retailers and specialty retailers, wholesalers, OEM dealers and other.  Amounts for the years ended December 31, 2008, 2009 and 2010, are as shown in the tables below:

	Year Ended December 31,
(in thousands)	2008	2009	2010
Mother, infant and toddler products	$178,548	$183,335	$195,464
Preschool, youth and adult products	258,481	237,804	231,879
Net sales	$437,029	$421,139	$427,343

Chain retailers	$307,341	$309,560	$307,444
Specialty retailers, wholesalers, OEM dealers and other	129,688	111,579	119,899
Net sales	$437,029	$421,139	$427,343

5.  PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:
	December 31,
(in thousands)	2009	2010
Land	$686	$677
Buildings and improvements	9,866	10,169
Tooling	116,566	125,200
Other equipment	24,245	26,041
	151,363	162,087
Accumulated depreciation	(123,290)	(132,334)
Property and equipment, net	$28,073	$29,753

Depreciation expense for the years ended December 31, 2008, 2009 and 2010, was $15.4 million, $11.5 million and $9.6 million, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Primarily due to the decline in the Company’s market capitalization, in the fourth quarter of 2008, the Company recorded a goodwill impairment charge of $231.9 million and $12.1 million in the North America and International segments, respectively, to write-off all of its recorded goodwill at that time.  The impairment charge is included in impairment of goodwill and other intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2008.

The carrying value of goodwill by reporting unit for the year ended 2010 is shown below:

(in thousands)	North America	International	Total
Balance at December 31, 2008 and 2009	$—	$—	$—
JJ Cole Business fair value allocation	16,692	300	16,992
Other adjustments	418	—	418
Balance at December 31, 2010	$17,110	$300	$17,410

Other adjustments made during the year ended December 31, 2010, primarily relate to the final contingent purchase price on an acquisition purchased prior to the effective date of SFAS No. 141 (revised 2007), “Business Combinations,” as incorporated under the Business Combinations Topic of the FASB Accounting Standards Codification.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the fourth quarter of 2008, the Company recorded intangible asset impairment charges in the North America segment of $11.9 million, primarily due to the decline in the Company’s market capitalization. In the fourth quarter of 2009, the Company recorded intangible asset impairment charges in the North America segment of $2.4 million, relating to the Sesame Street infant and toddler products license, which was not renewed during 2010.  These impairment charges are included in impairment of goodwill and other intangible assets in the accompanying consolidated statement of operations for the years ended December 31, 2008 and 2009, respectively.

The components of net intangible assets are as follows:

	December 31,
(in thousands)	2009	2010
Gross amount of amortizable intangible assets:
Licenses and trademarks	$1,998	$20,367
Customer relationships	8,582	15,825
Other	2,988	3,102
	13,568	39,294
Accumulated amortization of amortizable intangible assets:
Licenses and trademarks	897	1,514
Customer relationships	1,172	1,643
Other	2,919	3,009
	4,988	6,166
Intangible assets not subject to amortization:
Licenses and trademarks	71,729	71,620
Total intangible assets, net	$80,309	$104,748

Other amortizable intangible assets consist primarily of patents and non-compete agreements and have estimated useful lives ranging from three to five years.  Customer relationships have useful lives from five to fifty years, depending on the type of customer.  We have determined that our relationships with our largest customers, Toys “R” Us/Babies “R” Us, Target and Wal-Mart, have useful lives ranging up to fifty years because we have longstanding, continuous relationships with these customers.  Furthermore, in determining these useful lives, we considered such factors as competition, demand for our products and the likelihood of the customer changing suppliers, as well as the financial and operating performance of our largest customers.   The weighted average period to renewal of our licenses not subject to amortization is approximately two years.

Estimated amortization expense for intangible assets for the years ended December 31, is as follows:

(in thousands)
2011	$1,613
2012	1,600
2013	1,521
2014	1,509
2015	$1,332

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  INCOME TAXES

For financial reporting purposes, (loss) income before income taxes includes the following components:

	Year Ended December 31,
(in thousands)	2008	2009	2010
(Loss) income before income taxes:
United States	$(239,729)	$25,715	$24,738
Foreign	(1,764)	14,837	19,568
	$(241,493)	$40,552	$44,306

The significant components of income tax (benefit) expense are as follows:

	Year Ended December 31,
(in thousands)	2008	2009	2010
Current
Federal	$1,088	$4,465	$4,536
State	(94)	1,122	621
Foreign	4,839	3,156	5,890
	5,833	8,743	11,047
Deferred
Federal	(36,690)	3,821	2,863
State	(4,119)	334	(43)
Foreign	(765)	692	655
	(41,574)	4,847	3,475
Income tax (benefit) expense	$(35,741)	$13,590	$14,522

A reconciliation of the U.S. statutory federal tax rate and actual effective income tax rate is as follows:

	Year Ended December 31,
(in thousands)	2008	2009	2010
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	—	2.0	1.1
Foreign	—	(2.8)	(3.0)
Impairment	(20.5)	(0.9)	—
Other	0.3	0.2	(0.3)
Effective rate	14.8%	33.5%	32.8%

Included in other in the above table are permanent tax adjustments, tax return to accrual adjustments, changes to the tax reserves and the impact of statutory tax rate changes in various jurisdictions.  Also included is the impact of rate changes on the Company’s deferred tax assets and liabilities.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2009	2010
Deferred tax assets attributable to
Capital loss carry-forward	$5,856	$5,793
Stock-based compensation arrangements	4,713	5,966
Inventory	3,563	4,324
Sales allowances	1,677	1,402
Federal credit carry-forwards (1)	1,875	80
Net operating loss carry-forwards	1,773	1,393
Accrued expenses	1,531	950
Other	4,245	3,901
Total deferred tax assets before valuation allowance	25,233	23,809
Valuation allowance related to capital loss carry-forward	(5,856)	(5,793)
Valuation allowance related to net operating loss carry-forwards	(873)	(1,262)
Other valuation allowance	(125)	(40)
Net deferred tax assets	18,379	16,714
Deferred tax liabilities attributable to
Goodwill and intangible assets	(16,873)	(19,169)
Property and equipment	(1,398)	(1,657)
Other	(2,036)	(880)
Deferred tax liabilities	(20,307)	(21,706)
Net deferred tax liability	$(1,928)	$(4,992)

(1)  Federal credit carry-forwards relate to foreign tax credits that expire in 2018.

No provision has been made for U.S. federal or non-U.S. deferred income taxes on $52.6 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2010, since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations.  The determination of the amount of unrecognized U.S. federal or non-U.S. deferred income tax liabilities for unremitted earnings is not practicable.

Net prepaid income taxes at December 31, 2009, were $0.4 million and net taxes payable at December 31, 2010, were $0.4 million.

The Company has a pre-tax capital loss of $15.6 million.  A valuation allowance of $5.8 million has been established because the Company does not believe recoverability of this amount is more likely than not.  This capital loss carry-forward will expire in 2011.

The Company’s wholly-owned German subsidiary accumulated a net operating loss carry-forward, for which the Company has established a full valuation allowance.  While German net operating losses have an unlimited carry-forward period, the future projections for taxable income in that jurisdiction are undetermined.  In 2010, the subsidiary generated a taxable loss and, as such, the valuation allowance was increased by $0.4 million.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The uncertain tax positions as of December 31, 2009 and 2010, totaled $2.8 million and $1.8 million, respectively.  The following table summarizes the activity related to the unrecognized tax benefits:

	December 31,
(in thousands)	2009	2010
Unrecognized tax benefits, beginning of period	$3,582	$2,796
Increases in positions taken in a prior period	—	65
Decreases in positions taken in a prior period	(48)	—
Increases in positions taken in a current period	130	—
Decreases due to positions taken in a current period	—	(376)
Decreases due to settlements	(339)	—
Decreases due to lapse of statute of limitations	(529)	(658)
Unrecognized tax benefits, end of period	$2,796	$1,827

At December 31, 2009 and 2010, approximately $2.2 million and $1.8 million, respectively, of total gross unrecognized tax benefits represents the amount that, if recognized, would affect the effective income tax rate in future periods.  The Company and its subsidiaries are subject to U.S. federal income tax, as well as income taxes of multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax matters for years though 2008.  Substantially all material state and local and foreign income tax matters have been concluded for years through 2007.  The U.S. federal income tax return for 2009 is currently open for examination.  In the next twelve months, the Company expects to reduce the unrecognized tax position reserves by approximately $0.7 million, primarily due to the settlement of various state and international income tax audits and court cases and the closing of various statutes.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the years ended December 31, 2009 and 2010, the Company recorded adjustments for interest of $0.2 million in each year, and less than $0.1 million and $0.1 million, respectively, for potential penalties, related to these unrecognized tax benefits. In total, as of December 31, 2009 and 2010, the Company has recorded a liability for interest of $2.2 million and $2.4 million, respectively, and $0.4 million and $0.3 million, respectively, for potential penalties.

8.  DEBT

On November 3, 2008, the Company entered into a credit facility to replace its previous credit facility.  The credit facility is comprised of a term loan and provides for borrowings up to $70.0 million under a revolving line of credit.  The total borrowing capacity available under the credit facility is subject to a formula based on the Company’s leverage ratio, as defined in the credit agreement.  The term loan and the revolving line of credit both have a scheduled maturity date of November 1, 2011.  Under this credit facility, the term loan and the revolving line of credit bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, which are based on the Company’s leverage ratio.  Applicable margins vary between 2.25% and 3.25% on LIBOR borrowings and 1.25% and 2.25% on base rate borrowings.  At December 31, 2010, the applicable margins in effect were 2.25% for LIBOR borrowings and 1.25% for base rate borrowings.  Principal payments on the term loan are $3.8 million per calendar quarter, with the remaining principal of $33.8 million due on November 1, 2011.  During the fourth quarter of 2009, the Company prepaid $18.8 million on its term loan, with the next quarterly principal payment of $3.8 million due on June 30, 2011.  The Company is also required to pay a commitment fee which varies from 0.45% and 0.50% per annum on the average daily unused portion of the revolving line of credit.  At December 31, 2010, the commitment fee in effect was 0.45% per annum.

Under the terms of this credit facility, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, buy back its stock, incur additional debt and make acquisitions above certain amounts.  During the fourth quarter of 2010, the credit facility was amended to remove the clean down provision which limited borrowings for a 60 day period.  The credit facility is secured by the Company’s domestic assets along with a portion of the Company’s equity interests in its foreign subsidiaries.  On December 31, 2010, the Company had $41.3 million outstanding on its bank term loan and no borrowings under its revolving line of credit.  At December 31, 2010, the Company had $70.0 million available on its revolving line of credit and was in compliance with all covenants.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In conjunction with this credit facility, the Company incurred approximately $2.4 million in financing fees which are being charged to interest expense using the effective interest rate method in the accompanying consolidated statements of operations through the term of the credit agreement, which is currently November 1, 2011.  The net balance of $1.2 million and $0.5 million is included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2009 and 2010, respectively.

The Company’s existing credit facility matures November 1, 2011, and the Company currently anticipates that it will refinance its credit facility during 2011.  There can be no assurance that financing will be available on terms acceptable to the Company, if at all.

The Company’s Hong Kong subsidiary maintains credit facilities with two banks providing for documentary and standby letters of credit of up to $5.0 million and overdraft protection of up to $0.2 million.  Amounts borrowed are due on demand, but are generally available for 90 days, bear interest at the bank’s prime rate or prevailing funding cost, whichever is higher, and are cross guaranteed by the Company.  As of December 31, 2009 and 2010, there were no amounts outstanding under these credit facilities.

Non-current debt consists of the following:

	December 31,
(in thousands)	2009	2010
U.S. revolving line of credit	$—	$—
Term loan payable to banks, bearing interest at 2.75% as of December 31, 2009, and 2.5625% as of December 31, 2010	41,250	41,250
Less current maturities	—	41,250
	$41,250	$—

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

Year Ending December 31,
(in thousands)
2011	$4,255
2012	9,280
2013	9,390
2014	160
2015 and thereafter	$—

Royalty expense for licenses, including any unearned guaranteed minimums, was $31.2 million, $29.9 million and $30.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Rental expense for office and warehouse space and other equipment under cancelable and noncancelable operating leases amounted to $4.6 million, $4.7 million and $5.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.  Certain operating leases provided for scheduled increases in rental payments during the term of the lease or for no rent during part of the term of the lease.  For these leases, the Company recognizes total rent expense on a straight-line basis over the minimum lease term.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments for future minimum lease payments for noncancelable operating leases with terms extending beyond one year at December 31, 2010, are as follows:

Year Ending December 31,
(in thousands)
2011	$4,531
2012	4,037
2013	3,522
2014	3,165
2015	3,029
Thereafter	$10,612

Unconditional purchase obligations include agreements for purchases of product, tooling and services such as advertising, and hardware and software agreements.  Payments made and allowances given in connection with these cancelable and noncancelable long-term unconditional purchase obligations amounted to $4.3 million, $7.1 million and $20.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Commitments for future minimum payments with terms extending beyond one year at December 31, 2010, for noncancelable unconditional purchase obligations are as follows:

Year Ending December 31,
(in thousands)
2011	$2,169
2012	639
2013	295
2014	45
2015 and thereafter	$—

Through 2013, the Company has a conditional obligation to purchase a minimum percentage of the total annual volume of purchases for certain products from one of its suppliers, provided that the supplier's costs are competitive as compared with costs from other suppliers.  The actual future amount of this obligation will vary based on the actual future purchases of the related products.

10.  LEGAL PROCEEDINGS

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

11.  COMMON STOCK

Authorized and outstanding shares and the par value of the Company’s voting common stock are as follows:

	Authorized	Par	Shares Outstanding	Shares Outstanding
(in thousands, except par value)	Shares	Value	at December 31, 2009	at December 31, 2010
Voting common stock	28,000	$0.01	21,384	21,657

During the years ended December 31, 2009 and 2010, the Company sold a total of 23,449 shares and 12,510 shares, respectively, out of treasury to Company employees under the Employee Stock Purchase Plan (ESPP) for $0.2 million in each of the years then ended.  At December 31, 2010, the Company held 2.9 million shares of its common stock in treasury.

In August 2009, the Company completed a public offering of 4.0 million shares of common stock, of which 3.0 million were issued out of treasury, at a price of $15.00 per share.  The Company received net proceeds of $57.1 million.

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

12.    STOCK-BASED PAYMENT ARRANGEMENTS

At December 31, 2010, the Company has two stock incentive plans, one which is dormant, and an ESPP, which are described below.  Amounts recognized in the financial statements with respect to these stock-based payment arrangements for the years ended December 31, 2008, 2009 and 2010, are as follows:

	Year Ended December 31,
(in thousands)	2008	2009	2010
Total expense recognized for stock-based payment plans	$6,078	$6,298	$4,997
Amount of related income tax benefit recognized in determining net income (loss)	$2,291	$1,965	$1,845

Stock-based compensation expense is included in (a) cost of sales, other and (b) selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010.

Employee Stock Purchase Plan

The Company has an ESPP to provide its employees with an opportunity to purchase common stock of the Company through accumulated payroll deductions.  The plan allows eligible employees to purchase shares of the Company’s common stock through quarterly offering periods commencing on each January 1, April 1, July 1 and October 1.  The price for each share of common stock purchased equals 90.0% of the last quoted sales price of a share of the Company’s common stock as reported by NASDAQ on the first day of the quarterly offering period or the last day of the quarterly offering period, whichever is lower.  The Company has reserved 500,000 shares of common stock held in treasury for issuance under the plan of which 416,846 shares remain available as of December 31, 2010.  The plan was to initially terminate on July 1, 2007.  However, in May 2007, the Board of Directors approved an extension of the plan for an additional five years, and it is now scheduled to terminate on July 1, 2012.

The fair value of each option for shares under the ESPP during the years ended December 31, 2008, 2009 and 2010, is estimated on the date of grant based on the Black-Scholes option-pricing model with the following assumptions:

	2008	2009	2010
Weighted average expected life	3 months	3 months	3 months
Weighted average risk-free rate of return	1.8%	0.1%	0.1%
Weighted average expected volatility	76.7%	120.2%	41.7%
Weighted average dividend yield	None	None	None

The weighted average fair value of options granted under the ESPP during the years ended December 31, 2008, 2009 and 2010, was $7.70, $4.24 and $2.90, respectively.

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

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Incentive Plans

The Company maintained a stock incentive plan, under which options could be granted to purchase up to 2,300,000 shares of common stock to executives or key employees of the Company.  Some of the options that were granted vested immediately, and the rest vested over a five-year period.  These options generally expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company.  Under this plan, shares relating to cancelled options revert back into the plan.  The plan became dormant in 2005 upon approval of the 2005 Stock Incentive Plan, as discussed below.  No future issuances are authorized from this plan.

During 2005, a new stock incentive plan was approved by the Company’s stockholders.  Under this plan, restricted stock awards, restricted stock units (RSUs), options to purchase stock, SSARs and CSARs may be granted for up to 3,180,000 shares of common stock.  Options, SSARs and CSARs granted generally vest over a three to five-year period.  These options, SSARs and CSARs generally expire on the tenth anniversary of the date of grant or 90 days after the date of termination of the employee’s employment with the Company.  Under this plan, shares relating to cancelled options or forfeited awards revert back into the plan and are available for future issuance.  Restricted stock awards generally vest over a two to three year period.  At December 31, 2010, there were 740,999 shares of common stock available for future grants under the 2005 Stock Incentive Plan.

The fair value of stock options and SSARs granted under the 2005 Stock Incentive Plan during the years ended December 31, 2008, 2009 and 2010, is estimated on the date of grant based on the Black-Scholes option-pricing model with the following assumptions:

	2008	2009	2010
Weighted average expected life	7 years	6 years	6 years
Weighted average risk-free rate of return	2.9%	2.2%	2.5%
Weighted average expected volatility	40.5%	59.0%	60.0%
Weighted average dividend yield	None	None	None

The fair value of CSARs granted under the 2005 Stock Incentive Plan during the year ended December 31, 2010, is estimated on the last day of the reported period based on the Black-Scholes option-pricing model with the following assumptions: weighted average expected life of 5 years, weighted average risk-free rate of return of 2.0%, weighted average expected volatility of 48.0% and no dividend yield.

The fair value of stock options and SSARs granted under the 2005 Stock Incentive Plan is estimated on the date of grant based on the Black-Scholes option-pricing model.  The fair value of CSARs is estimated on the last day of the reported period based on the Black-Scholes option-pricing model.  The Company calculates the expected volatility factor using Company-specific volatility as the Company believes that its actual volatility is a good indicator of expected future results.  The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option-pricing model.  The expected term of the stock options, SSARs and CSARs granted represents the period of time that stock options, SSARs and CSARs granted are expected to be outstanding.  The risk-free rate for the period within the contractual term of the stock option, SSAR or CSAR is based on the U.S. Treasury yield curve in effect at the time of grant.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of stock option and SSAR activity for the Company’s stock incentive plans for the years ended December 31, 2008, 2009 and 2010, is as follows:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
		Exercise	Value	Remaining
	Shares	Price	(in 000s)	Contractual Life
Outstanding as of December 31, 2007	1,491,390	$24.27
2008
Granted	639,500	19.44
Exercised	82,118	11.64
Forfeited	115,600	29.93
Expired	12,030	33.53
Outstanding as of December 31, 2008	1,921,142	22.80
2009
Granted	1,000,300	5.20
Exercised	37,000	5.01
Forfeited	41,377	17.57
Cancelled	224,600	37.30
Expired	84,460	27.37
Outstanding as of December 31, 2009	2,534,005	14.76
2010
Granted	360,000	17.04
Exercised	248,182	5.07
Forfeited	12,400	8.04
Expired	4,000	18.69
Outstanding as of December 31, 2010	2,629,423	$16.01	$20,616	6.7

Exercisable and vested as of December 31, 2010	1,260,434	$19.89	$7,195
Expected to vest at December 31, 2010	1,363,694	12.46	13,354
Total vested and expected to vest	2,624,128	$16.03	$20,549	6.7

The following table summarizes information about stock options and SSARs outstanding at December 31, 2010:

	Outstanding			Exercisable
		Weighted
Range of		Average Remaining	Weighted Average		Weighted Average
Exercise Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price
$5.11 - $15.10	1,325,840	7.1	$7.45	500,025	$8.17
$16.59 - $24.78	906,199	7.0	$20.50	406,025	$21.97
$28.87 - $43.06	397,384	4.8	$34.36	354,384	$34.05

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of CSAR activity under the 2005 Stock Incentive Plan for the year ended December 31, 2010, is as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Number of	Grant Date	Remaining	Value
	Shares	Fair Value	Contractual Life	(000s)
Outstanding as of December 31, 2009	—	$—
2010
Granted	207,000	16.03
Forfeited	8,500	14.90
Outstanding as of December 31, 2010	198,500	$16.08	9.2	$1,129

Exercisable and vested as of December 31, 2010	—	$—
Expected to vest at December 31, 2010	195,698	16.10
Total vested and expected to vest	195,698	$16.10	9.2	$1,110

The weighted average fair value of options, SSARs and CSARs granted under the 2005 Stock Incentive Plan for the years ended December 31, 2008, 2009 and 2010, was $9.00, $2.63 and $9.54 per share, respectively.  The total intrinsic value of options and SSARs exercised during the years ended December 31, 2008, 2009 and 2010, was $1.0 million, $0.3 million and $3.0 million, respectively.

As of December 31, 2010, there was $7.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the 2005 Stock Incentive Plan.  That cost is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of options and SSARs vested during the year ended December 31, 2010, was $3.0 million.

Restricted stock awards require no payment from the grantee.  The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period.  A summary of restricted stock awards under the 2005 Stock Incentive Plan for the years ended December 31, 2008, 2009 and 2010, is as follows:

		Weighted Average	Weighted Average
	Number of	Grant Date	Remaining
	Shares	Fair Value	Contractual Life
Unvested restricted stock awards as of December 31, 2007	35,642	$38.05
2008
Granted	34,496	17.39
Vested	9,939	41.75
Forfeited	2,348	42.61
Unvested restricted stock awards as of December 31, 2008	57,851	21.90
2009
Granted	53,656	10.72
Vested	20,271	27.89
Unvested restricted stock awards as of December 31, 2009	91,236	14.44
2010
Granted	32,800	18.29
Vested	49,866	16.19
Unvested restricted stock awards as of December 31, 2010	74,170	$14.97	1.9

As of December 31, 2010, there was $0.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the 2005 Stock Incentive Plan for restricted stock awards.  That cost is expected to be recognized over a weighted average period of 1.9 years.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2010, performance-based RSUs were granted to employees, which entitle the holder to receive one share of common stock for each performance-based RSU which is earned.  The performance goals require compounded annual growth in the Company’s EBITDA (as defined in the grant agreements) over a three-year period ending December 31, 2012.  If the minimum threshold is not achieved, none of the performance-based RSUs will be earned.  If the minimum threshold amount of cumulative three-year EBITDA exceeds the minimum threshold, additional performance-based RSUs will be earned above 37.5% on a pro-rata basis up to the maximum number of performance-based RSUs granted, which is 140,000 performance-based RSUs.  Stock-based compensation expense has been recognized during the year ended December 31, 2010, based upon an estimate of 52,500 performance-based RSUs expected to be earned at the end of the three-year measurement period.  The weighted average fair value at the date of grant for these performance-based RSUs is $18.29.  As of December 31, 2010, there was $0.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements expected to be vested under the 2005 Stock Incentive Plan for performance-based RSUs.  That cost is expected to be recognized over a weighted average period of 2.0 years.

13.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the years ended December 31, 2008, 2009 and 2010, is calculated as follows:

	Year Ended December 31,
(in thousands)	2008	2009	2010
Net (loss) income	$(205,752)	$26,962	$29,784
Foreign currency translation adjustments, net of tax	(23,084)	7,946	2,533
Pension liability adjustment, net of tax	(2,508)	(365)	(347)
Comprehensive (loss) income	(231,344)	34,543	31,970
Less: Comprehensive income attributable to non-controlling interest	—	—	96
Comprehensive (loss) income attributable to common stockholders	$(231,344)	$34,543	$31,874

14.  RELATED PARTY TRANSACTIONS

In 2008, the Company purchased $4.8 million of product from a company in which a relative of a Company stockholder and former director of the Company had an ownership interest.  These purchases were made through May 2008, at which time the former director completed his board of directors tenure.

A member of our Board of Directors is the President and Chief Executive Officer of the investment banking firm which acted as lead underwriter for our public offering of 4.0 million shares of common stock completed in August 2009.  The investment banking firm received an underwriting discount of $2.4 million in the transaction during 2009.  In 2010, the Company paid the investment banking firm fees of $0.2 million for services rendered in the JJ Cole Business acquisition.

15.  EMPLOYEE BENEFIT PLANS

The Company is self-insured on medical benefits offered to employees generally up to a limit of $0.1 million per employee or $1.0 million in aggregate per coverage year.  The Company holds excess loss coverage for those amounts that exceed the self-insured limits.

The Company has a 401(k) savings plan.  Employees meeting certain eligibility requirements, as defined, may contribute up to 100.0% of pre-tax gross wages, limited to a maximum annual amount as set periodically by the IRS.  In 2008, the Company made matching contributions of 100.0% on the first 4.0% of employees’ annual wages and 50.0% on the next 6.0% of employees’ annual wages.  In 2009 and 2010, the Company made matching contributions of 100.0% of the first 3.0% of employees’ annual wages and 50.0% on the next 2.0% of employees’ annual wages.  For the years ended December 31, 2008, 2009 and 2010, the Company’s contributions were $1.1 million, $0.7 million and $0.7 million, respectively.

The Company maintains a funded, noncontributory defined benefit pension plan (the Plan) that covers a select group of the Company’s workforce covered by a collective bargaining agreement who were hired prior to January 1, 2002.  The Plan provides defined retirement benefits based on employees’ years of service.  The Company uses a December 31 measurement date for this Plan.

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and recognizes changes in that funded status in the year in which the changes occur through accumulated other comprehensive income (loss).  The Company also measures the funded status of the Plan as of the date of its year-end balance sheet.

Reconciliation of Beginning and End of Year Fair Value of Plan Assets and Obligations

	December 31,
(in thousands)	2008	2009	2010
Change in benefit obligation
Benefit obligation at beginning of year	$13,415	$13,214	$15,107
Service cost	101	125	168
Interest cost	854	891	885
Actuarial (gain) loss	(563)	1,584	1,246
Benefits paid and plan expenses	(593)	(707)	(757)
Benefit obligation at end of year	$13,214	$15,107	$16,649

Change in plan assets
Fair value of assets at beginning of year	$13,281	$9,000	$11,422
Actual return on plan assets	(3,688)	1,629	1,534
Employer contributions	—	1,500	—
Benefits paid and plan expenses	(593)	(707)	(757)
Fair value of assets at end of year	$9,000	$11,422	$12,199

Funded Status at End of Year	$(4,214)	$(3,685)	$(4,450)

Amounts Recognized in the Consolidated Balance Sheets
Other non-current liabilities	$4,214	$3,685	$4,450
Accumulated other comprehensive loss	$7,253	$7,929	$8,497

Amounts Recognized in Accumulated Other Comprehensive Loss
Prior service cost	$95	$76	$57
Actuarial loss	7,158	7,853	8,440
Accumulated other comprehensive loss	$7,253	$7,929	$8,497

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$13,214	$15,107	$16,649
Accumulated benefit obligation	13,214	15,107	16,649
Fair value plan assets	$9,000	$11,422	$12,199

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
(in thousands)	2008	2009	2010
Components of Net Periodic Benefit Cost
Service cost	$101	$125	$168
Interest cost	854	891	885
Expected return on plan assets	(1,110)	(971)	(1,037)
Amortization of prior service cost	19	19	19
Amortization of net loss	190	231	162
Net periodic benefit cost	$54	$295	$197

Other Changes in Plan Assets and Projected Benefit Obligation as Other Comprehensive Loss
Net actuarial loss	$4,234	$926	$749
Amortization of net actuarial gain	(190)	(231)	(162)
Amortization of prior service cost	(19)	(19)	(19)
Total other comprehensive loss	$4,025	$676	$568

Estimated Items That Will Be Amortized from Accumulated Other Comprehensive Loss into Net Periodic Benefit Cost During 2011
Prior service cost	$19
Actuarial loss	236
Expected recognition of expense	$255

During 2010, only 7% of the Plan’s participants remained active.  As such, the Company concluded that the Plan’s participants were mostly inactive and revised its method for amortizing the accumulated other comprehensive loss over the average remaining life expectancy of the inactive participants rather than the average remaining service period of the active participants which had previously been used.

	Year Ended December 31,
Reconciliation of Funded Status	2008	2009	2010
Funded status	$(4,214)	$(3,685)	$(4,450)
Unrecognized net actuarial loss	7,158	7,853	8,440
Unrecognized prior service cost	95	76	57
Prepaid benefit cost	$3,039	$4,244	$4,047

Estimated Future Benefit Payments
2011	$687
2012	693
2013	751
2014	789
2015	827
2016 to 2020	$5,496

Assumptions	2008	2009	2010
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.89%	5.98%	5.51%
Rate of compensation increase	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	6.50%	6.89%	5.98%
Expected return on plan assets	8.50%	7.75%	7.75%
Rate of compensation increase	N/A	N/A	N/A

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The discount rate is supported by the Hewitt Top Quartile yield curve, which is developed using yields of various bonds rated A or higher.  The Plan’s projected cash flow was matched to this yield curve and a present value developed.

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

Projected Annual Returns

Based on the current target allocation of assets, the expected return model estimates a long-term average (50th percentile) rate of return (nominal) of 7.88% per year for the Plan.  The model incorporates real return assumptions for each asset class adjusting for variations in volatility, correlation and inflation.  The following table sets out the projected annual returns.

	Percentile Returns
Time Period	75th	50th	25th
1 year	-0.84%	7.88%	17.38%
5 years	3.89	7.88	12.03
10 years	5.05	7.88	10.80
20 years	5.87%	7.88%	9.94%

Plan Assets

The Company contributed $1.5 million on December 29, 2009, and the cash contribution was invested in accordance with the target allocation in the first quarter of 2010.  The allocation of assets between major asset categories as of December 31, 2009 and 2010, as well as the target allocation, are as follows:

		Percentage of Plan Assets
	Target	December 31,
Asset Category	Allocation	2009 (1)	2010
Large cap domestic equity securities	24%	24%	25%
Mid cap domestic equity securities	11	11	12
Small cap domestic equity securities	6	6	7
International equity securities	14	14	14
Commodities	5	5	8
Fixed income securities	40	40	34
Total	100%	100%	100%

(1)  The allocation of assets as of December 31, 2009, excludes the contribution made on December 29, 2009.

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

RC2 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table sets forth by level within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$210	$-	$-	$210
Mutual funds
Bond funds	4,104	-	-	4,104
Equity funds	7,885	-	-	7,885
Total assets at fair value	$12,199	$-	$-	$12,199

Employer Contributions

During the year ended December 31, 2010, the Company did not make any contributions to the Plan and does not expect to make any contributions to the plan during 2011.  There are no minimum required contributions to the Plan for fiscal year 2011.  However, the Company may make contributions to the Plan at its discretion.  The Company is not expecting a reversion of the Plan assets to the employer during the next year.

16.  PRODUCT RECALLS

The Company had a voluntary recall of certain products in June 2007 and September 2007.  During 2008, the Company reached a settlement in the various class action lawsuits against the Company in the U.S. which arose from or relate to the Company’s recall of certain products in the 2007 recalls.  With the final approval of the settlement agreement and the end of the claim period, the class action lawsuits in the U.S. relating to the 2007 recalls have been resolved.  The Company may be subject to other claims or government inquiries in the U.S. or other jurisdictions (aside from the inquiry by the Consumer Product Safety Commission (CPSC) described in the next paragraph) relating to the 2007 recalls.  No assurances can be given as to the outcome of any such claims or government inquiries.

During 2008, the Company received an inquiry from the CPSC for information regarding the 2007 recalls for the purpose of assessing whether the CPSC may impose a fine on the Company.  In the fourth quarter of 2009, the Company agreed to a settlement with the CPSC resolving this matter, which included a $1.3 million civil penalty.  This penalty was included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2009, and was paid in 2010.

The Company recorded charges related to the 2007 recalls of $14.3 million, $0.2 million and $(0.4) million for the years ended December 31, 2008, 2009 and 2010, respectively.  The Company had $2.7 million of accrued recall-related items included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2009, principally all of which were settled in 2010.