Form 10-K/A
period 2010-12-31
RC2 CORP
filed 2011-03-10
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") of RC2 Corporation for the fiscal year ended December 31, 2010 is being filed solely for the purpose of correcting an error contained in Part I, Item 1. "Business – Employees" related to the disclosure of the number of employees of RC2 as of December 31, 2010.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certain portions of the text of Exhibits 31.1 and 31.2 as amended is set forth herein.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company has updated the dates of the certifications contained therein. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing date of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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

Employees

As of December 31, 2010, we had 720 employees, 36 of whom were employed part-time.  We emphasize the recruiting and training of high-quality personnel, and to the extent possible, promote people from within RC2.  Collective bargaining agreements cover 96 of our employees who work in the Company’s U.S. distribution facilities.  We consider our employee relations to be very good.  Our continued success will depend, in part, on our ability to attract, train and retain qualified personnel at all of our locations.

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report:

3.   Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.2	First Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.3	Certificate of Ownership and Merger changing the Company’s name to Racing Champions Ertl Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22635)).

3.4	Certificate of Ownership and Merger changing the Company’s name to RC2 Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22635)).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-22635)).

10.1*	Employment Agreement, dated April 1, 2008, between the Company and Curtis W. Stoelting (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.2*	Employment Agreement, dated April 1, 2008, between the Company and Peter J. Henseler (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.3*	Employment Agreement, dated November 5, 2008, between the Company and Peter A. Nicholson (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 5, 2008 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on November 10, 2008).

10.4*	Employment Agreement, dated April 1, 2008, between the Company and Helena Lo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.5*	Employment Agreement, dated April 1, 2008, between the Company and Gregory J. Kilrea (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-22635)).

10.6*	RC2 Corporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2010).

10.7*	Form of Non Statutory Stock Option Grant Agreement for the RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2005).

10.8*	Form of Stock-Settled Stock Appreciation Right Grant Agreement for RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.9*	Form of Cash-Settled Stock Appreciation Right Grant Agreement for RC2 Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.10*	Form of Restricted Stock Grant Agreement for RC2 Corporation 2005 Stock Incentive Plan (incorporated by Reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.11*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2010).

10.12*	RC2 Corporation 2008 Incentive Bonus Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 12, 2008).

10.13*	Outside Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22635)).

10.14*	Amendment to Outside Director Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-22635)).

10.15*	Racing Champions Ertl Corporation Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22635)).

10.16*	RC2 Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 4, 2007 (File No. 0-22635) filed by the Company with the Securities and Exchange Commission on May 10, 2007).

10.17	Credit Agreement, dated as of November 3, 2008, among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, BMO Capital Markets as sole lead arranger and sole book runner, and other lenders named therein (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.18	First Amendment to Credit Agreement, dated as of February 12, 2009, among the Company, certain of its subsidiaries, Bank of Montreal, as administrative agent, and other lenders named therein (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22635)).

10.19	Second Amendment to Credit Agreement, dated as of November 10, 2010, among the Company, certain of its Subsidiaries, Bank of Montreal, as administrative agent, and other lenders named therein (previously filed).

10.20*	Technical Amendment to Employment Agreement for 409A Compliance, dated December 28, 2010, between the Company and Curtis W. Stoelting (previously filed).

10.21*	Technical Amendment to Employment Agreement for 409A Compliance, dated December 28, 2010, between the Company and Peter J. Henseler (previously filed).

10.22*	Technical Amendment to Employment Agreement for 409A Compliance, dated December 28, 2010, between the Company and Peter A. Nicholson (previously filed).

10.23*	Technical Amendment to Employment Agreement for 409A Compliance, dated December 28, 2010, between the Company and Gregory J. Kilrea (previously filed).

21	Subsidiaries of the Company (previously filed).

23.1	Consent of Independent Registered Public Accounting Firm (previously filed).

24	Power of Attorney (previously filed).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (previously filed).

_______________________________________

*Management contract or compensatory plan or arrangement.
**This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 10, 2011
RC2 CORPORATION

By:  /s/ Curtis W. Stoelting
   Curtis W. Stoelting, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: *	Chairman of the Board and Director	March 10, 2011
Robert E. Dods

By: /s/ Curtis W. Stoelting	Chief Executive Officer and	March 10, 2011
Curtis W. Stoelting	Director (Principal Executive Officer)

By: /s/ Peter A. Nicholson	Chief Financial Officer and Secretary	March 10, 2011
Peter A. Nicholson	(Principal Financial and Accounting Officer)

By: *	Director	March 10, 2011
Peter J. Henseler

By: *	Director	March 10, 2011
Linda A. Huett

By: *	Director	March 10, 2011
Paul E. Purcell

By: *	Director	March 10, 2011
John S. Bakalar

By: *	Director	March 10, 2011
John J. Vosicky

By: *	Director	March 10, 2011
Joan K. Chow

By: *	Director	March 10, 2011
Thomas M. Collinger

By: *	Director	March 10, 2011
Michael J. Merriman, Jr.

*By:  /s/ Curtis W. Stoelting
Curtis W. Stoelting,
Pursuant to the Power of Attorney
dated March 2, 2011