Form 10-K/A
period 2010-12-31
RC2 CORP
filed 2011-04-08
CIK 1034239

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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
Yes   ____  No       X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.
Yes   ____   No       X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X     No   ____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes   ____   No   ____

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
Yes   ____  No       X

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

None.

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

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K, as amended by Amendment No. 1 (collectively, the “Form 10-K”), of RC2 Corporation for the fiscal year ended December 31, 2010 is being filed solely for the purpose of including in the Form 10-K the information required by Part III of this report which was previously incorporated by reference to portions of RC2’s Proxy Statement for the 2011 Annual Meeting of Stockholders and which was to be filed with the Securities and Exchange Commission (“SEC”) on or before May 2, 2011.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certain portions of the text of Exhibits 31.1 and 31.2 as amended are set forth herein.  In addition, in connection with the filing of this Amendment No. 2 and pursuant to Rule 12b-15, the Company has updated the dates of the certifications contained therein. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 2. The remainder of the Form 10-K speaks as of the original filing date of the Form 10-K and this Amendment No. 2 does not reflect events occurring after the filing date of the original Form 10-K as to any part of the Form 10-K other than Part III below, or modify or update the disclosures therein in any way other than as to Part III below.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Director Information

The following table provides information as of the date of this Amendment No. 2 about each current member of our Board of Directors.  The information presented includes information each director has given us about his or her age, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.  Our Nominating and Corporate Governance Committee regularly evaluates the mix of experience, qualifications, attributes and skills of our directors using a matrix of areas that the Committee considers important for our business.  In addition to the information presented below regarding each nominee’s specific experience, qualifications, attributes and skills that led our Nominating and Corporate Governance Committee to the conclusion that the nominee should serve as a director, our Nominating and Corporate Governance Committee also considered the following qualifications and criteria with the objective of creating a complementary mix of directors:  (1) personal integrity and high ethical character; (2) professional excellence; (3) accountability and responsiveness; (4) absence of conflicts of interest; (5) fresh intellectual perspectives and ideas; and (6) relevant expertise and experience and the ability to offer advice and guidance to management based on that expertise and experience.

Name, Principal Occupation for Past Five Years and Directorships	Age	Director Since

ROBERT E. DODS Mr. Dods has been a private investor since January 2003, and has served as Chairman of our Board of Directors since July 1998. The Chairman of the Board is not considered one of our officers or employees. Mr. Dods served as our Chief Executive Officer from July 1998 to January 2003. Mr. Dods co-founded Racing Champions, Inc., our predecessor, in 1989.	62	1996
JOHN S. BAKALAR Mr. Bakalar has been a private investor since November 1997. From May 1993 to November 1997, Mr. Bakalar was President and Chief Operating Officer of Rand-McNally, Inc., a printing and publishing company.	63	1997
JOHN J. VOSICKY
Mr. Vosicky has been the Acting President of BFG Technologies Inc., a marketer and distributor of graphic cards, since June 2010. Mr. Vosicky was the Chief Financial Officer of BFG Technologies from August 2002 until June 2008 and the Executive Vice President of BFG Technologies from June 2008 to October 2009. Mr. Vosicky was also the President of JAJ Financial, a financial consultant, from 2001 to 2007. From November 1985 to July 5, 2001, Mr. Vosicky was Executive Vice President, Chief Financial Officer and a director of Comdisco Inc., a technology services company. On July 16, 2001, Comdisco, Inc. and 50 of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois.

	62	1997

Name, Principal Occupation for Past Five Years and Directorships	Age	Director Since

CURTIS W. STOELTING Mr. Stoelting has served as our Chief Executive Officer since January 2003. Mr. Stoelting was our Chief Operating Officer from October 2000 to January 2003. Mr. Stoelting is a director of Regal-Beloit Corporation, a global manufacturer of motion control and power generation products.	51	2002
PAUL E. PURCELL Mr. Purcell has served as President and Chief Executive Officer of Robert W. Baird & Co. Incorporated, an investment banking and brokerage firm, since January 2000.	64	2002
THOMAS M. COLLINGER Mr. Collinger has served as Associate Dean at The Medill Graduate School of Northwestern University since November 2005 and Chairman of the Integrated Marketing Communications Graduate Program since February 2007. Mr. Collinger has also been an Associate Professor, The Medill Graduate School of Northwestern University, since January 1998. Mr. Collinger has also served as President of the TC Group, a marketing consulting firm, since May 1998.	58	2003
MICHAEL J. MERRIMAN, JR
Mr. Merriman has been an operating advisor to Resilience Capital Partners, LLC, a private equity firm, since July 2008. Mr. Merriman was a business consultant for Product Launch Ventures, LLC, a business consulting firm, from November 2007 until July 2008. Mr. Merriman served as a director and as the Chief Executive Officer and President of The Lamson & Sessions Co., a manufacturer and distributor of electrical, consumer, telecommunications and engineered plastic products, from November 2006 to November 2007. Mr. Merriman has been a director of American Greetings Corporation, a designer, manufacturer and seller of greeting cards and other social expression products, since November 2006 and was its Senior Vice President and Chief Financial Officer from September 2005 until November 2006. Mr. Merriman is a director of OMNOVA Solutions, Inc., a producer of specialty chemicals and decorative products, and Nordson Corporation, a manufacturer of equipment used for precision material dispensing, testing and inspection, surface preparation and curing.

	54	2004
LINDA A. HUETT
Ms. Huett has been a private investor since January 2008. Ms. Huett was an independent advisor to Weight Watchers International, Inc., a global provider of weight management services and products, from January 2007 to December 2007. Ms. Huett was the President and a director of Weight Watchers International, Inc. from September 1999 until December 2000. Ms. Huett was the Chief Executive Officer, President and a director of Weight Watchers International, Inc. from December 2000 until December 2006. Ms. Huett is a director of ANN INC., a women's specialty retailer of the ANN TAYLOR and LOFT brands.

	66	2007
PETER J. HENSELER Mr. Henseler has served as our President since October 2002. Mr. Henseler was our Executive Vice President – Sales and Marketing from March 1999 to October 2002. Mr. Henseler is a director of First Midwest Bancorp, Inc., a bank holding company.	52	2007

Name, Principal Occupation for Past Five Years and Directorships	Age	Director Since

JOAN K. CHOW Ms. Chow has served as Executive Vice President and Chief Marketing Officer of ConAgra Foods, Inc. since February 2007. Prior to joining ConAgra Foods, Inc., Ms. Chow served Sears Holding Corporation as Senior Vice President and Chief Marketing Officer, Sears Retail from July 2005 until January 2007 and as Vice President, Marketing Services from April 2005 until July 2005. From 2004 until April 2005, Ms. Chow served Sears, Roebuck and Co. as Vice President, Home Services Marketing.	50	2010

Executive Officers

The following table sets forth the name, age, and principal occupation and employment during the past five years of the Company's current executive officers who are not listed above as Directors:

Name	Age	Current Position	Other Positions
Peter A. Nicholson	47	Chief Financial Officer of the Company since November 2008. Secretary of the Company since February 2009.	President and owner of P. Aristo Nicholson Consulting, Inc., a consulting firm providing various financial reporting consulting services, from January 2005 to November 2008.
Helena Lo	51	Executive Vice President of the Company and Managing Director of RC2 (H.K.) Limited since April 2005.	Managing Director of RC2 (H.K.) Limited from October 2000 to April 2005.
Gregory J. Kilrea	47	Chief Operating Officer of the Company since April 2007.
Chief Operations Officer of the Company from October 2005 to April 2007. Senior Vice President-Planning and Corporate Development of the Company from April 2004 to October 2005. Chief Financial Officer of HA- LO Industries, Inc., a multi-national distributor of promotional products, from July 1996 to September 2002. On July 30, 2001, HA-LO Industries, Inc. filed a voluntary petition for relief under the United States Bankruptcy Court for the District of Delaware.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of our equity securities on Form 4 or 5. The rules promulgated by the Securities and Exchange Commission under section 16(a) of the Securities Exchange Act of 1934 require those persons to furnish us with copies of all reports filed with the Securities and Exchange Commission pursuant to section 16(a). Based solely upon a review of such forms actually furnished to us, and written representations of certain of our directors and executive officers that no forms were required to be filed, all directors, executive officers and 10% stockholders have filed with the Securities and Exchange Commission on a timely basis all reports required to be filed under section 16(a) of the Securities Exchange Act of 1934.

Audit Committee Matters

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Michael J. Merriman, Jr. (Chairman), John J. Vosicky and Joan K. Chow.

Our Board of Directors has determined that two of the members of our Audit Committee, Michael J. Merriman, Jr. and John J. Vosicky, qualify as “audit committee financial experts” as defined by the rules of the SEC based on their work experience and education.

Code of Business Ethics

We have adopted a Code of Business Ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer.  A copy of the Code of Business Ethics is available on our corporate web site which is located at www.rc2.com.  We also intend to disclose any amendments to, or waivers from, the Code of Business Ethics on our corporate web site.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis addresses our compensation policies and decisions for 2010 and the first part of 2011 prior to the date of this Amendment No. 2 for the five current executive officers listed below in the Summary Compensation Table.  Throughout this Amendment No. 2, we refer to these five persons as our “named executive officers.”

Our Compensation Objectives

The objectives of the Compensation Committee in establishing compensation arrangements for our named executive officers are to:

●	attract and retain key executives who are important to our continued success through competitive compensation arrangements;

●	provide strong financial incentives, at a reasonable cost to our stockholders, for performance that creates value for our stockholders by generating returns in excess of our cost of capital; and

●	link compensation to long-term corporate performance through equity-based awards that reward executives for both gains in our stock price and meeting long-term EBITDA growth goals.

We believe we have designed and implemented a compensation program to achieve those objectives based on the following:

●	Our compensation program is clear and straightforward. Nearly all of the current compensation to our named executive officers is based on only three components: base salary, annual cash incentives and long-term equity grants. We do not currently provide our named executive officers with any supplemental executive retirement plan (SERP) or similar benefits, and our named executive officers receive a modest level of perquisites or other benefits that are not available to all of our employees. “All Other Compensation” reported in the Summary Compensation Table constituted only 1.0% of total targeted compensation for our named executive officers in 2010.

●	Each named executive officer receives a base salary which we believe is competitive and fair, but also relatively modest in comparison to potential compensation that is based on our performance. These base salaries were set at median levels of base salaries derived from a study of a peer group of companies identified by the Compensation Committee’s independent compensation consultant. See “Peer Group Benchmarking” below for more information.

●	A significant portion of total compensation for our named executive officers is contingent on performance. Specifically for 2010, over 85% of our Chief Executive Officer’s total targeted compensation was performance-based and over 83% of all of our named executive officers’ total targeted compensation was performance-based, of which (a) 48% of our Chief Executive Officer’s and 49% of all of our named executive officers’ targeted compensation consisted of performance-based annual cash incentives and performance-based restricted stock units, and (b) the other 37% of our Chief Executive Officer’s and 34% of all of our named executive officers’ targeted compensation consisted of stock appreciation rights.

●	The annual cash incentives are dependent on our reaching specific company-wide financial performance objectives, primarily rewarding management only after creating value for our stockholders by generating returns in excess our cost of capital. Performance-based restricted stock units issued in 2010 are earned only upon reaching a three year cumulative EBITDA growth goal for 2010 through 2012. The stock-settled stock appreciation rights vest over several years and result in value to our executives only after appreciation in our stock price has been attained.

●	Our named executive officers’ cash compensation arrangements are weighted towards performance-based annual cash incentives. Specifically for 2010, 69% of our Chief Executive Officer’s total targeted cash compensation was performance-based and 67% of all of our named executive officers’ total targeted cash compensation was performance-based. Our Incentive Bonus Plan provides for annual payouts based on achieving objective financial criteria, with payouts for 2010 under one component of the plan conditioned on creating value for stockholders by generating returns in excess of our cost of capital and payouts for 2010 under the other component of the plan conditioned on reaching a net sales target.

●	As a result of weighting our named executive officers’ cash compensation towards performance-based incentives, our cash compensation arrangements result in total cash compensation below the median level of our peer group when the targeted performance has not been met. In 2008, the thresholds for the annual cash incentives were not met, resulting in below median total cash compensation. In 2009, the threshold relating to a portion of our Incentive Bonus Plan was exceeded, resulting in total cash compensation above the median but below the 75th percentile of our peer group. In 2010, although the threshold relating to a portion of our Incentive Bonus Plan was exceeded, 2010 total cash compensation was below the median of our peer group. Median and 75th percentile of total cash compensation are based on the 2007 study of our peer group by the Compensation Committee’s independent compensation consultant. See “Peer Group Benchmarking” below for more information regarding our peer group.

Actions taken by the Compensation Committee in 2010

In 2009, the Compensation Committee engaged Deloitte Consulting LLP (“Deloitte”), an independent compensation consultant, to assist with a review and redesign of our 2005 Stock Incentive Plan and our long-term equity incentive program for our named executive officers.  Following this review and redesign, the Compensation Committee took the following steps in 2010:

●	provided that one-third of the 2010 long-term equity incentive grant would be performance-based restricted stock units which will be earned only if a three year cumulative EBITDA growth goal is reached, with discretion available to the Compensation Committee to reduce or eliminate the number of restricted stock units earned if return on invested capital is below an acceptable level;

●	provided that the other two-thirds of the long-term equity incentive grant would be in the form of stock appreciation rights (also referred to as SARs) that will vest over a period of three years, a portion of which were cash-settled SARs that will not cause any dilution;

●	adopted a commitment that the Company’s average annual burn rate for the three years ended December 31, 2012 will not exceed 3.2% (see definition and calculation of burn rate below);

●	adopted a guideline beginning in 2010 for overhang below 15% (see definition and calculation of overhang below);

●	modified the individual equity award limit, so that any shares of restricted stock or restricted stock units awarded to an individual is counted as 1.5 times the number of shares subject to the award, effectively providing a lower annual limit for awards of restricted stock and restricted stock units than previously allowed in the 2005 Stock Incentive Plan for options and stock appreciation rights;

●	set a minimum performance period for performance-based restricted stock and restricted stock units of one year and a minimum vesting period for time vesting restricted stock and restricted stock units of three years (provided that the restrictions may lapse in installments during such vesting period); and

●	established stock ownership guidelines for our named executive officers and members of the Board. See “Stock Ownership Guidelines” below.

Our Compensation Process

Compensation for our named executive officers is evaluated and determined by the Compensation Committee of our Board of Directors.  Our Compensation Committee consists of three independent directors under the applicable standards of the NASDAQ Stock Market.  Linda A. Huett is the Chairperson of our Compensation Committee and the other members of the Compensation Committee are John S. Bakalar and John J. Vosicky.

Many key compensation decisions are made during the first quarter of the year as the Compensation Committee meets to review performance for the prior year under our cash incentive plans, determine awards under our 2005 Stock Incentive Plan and set compensation targets and objectives for the coming year.  However, our Compensation Committee also views compensation as an ongoing process, and meets regularly throughout the year for purposes of planning and evaluation.  The Compensation Committee held five formal meetings during 2010 and one formal meeting in March 2011 to review performance for 2010.  The Compensation Committee regularly holds executive sessions (without management present).

Our management plays a significant role in assisting the Compensation Committee in its oversight and determination of compensation.  Management’s role includes assisting the Compensation Committee with evaluating employee performance, assisting with establishing business performance targets and objectives, recommending equity compensation grants for non-executive management, and providing financial data on our performance and reports on attainment of performance objectives, together with other information requested by the Compensation Committee.  Our Chief Executive Officer also makes recommendations to the Compensation Committee regarding RC2’s overall compensation policies and plans.  Members of management who were present during Compensation Committee meetings in 2010 and 2011 included the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer.  The Compensation Committee makes all final determinations regarding the compensation of the named executive officers without any of the named executive officers being present.

The Compensation Committee’s charter authorizes the Committee to engage any compensation consultants and other advisors as the Committee may deem appropriate, and requires that we provide the Committee with adequate funding to engage any such advisers.  Capital H Group, an independent compensation consultant, was engaged by the Compensation Committee to assist in conducting comprehensive reviews of our compensation programs and plans for our named executive officers in both 2004 and 2007.  Capital H Group’s 2007 review of our compensation policies and programs focused on an analysis of the compensation paid to the top five executive officers of a peer group of 27 companies selected based on similar performance characteristics, including historical financial performance and market capitalization, as compared to RC2.  We refer to these companies as the “peer group” in this Amendment No. 2, and list the companies in the peer group under “Peer Group Benchmarking” below.  The results of this review are reflected in the employment agreements with our named executive officers and are reflected in the compensation disclosed in the Summary Compensation Table below.

In 2009, the Compensation Committee engaged Deloitte to assist in the review and redesign of our 2005 Stock Incentive Plan and our long-term equity incentive program for our named executive officers.  Deloitte’s assistance included advice regarding equity compensation trends and practices for similarly-sized companies.  Deloitte had fees of $117,931 for its executive compensation advice and other services to the Compensation Committee in 2010.  An affiliate of Deloitte had fees of $328,382 for tax advisory services to RC2 in 2010.

Peer Group Benchmarking

In 2007, Capital H Group surveyed the executive compensation of 27 companies in a peer group.  These companies had characteristics similar to RC2 such as historical financial performance and market capitalization, which the Compensation Committee believes make them comparable to RC2 for purposes of executive compensation benchmarking.  The 27 companies in the peer group are listed below:

●	Amcol International Corp.	●	Jackson Hewitt Tax Service
●	Amsurg Corp.	●	Jakks Pacific Inc.
●	Avatar Holdings Inc.	●	Korn/Ferry International
●	Cascade Corp.	●	Kronos Inc.
●	Cash America International Inc.	●	K-V Pharmaceutical Company
●	Cognex Corp.	●	McGrath Rentcorp.
●	Comstock Resources Inc.	●	MKS Instruments Inc.
●	Comtech Telecommunications	●	Navigant Consulting Inc.
●	Digital Insight Corporation	●	Orthofix International NV
●	Digitas Inc.	●	Penn Virginia Corp.
●	DSP Group Inc.	●	Petroleum Development Corp.
●	Energy Partners Ltd.	●	Premiere Global Services Inc.
●	FTI Consulting Inc.	●	Progress Software Corp.
●	Genesee & Wyoming Inc.

In setting compensation levels based on the benchmarking, RC2 continued its past practice of setting the same compensation levels for its Chief Executive Officer and President, which were based on the average of the compensation levels for the Chief Executive Officer and the President/Chief Operating Officer of the companies in the peer group.  Similarly, RC2 also set the same compensation levels for the Managing Director of RC2 (H.K.) Limited and the Chief Operating Officer based on the average of the compensation levels for the third and fourth highest paid executive officers of the companies in the peer group.  The compensation level for RC2’s Chief Financial Officer was based on the compensation levels for the Chief Financial Officer of the companies in the peer group.

Components of  2010 Executive Compensation

Base Salary.  In determining a named executive officer’s base salary, the Compensation Committee considers the named executive officer’s qualifications and experience, the named executive officer’s responsibilities, the named executive officer’s past performance, the named executive officer’s goals and objectives, and salary levels for comparable positions at peer group companies and other similarly sized companies. The Compensation Committee considers past performance by a named executive officer based on an annual performance review which considers, among other things, organization and strategy, communications, new opportunities, and planning and compliance.

Base salaries for our named executive officers other than Mr. Nicholson have been set at median levels of base salaries derived from a report prepared by the Compensation Committee’s independent compensation consultant in 2007 (see “Peer Group Benchmarking” above), while the base salary for Mr. Nicholson was set at slightly below the median level.  These base salaries were reflected in employment agreements entered into with each of our named executive officers on April 1, 2008, other than Mr. Nicholson, who entered into an employment agreement when he was appointed as our Chief Financial Officer on November 5, 2008 (collectively, the “Existing Employment Agreements”).

Under the terms of their Existing Employment Agreements, we are required to review each named executive officer’s base salary annually and increase the base salary on each April 1 by at least the greater of 4% or the most recently published increase in the Consumer Price Index.  In light of the challenging economic conditions, the named executive officers’ April 1, 2009 contractual base salary increases of 4% (totaling $72,000) were converted into a performance-based cash incentive which was subsequently earned.  This modification did not impact the annual base salary increase for April 1, 2010, which resulted in new annual base salary levels effective as of April 1, 2010 of $486,720 for Mr. Stoelting, $486,720 for Mr. Henseler, $324,480 for Mr. Nicholson, $324,480 for Ms. Lo and $324,480 for Mr. Kilrea.

Annual Cash Incentives.  Our named executive officers and other full-time employees are eligible to receive annual cash incentives under our Incentive Bonus Plan.  Our stockholders approved this plan at the 2008 Annual Meeting of Stockholders.  Our Incentive Bonus Plan is administered by our Compensation Committee.

Under our Incentive Bonus Plan, eligible participants, including our named executive officers, are entitled to receive awards based upon the attainment and certification of performance goals established by our Compensation Committee over the applicable performance period.  Our Compensation Committee may provide that attainment of a performance goal shall be measured by adjusting results to eliminate the effects of charges for restructurings, discontinued operations, acquisitions, extraordinary items and other unusual or non-recurring items, as well as the cumulative effect of accounting changes.

Attainment of 100% of the 2010 performance goals under our Incentive Bonus Plan would result in payouts to Mr. Stoelting and Mr. Henseler equal to 2.25 times their base salaries, to Ms. Lo and Mr. Kilrea equal to 1.75 times their base salaries and to Mr. Nicholson equal to 1.70 times his base salary.

For 2010, 72% of the named executive officers’ performance goals under our Incentive Bonus Plan were based on achieving targeted levels of Pre-Bonus EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for acquisitions, for non-recurring items and to exclude compensation expense for equity awards), minus our cost of invested capital, which we refer to in this Amendment No. 2 as “Capital Adjusted EBITDA.”  We needed to achieve Capital Adjusted EBITDA of at least $13,756,000 in order for the named executive officers to receive a payout for 2010, with 100% of the target incentive paid if Capital Adjusted EBITDA was $28,930,000.  Our actual 2010 Capital Adjusted EBITDA was $14,929,000, resulting in total cash incentives earned by our named executive officers of $694,783.

The other 28% of the performance goals under the Incentive Bonus Plan were based on achieving targeted levels of net sales.  We needed to achieve 2010 net sales of at least $450 million for the named executive officers to earn a 100% payout.  If 2010 net sales were less than $450 million but greater than $430 million, a portion of this cash incentive would be earned.  Our net sales of $427.3 million for 2010 did not result in our named executive officers earning a cash incentive related to this portion of the Incentive Bonus Plan.

Discretionary Bonus.  While we have principally relied on our formula-based cash incentive plans, our named executive officers are eligible to receive discretionary cash bonuses awarded by our Compensation Committee.  These discretionary bonuses allow us to recognize extraordinary performance by our named executive officers and to have the flexibility to maintain competitive compensation when needed.  When determining whether to grant a discretionary bonus to a named executive officer, the Compensation Committee reviews performance for the prior fiscal year and considers specific performance metrics for RC2 for the fiscal year, such as stock performance or financial performance in key areas outside of the performance measures used for formula cash incentives, and other specific achievements during the fiscal year such as completed acquisitions or other significant strategic transactions or initiatives.  No discretionary bonuses were awarded to our named executive officers for 2008, 2009 or 2010.

 Long-Term Equity Based Compensation.  We believe that equity compensation is an effective means of aligning the long-term interests of our employees, including our named executive officers, with our stockholders.  Our 2005 Stock Incentive Plan authorizes the Compensation Committee to issue stock options, stock appreciation rights, restricted stock and restricted stock units.

 All of our named executive officers have long-term equity compensation targets set based on peer group benchmarks (See “Peer Group Benchmarking”), with targeted equity compensation value levels at the 75th percentile of the peer group.

On February 23, 2010, the Compensation Committee approved a new equity compensation program for our named executive officers, which was approved by stockholders at our 2010 Annual Meeting of Stockholders held on May 6, 2010, resulting in an amendment to our 2005 Stock Incentive Plan.  Under this program, the median targeted value on the previous peer group benchmarking would be issued in the form of stock appreciation rights and the remaining value would be issued in the form of performance-based restricted stock units.  As a result, in 2010, our named executive officers will receive equity compensation targeted at the 75th percentile of our previous peer group benchmarking only upon reaching the three year cumulative EBITDA growth goal for 2010 through 2012 that would result in 100% vesting of the 2010 performance-based restricted stock unit grants.

Pursuant to this new equity compensation program, on February 24, 2010, we made grants of stock-settled stock appreciation rights under our 2005 Stock Incentive Plan of 53,616 shares to Mr. Nicholson, 39,830 shares to Ms. Lo and 39,830 shares to Mr. Kilrea and grants of cash-settled stock appreciation rights under our 2005 Stock Incentive Plan of 16,384 shares to Mr. Nicholson, 12,170 shares to Ms. Lo and 12,170 shares to Mr. Kilrea.  All of these stock appreciation rights have an exercise price of $14.90 per share, a ten-year term and vest 33⅓% per year on the anniversary of the date of grant over the first three years of the term of the stock appreciation right.  These stock appreciation rights will only have value to the named executive officers if our stock price increases after the date of grant.  The stock appreciation rights had a grant date fair value per stock appreciation right of approximately $8.55 as determined pursuant to the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification.  These grants equal approximately two-thirds of the targeted value to Mr. Nicholson, Ms. Lo and Mr. Kilrea.

After these grants of stock appreciation rights made on February 24, 2010, sufficient shares were not available under the 2005 Stock Incentive Plan to make full grants of stock-settled stock appreciation rights to Mr. Stoelting or Mr. Henseler equal to the median targeted values based on the peer group benchmarking.  As such, these stock appreciation rights could not be issued until after approval on the amendment to the 2005 Stock Incentive Plan, which was received at the 2010 Annual Meeting of Stockholders.  As a result, on May 6, 2010, we made grants of stock-settled stock appreciation rights under our 2005 Stock Incentive Plan of 113,362 shares each to Mr. Stoelting and Mr. Henseler and cash-settled stock appreciation rights for 34,638 shares each to Mr. Stoelting and Mr. Henseler.  These stock appreciation rights vest 33⅓% per year on each of February 24, 2011, 2012 and 2013, and have an exercise price equal of $18.29.  The stock appreciation rights had a grant date fair value per stock appreciation right of approximately $10.43 as determined pursuant to the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification.  Based on the fair value as of February 24, 2010, these grants equaled approximately two-thirds of the targeted value to Mr. Stoelting and Mr. Henseler.

2010 Stock Appreciation Right Grants

Name	Targeted Value	Fair Value as of 2/24/10 (1)
Curtis W. Stoelting	$1,333,333	$1,265,992
Peter J. Henseler	$1,333,333	$1,265,992
Peter A. Nicholson	$633,333	$598,780
Helena Lo	$466,667	$444,808
Gregory J. Kilrea	$466,667	$444,808

(1)
The fair value of the stock appreciation rights is determined under the Black-Scholes option-pricing model as of February 24, 2010 with the following assumptions:  weighted average expected life:  6 years; weighted average risk-free rate of return:  2.66%; weighted average expected volatility:  60%; and weighted average dividend yield:  none.  The grant date for Mr. Nicholson, Ms. Lo and Mr. Kilrea was February 24, 2010.  For Mr. Stoelting and Mr. Henseler, the size of their awards was determined based on a fair value calculation as of February 24, 2010, but because sufficient shares were not available under the 2005 Stock Incentive Plan to make full grants to them on February 24, 2010, the grant date for their awards was delayed until after the Company's stockholders approved an amendment to the 2005 Stock Incentive Plan on May 6, 2010.

On February 24, 2010, we also granted performance-based restricted stock units equal to approximately one-third of the targeted value to our named executive officers.  These grants were contingent until the approval of the amendment to the 2005 Stock Incentive Plan by our stockholders, which occurred at the 2010 Annual Meeting of Stockholders held on May 6, 2010.

The following table sets forth the maximum number of performance-based restricted stock units which may be earned under the awards and the grant date dollar value of the maximum number of restricted stock units which may be earned under the awards to our named executive officers under the 2005 Stock Incentive Plan.

2010 Performance-Based Restricted Stock Unit Grants

Name	Maximum Performance-Based Restricted Stock Units	Grant Date Dollar Value of Maximum Restricted Stock Units (1)
Curtis W. Stoelting	44,000	$655,600
Peter J. Henseler	44,000	$655,600
Peter A. Nicholson	21,000	$312,900
Helena Lo	15,500	$230,950
Gregory J. Kilrea	15,500	$230,950

(1)	The grant date dollar value of the maximum restricted stock units is calculated based on $14.90 per share, the closing price of our Common Stock on February 24, 2010. As these awards were granted on February 24, 2010 contingent on stockholder approval of the amendment to the 2005 Stock Incentive Plan at the 2010 Annual Meeting of Stockholders on May 6, 2010, the grant date for purposes of the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification was May 6, 2010.

The named executive officers will only earn these restricted stock units if performance goals are achieved by RC2.  The performance goals require compounded annual growth in RC2’s EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for acquisitions, for non-recurring items and to exclude compensation expense for equity awards) over a three year period ending December 31, 2012, to exceed a minimum threshold of at least 3% with the full grant earned if compounded annual growth is equal to or greater than 8%.  Growth is measured from a base level of EBITDA for 2009.  If the minimum threshold is not achieved, the named executive officers will not earn any of the restricted stock units.  If the minimum threshold amount of cumulative three-year EBITDA for this period is achieved, then 37.5% of the restricted stock units in the table above are earned.  If cumulative three-year EBITDA exceeds the minimum threshold, additional restricted stock units will be earned above 37.5% on a pro-rata basis up to the maximum number of restricted stock units shown in the table above.

Regardless of the level of EBITDA achieved, the Compensation Committee has the discretion to reduce the restricted stock units earned if RC2’s pre-tax return on invested capital does not meet an acceptable level during the three year period ending December 31, 2012.  For this purpose, pre-tax return on invested capital will equal average EBITDA over the three years ending December 31, 2012, divided by average total invested assets as of December 31, 2009, 2010, 2011 and 2012.

Each restricted stock unit earned will entitle a named executive officer to receive one share of Common Stock in 2013, subject to the right of the named executive officers to defer receipt of all or a portion of the shares earned for a period of up to ten years.

The Existing Employment Agreements for each of the named executive officers provide for the full vesting of all share-based grants, including restricted stock units, held by these named executive officers upon the occurrence of a change of control (as well as upon death or disability).

The following table illustrates the calculation of our burn rate for awards granted in 2010.  Burn rate for this purpose is defined as the total shares underlying all stock-settled awards granted under the 2005 Stock Incentive Plan during the period divided by the weighted average common shares outstanding for the period.  Grants of restricted stock and restricted stock units (“full value awards”) will be multiplied by 1.5 for purposes of determining burn rate.  Performance-based awards will be included in burn rate during the year in which the Compensation Committee determines whether the applicable performance goals have been achieved and the number of shares earned.

2010 Burn Rate Calculation

Type of Award	Shares
Stock-settled SARs	360,000	(1)
Director restricted stock grants	49,200	(2)

Total	409,200
Shares outstanding	21,564,294	(3)
Burn rate	1.9%

(1)	Represents stock-settled SARs granted to Mr. Nicholson, Ms. Lo and Mr. Kilrea, on February 24, 2010 and stock-settled SARs granted to Mr. Stoelting and Mr. Henseler on May 6, 2010.

(2)	Represents restricted stock granted to each outside director totaling 32,800 shares multiplied by 1.5.

(3)	Represents the weighted average number of shares outstanding during the year.

Potential dilution (“overhang”) from outstanding grants and shares available for future grant under RC2’s stock incentive plans as of March 9, 2011 was approximately 14.0%.  We have adopted a guideline to our stockholders that beginning in 2010 our overhang will be below 15% for the remaining term of the 2005 Stock Incentive Plan.  Overhang is defined as the sum of (i) the total number of shares underlying all stock-settled awards granted and (ii) the total number of shares available for future award grants, divided by the sum of (iii) the total shares underlying all stock-settled awards granted, (iv) the total number of shares available for future award grants and (v) the total number of shares of our common stock outstanding as of March 9, 2011.  Overhang does not include awards under plans assumed in acquisitions and shares under our tax-qualified Employee Stock Purchase Plan.

Perquisites and Other Compensation.  Our named executive officers participate in other benefit plans generally available to all employees on the same terms as similarly situated employees, including participation in medical, health, dental, disability, life insurance and 401(k) plans.  In addition, each of Mr. Stoelting, Mr. Henseler, Mr. Nicholson, Ms. Lo and Mr. Kilrea receives an auto allowance of $750 per month in connection with the lease or ownership of an automobile and at least $2,000,000 of life insurance coverage and disability coverage up to 75% of base salary, provided that we are not required to pay premiums in excess of $20,000 in any year for such insurance coverage for any single named executive officer.  Additionally, Ms. Lo was provided a company-paid country club membership.  These benefits are included in the Summary Compensation Table in the “All Other Compensation” column.

Components of 2011 Executive Compensation

The Compensation Committee had planned to undertake a review of the compensation of our named executive officers prior to the scheduled expiration of their Existing Employment Agreements on March 31, 2011.  However, given the pending negotiations with TOMY Company, Ltd., a company organized under the laws of Japan (“Parent”), relating to the cash tender offer (the “Offer”) made pursuant to the Agreement and Plan of Merger, dated as of March 10, 2011 (the “Merger Agreement”), among Parent, Galaxy Dream Corporation, a Delaware corporation and a wholly owned indirect subsidiary of Parent (the “Purchaser”), and the Company, the Compensation Committee deferred this review.  In addition, on March 10, 2011, concurrently with the execution of the Merger Agreement, the Company entered into amendments to the Existing Employment Agreements (the “Employment Agreement Amendments”) with each of the named executive officers.  The Employment Agreement Amendments extend the expected completion date of the executive officers’ Existing Employment Agreements from March 31, 2011 to September 30, 2011, and extend the date for the 2011 issuance of equity awards and the 2011 annual base salary increases to the later of (1) June 30, 2011 or (2) 10 days after the termination of the Merger Agreement in accordance with its terms.

On March 10, 2011, concurrently with the execution of the Merger Agreement, the Company and Parent (solely with respect to certain provisions thereof) entered into employment agreements (the “New Employment Agreements”) with each of the Company’s named executive officers.  The New Employment Agreements, which would become effective only upon the consummation of the Offer, would amend, restate and replace in their entirety the executive officers’ Existing Employment Agreements with the Company, including the Employment Agreement Amendments.

Base Salary.  Pursuant to the Employment Agreement Amendments, the named executive officers’ annual base salary increases scheduled for April 1, 2011 have been deferred until the later of (1) June 30, 2011 or (2) 10 days after the termination of the Merger Agreement in accordance with its terms.

Annual Cash Incentives.  The Compensation Committee has selected performance goals and target cash incentive amounts for 2011 under our Incentive Bonus Plan.  For 2011, 100% of our performance goals under our Incentive Bonus Plan for our named executive officers is based on Capital Adjusted EBITDA, which will generally operate consistently with the incentives for 2010.

Long-Term Equity Based Compensation.  Pursuant to the Employment Agreement Amendments, the named executive officers’ annual grants of equity awards scheduled to be made no later than February 28, 2011 have been deferred until the later of (1) June 30, 2011 or (2) 10 days after the termination of the Merger Agreement in accordance with its terms.

Stock Ownership Guidelines

In 2010, we adopted stock ownership guidelines to reinforce the importance of stock ownership for our executive officers and directors.  These guidelines are intended to further align the long-term interests of our executive officers and directors with the interests of our stockholders, and to further focus our executive officers and directors on the long-term success of RC2.  Compliance with the stock ownership guidelines are measured on December 31 of each year.  The minimum ownership under the guidelines are as follows:

Position	Ownership Guidelines
Chief Executive Officer	3 times three year average base salary
Other Executive Officers	2 times three year average base salary
Outside Directors	2 times three year average cash retainer

For purposes of the guidelines, shares will be valued at the greater of (1) the average closing price of our common stock over the 200 trading days preceding the applicable compliance date or (2) the cost to acquire the shares.  Stock options and stock appreciation rights (whether or not vested) will be counted towards the minimum ownership based on the excess of the exercise price over the average closing price of our common stock over the 200 trading days preceding the applicable compliance date.  Shares subject to vested restricted stock units, including performance-based restricted stock units earned through the required performance, will also count towards the minimum ownership under the guidelines.  If executive officers or directors are not in compliance with these ownership guidelines within four years of their appointment or the effectiveness of this guideline, they may not receive future long-term incentive awards during any such period of non-compliance.

Change of Control and Severance Benefits

As noted above, we have entered into the Existing Employment Agreement effective April 1, 2008, with each of our named executive officers, other than Mr. Nicholson.  We entered into an Existing Employment Agreement with Mr. Nicholson effective November 5, 2008.  These Existing Employment Agreements set forth the terms and conditions for employment of the named executive officers, and include severance benefits, change in control benefits, and noncompetition and confidentiality covenants restricting the executive’s activities both during and for a period of time after employment.  These Existing Employment Agreements are summarized in more detail below under “Employment Agreements” and “Post-Employment Compensation.”

These Existing Employment Agreements with our named executive officers provide for continuation of salary, a payment based on prior cash incentive awards or target cash incentive amounts and medical, dental and health coverage benefits for a period after termination of employment by us other than for cause (as defined in the Existing Employment Agreements) or by the named executive officer for good reason (as defined in the Existing Employment Agreements), or if we fail to renew the Existing Employment Agreement at the end of its term other than for cause.  If such a termination of employment occurs after the occurrence of or in contemplation of a change of control (as defined in the Existing Employment Agreements), the named executive officer will receive increased benefits.  The terms of these arrangements and the amount of benefits available to the named executive officers are described below under “Post-Employment Compensation.”

These Existing Employment Agreements with our named executive officers also provide for the full vesting of all share-based grants held by these named executive officers upon the occurrence of a change of control (as well as upon death or disability).  The performance-based restricted stock units granted to our named executive officers in 2010 will automatically be earned in full upon a change of control.  Under our 2005 Stock Incentive Plan, the Board of Directors or the Compensation Committee has the discretion to accelerate the vesting of other stock options held by other option recipients upon a change of control.  In addition, the named executive officer has up to twelve months after termination other than by us for cause to exercise any vested stock options or stock appreciation rights previously granted to the named executive officer.

We believe that these severance benefits are important as a recruiting and retention device and represent reasonable consideration in exchange for the noncompetition, confidentiality and other restrictions applicable to the named executive officers under the Existing Employment Agreements.  Although the Compensation Committee did not review severance data in the compensation surveys used to benchmark other components of executive compensation, the severance benefits of our named executive officers were set at a level that the members of the Compensation Committee believed, based on their experience and industry knowledge, is competitive to support our objective of retention.  In addition, the provision of ordinary severance equal to two years of continued base salary relates to the two year non-competition period in the Existing Employment Agreements with our named executive officers.  The Compensation Committee also believes that enhanced severance benefits are needed in connection with a change of control to provide a competitive level of compensation and to address the greater level of uncertainty to the named executive officers in connection with a potential change of control.  The severance benefits did not influence the Compensation Committee’s decision regarding other compensation elements, which were set based on the compensation surveys as described above under “Peer Group Benchmarking.”

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public corporation for non-performance-based compensation over $1,000,000 paid for any fiscal year to each of the individuals who were, at the end of the fiscal year, the corporation’s chief executive officer and the three other most highly compensated executive officers other than the chief financial officer.  Through the end of 2010, we do not believe that any of the compensation paid to our executive officers exceeded the limit on deductibility in Section 162(m).  Our Incentive Bonus Plan and our 2005 Stock Incentive Plan are intended to satisfy the requirements for “performance-based compensation” under
Section 162(m) of the Internal Revenue Code.  As a result, we believe that awards under the Incentive Bonus Plan and the 2005 Stock Incentive Plan will satisfy the requirements for “performance-based compensation” under Section 162(m) and, accordingly, do not count against the $1,000,000 limit and are deductible by us.  Other compensation paid or imputed to individual executive officers covered by Section 162(m) may not satisfy the requirements for “performance-based compensation” and may cause non-performance-based compensation to exceed the $1,000,000 limit, and would then not be deductible by us to the extent in excess of the $1,000,000 limit.  Although the Compensation Committee designs certain components of executive compensation to preserve income tax deductibility, it believes that it is not in the stockholders’ interest to restrict the Compensation Committee’s discretion and flexibility in developing appropriate compensation programs and establishing compensation levels and, in some instances, the Compensation Committee may approve compensation that is not fully deductible.

Timing of Equity Compensation Grants

We have consistently applied the practice of making all option and stock appreciation right grants to employees (other than inducement grants to new employees) annually on the date of the quarterly meeting of the Board of Directors held in February or March of each year, after we announce earnings for the prior year.  As described above, all five of our current executive officers, Mr. Stoelting, Mr. Henseler, Mr. Nicholson, Ms. Lo and Mr. Kilrea, have Existing Employment Agreements that provide for annual share-based grants, which must be made on the earlier of (1) the quarterly meeting of the Board of Directors held in February of the applicable year, or (2) February 28th of the applicable year.  As noted above in “Long-Term Equity Based Compensation,” sufficient shares were not available under the 2005 Stock Incentive Plan to make full grants of stock appreciation rights to Mr. Stoelting or Mr. Henseler at the Board of Directors meeting held in February 2010.  These stock appreciation rights were issued after the amendment to the 2005 Stock Incentive Plan was approved at the 2010 Annual Meeting of Stockholders held on May 6, 2010.  The grant date (other than for inducement grants to new employees) is always the date of approval of the grant by our Board of Directors or the Compensation Committee, as applicable, and the grant date for inducement grants to employees is the first date of employment.  The exercise price is the closing price of shares of our common stock on the NASDAQ Stock Market on the grant date.

Under amendments to our Outside Director Compensation Plan effective January 1, 2007, our outside directors receive annual grants of restricted stock after the election of directors at the Annual Meeting of Stockholders.  See “Director Compensation” for more information.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Amendment No. 2 with our management and, based on such review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 2.

COMPENSATION COMMITTEE
Linda A. Huett (Chairperson)
John S. Bakalar
John J. Vosicky

No portion of the foregoing report shall be deemed "soliciting material" or incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, by any general statement incorporating by reference this Amendment No. 2, except to the extent that the Company specifically incorporates this information by reference.  In addition, this report shall not otherwise be deemed filed under such Acts.

Executive Compensation

Summary Compensation Table

The following table provides information for 2010, 2009 and 2008, concerning the compensation paid by us to the person who served as our principal executive officer in 2010, the person who served as our principal financial officer in 2010, and our three other most highly compensated executive officers based on their total compensation in 2010. We refer to these five executive officers as our “named executive officers” in this Amendment No. 2.

Name and Principal Position	Year	Salary	Stock Awards (Note 1)	Option and SAR Awards (Note 2)	Non-Equity Incentive Plan Compensation (Note 3)	All Other Compensation (Note 4)	Total
Curtis W. Stoelting,	2010	$478,246	$301,785	$1,544,131	$196,220	$33,244	$2,553,626
Chief Executive	2009	$450,000	–	$652,687	$695,565	$33,114	$1,831,366
Officer	2008	$443,269	–	$1,354,169	$–	$76,769	$1,874,207
Peter J. Henseler,	2010	$478,246	$301,785	$1,544,131	$196,220	$31,788	$2,552,170
President	2009	$450,000	–	$652,687	$695,565	$31,788	$1,830,040
	2008	$443,269	–	$1,354,169	$–	$37,603	$1,835,041
Peter A. Nicholson,	2010	$318,814	$144,034	$598,798	$98,843	$28,626	$1,189,115
Chief Financial	2009	$300,000	–	$309,635	$353,292	$28,684	$991,611
Officer (5)	2008	$108,361	–	$357,389	$–	$1,246	$466,996
Helena Lo,	2010	$318,360	$106,311	$444,821	$101,750	$54,932	$1,026,174
Executive Vice	2009	$300,000	–	$309,635	$363,330	$50,803	$1,023,768
President and	2008	$295,320	–	$473,486	$–	$48,512	$817,318
Managing Director
of RC2 (H.K.) Limited
Gregory J. Kilrea,	2010	$318,831	$106,311	$444,821	$101,750	$30,031	$1,001,744
Chief Operating	2009	$300,000	–	$309,635	$363,330	$29,121	$1,002,086
Officer	2008	$278,462	–	$473,486	$–	$33,746	$785,694

Explanatory Notes for Summary Compensation Table:

(1)
The amounts in this column reflect the dollar amount of performance-based restricted stock unit awards pursuant to our 2005 Stock Incentive Plan granted in 2010. These amounts are equal to the grant date fair value, computed in accordance with the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification, of the performance-based restricted stock unit awards based on the expected outcome as of the date of grant.  As these awards were granted on February 24, 2010 contingent on stockholder approval of the amendment to the 2005 Stock Incentive Plan at the 2010 Annual Meeting of Stockholders on May 6, 2010, the grant date for purposes of the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification was May 6, 2010.  Assumptions used in the calculation of the grant date fair value are included in Note 12 to our audited consolidated financial statements, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2011. The table below shows the value of the performance-based restricted stock awards on the grant date assuming the maximum level of performance conditions will be achieved:

Name	Performance-Based Restricted Stock Units at Maximum
Curtis W. Stoelting	$ 804,760
Peter J. Henseler	$ 804,760
Peter A. Nicholson	$ 384,090
Helena Lo	$ 283,495
Gregory J. Kilrea	$ 283,495

(2)	The amounts in this column reflect the dollar amount of stock option and stock appreciation right awards pursuant to our 2005 Stock Incentive Plan in the years indicated in the table. These amounts equal the grant date fair value, computed in accordance with the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification, of stock option and stock appreciation right awards. Assumptions used in the calculation of the grant date fair value are included in Note 12 to our audited consolidated financial statements, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2011.

(3)	This column discloses the dollar value of annual cash incentives earned by the named executive officers under our Incentive Bonus Plan and includes the 2009 contractual base salary increases of 4% which were converted into performance-based cash incentives. See “Compensation Discussion and Analysis.”

(4)	The table below shows the components of this column, which include our match for each individual’s 401(k) plan contributions, the cost of premiums paid by us for term life insurance and disability insurance under which the named executive officer is a beneficiary, perquisites consisting of an automobile allowance and in the case of Mr. Stoelting, personal plane usage in 2008, and in the case of Ms. Lo, a country club membership. For the calculation of the incremental cost of the personal use of the company airplane, we calculate a per hour amount for variable costs such as fuel, landing and parking fees and expenses for the flight crew, and then multiply that per hour cost by the number of hours of personal use by Mr. Stoelting.

Name	Year	401(k) Match (a)	Life and Disability Insurance	Perquisites	Total “All Other Compensation”
Curtis W. Stoelting	2010	$9,800	$14,444	$9,000	$33,244
	2009	$9,800	$14,314	$9,000	$33,114
	2008	$16,100	$14,190	$46,479	$76,769
Peter J. Henseler	2010	$9,800	$12,988	$9,000	$31,788
	2009	$9,800	$12,988	$9,000	$31,788
	2008	$16,100	$12,988	$8,515	$37,603
Peter A. Nicholson	2010	$9,800	$9,826	$9,000	$28,626
	2009	$9,800	$9,884	$9,000	$28,684
	2008	$–	$–	$1,246	$1,246
Helena Lo	2010	$16,021	$20,721	$18,190	$54,932
	2009	$15,000	$19,001	$16,802	$50,803
	2008	$14,125	$18,376	$16,011	$48,512
Gregory J. Kilrea	2010	$9,800	$11,231	$9,000	$30,031
	2009	$9,800	$10,321	$9,000	$29,121
	2008	$16,100	$9,131	$8,515	$33,746

(a)	For Ms. Lo, the amount is a company contribution to a statutory pension plan under Hong Kong law.

(5)
Effective November 5, 2008, Mr. Nicholson was appointed as our Chief Financial Officer. Mr. Nicholson’s salary includes $70,284 paid to Mr. Nicholson’s consulting firm during 2008 prior to his appointment as our Chief Financial Officer.

Grants of Plan-Based Awards

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)					Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option/SAR Awards: Number of Securities Underlying	Exercise or Base Price of SAR Awards	Grant Date Fair Value of SAR/ RSU
Name	Date	Threshold		Target	Maximum		Threshold	Target	Maximum	SARs (3)	($/Sh)	Awards (4)
Curtis W.	5/06/10									148,000	$18.29	$1,544,131
Stoelting
	2/24/10						16,500	44,000	44,000			$301,785
	–	$0		$1,095,120	$2,500,000
Peter J.	5/06/10									148,000	$18.29	$1,544,131
Henseler
	2/24/10						16,500	44,000	44,000			$301,785
	–	$0		$1,095,120	$2,500,000
Peter A.	2/24/10									70,000	$14.90	$598,798
Nicholson
	2/24/10						7,875	21,000	21,000			$144,034
	–	$0	(1)	$551,616	$1,259,259	(1)
Helena	2/24/10									52,000	$14.90	$444,821
Lo
	2/24/10						5,813	15,500	15,500			$106,311
	–	$0	(1)	$567,840	$1,296,296	(1)
Gregory	2/24/10									52,000	$14.90	$444,821
J. Kilrea
	2/24/10						5,813	15,500	15,500			$106,311
	–	$0	(1)	$567,840	$1,296,296	(1)

(1)
These amounts show the range of payouts targeted for 2010 performance under our Incentive Bonus Plan as described in “Compensation Discussion and Analysis.”  The Incentive Bonus Plan entitles participants to earn a percentage (which varies by participant and is dependent upon the applicable participant’s position and responsibility) of a cash incentive pool amount. The cash incentive for each executive officer is based on the amount by which Capital Adjusted EBITDA exceeds threshold Capital Adjusted EBITDA and our net sales targets are achieved.

(2)
The performance-based restricted stock units may be earned if performance goals relating to the Company’s cumulative EBITDA over a three-year period ending December 31, 2012, are achieved. If the minimum threshold amount of cumulative three-year EBITDA for this period is achieved, then 37.5% of the restricted stock units will be earned. If the cumulative three-year EBITDA exceeds the minimum threshold, additional restricted stock units will be earned above 37.5% on a pro rata basis up to 100% of the restricted stock units. The threshold amount in the table reflects 37.5% of the restricted stock units and the target and maximum amounts reflect 100% of the restricted stock units. Each restricted stock unit earned will entitle a named executive officer to receive one share of common stock in 2013, subject to the right of the named executive officers to defer receipt of all or a portion of the shares earned for a period of up to ten years.

(3)	Each stock appreciation right vests pro rata over a three-year period on each of February 24, 2011, February 24, 2012 and February 24, 2013.

(4)
The value of the award is based upon the grant date fair value of the 2010 stock appreciation right awards and performance-based restricted stock unit awards determined pursuant to the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. See Note 12 to our consolidated financial statements filed with the SEC on March 2, 2011, as part of our Annual Report on Form 10-K for the assumptions we relied on in determining the value of these awards.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding unexercised options, unexercised stock appreciation rights and performance-based restricted stock units held by our named executive officers at December 31, 2010.

Option/SAR Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/SARs Exercisable	Option/SAR Awards Underlying Unexercised Options/SARs Unexercisable	Option/SAR Exercise Price	Option/SAR Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, units or Other Rights That Have Not Vested ($)
Curtis W.	75,000	–	$ 7.94	10/30/11 (1)
Stoelting	35,000	–	$ 13.39	02/25/13 (2)
	40,000	–	$ 24.78	02/24/14 (3)
	52,500	–	$ 31.27	03/01/15 (4)
	40,000	10,000	$ 35.72	02/21/16 (5)
	57,200	85,800	$ 20.23	03/04/18 (6)
	83,333	166,667	$ 5.11	02/25/19 (7)
	–	113,362	$ 18.29	05/06/20 (8)
	–	34,638	$ 18.29	05/06/20 (9)
					16,500 (10)	$ 359,205 (10)
Peter J.	35,000	–	$ 13.39	02/25/13 (2)
Henseler	40,000	–	$ 24.78	02/24/14 (3)
	52,500	–	$ 31.27	03/01/15 (4)
	40,000	10,000	$ 35.72	02/21/16 (5)
	57,200	85,800	$ 20.23	03/04/18 (6)
	83,333	166,667	$ 5.11	02/25/19 (7)
	–	113,362	$ 18.29	05/06/20 (8)
	–	34,638	$ 18.29	05/06/20 (9)
					16,500(10)	$359,205(10)
Peter A.	24,000	36,000	$ 12.45	11/05/18 (11)
Nicholson	39,533	79,067	$ 5.11	02/25/19 (7)
	–	53,616	$ 14.90	02/24/20 (8)
	–	16,384	$ 14.90	02/24/20 (9)
					7,875(10)	$171,439(10)
Helena Lo	24,750	–	$ 24.78	02/24/14 (3)
	21,000	–	$ 31.27	03/01/15 (4)
	16,000	4,000	$ 35.72	02/21/16 (5)
	12,000	8,000	$ 39.09	02/21/17 (12)
	20,000	30,000	$ 20.23	03/04/18 (6)
	39,533	79,067	$ 5.11	02/25/19 (7)
	–	39,830	$ 14.90	02/24/20 (8)
	–	12,170	$ 14.90	02/24/20 (9)
					5,813(10)	$126,549(10)
Gregory J.	6,000	–	$ 29.02	04/26/14 (13)
Kilrea	6,400	–	$ 31.27	03/01/15 (4)
	12,000	3,000	$ 35.72	02/21/16 (5)
	12,000	8,000	$ 39.09	02/21/17 (12)
	20,000	30,000	$ 20.23	03/04/18 (6)
	–	79,067	$ 5.11	02/25/19 (7)
	–	39,830	$ 14.90	02/24/20 (8)
	–	12,170	$ 14.90	02/24/20 (9)
					5,813(10)	$126,549(10)

(1)	The common stock option vested pro rata over a five-year period on each of October 30, 2002, October 30, 2003, October 30, 2004, October 30, 2005 and October 30, 2006.

(2)	The common stock option vested pro rata over a five-year period on each of February 25, 2004, February 25, 2005, February 25, 2006, February 25, 2007 and February 25, 2008.

(3)	The common stock option vested pro rata over a five-year period on each of February 24, 2005, February 24, 2006, February 24, 2007, February 24, 2008 and February 24, 2009.

(4)	The common stock option vested pro rata over a five-year period on each of March 1, 2006, March 1, 2007, March 1, 2008, March 1, 2009 and March 1, 2010.

(5)	The common stock option vested pro rata over a five-year period on each of February 21, 2007, February 21, 2008, February 21, 2009, February 21, 2010 and February 21, 2011.

(6)	The common stock option vests pro rata over a five-year period on each of March 4, 2009, March 4, 2010, March 4, 2011, March 4, 2012 and March 4, 2013.

(7)	The stock-settled stock appreciation right vests pro rata over a three-year period on each of February 25, 2010, February 25, 2011 and February 25, 2012.

(8)	The stock-settled stock appreciation right vests pro rata over a three-year period on each of February 24, 2011, February 24, 2012 and February 24, 2013.

(9)	The cash-settled stock appreciation right vests pro rata over a three-year period on each February 24, 2011, February 24, 2012 and February 24, 2013.

(10)	The performance-based restricted stock units may be earned if performance goals relating to the Company’s cumulative EBITDA over a three-year period ending December 31, 2012, are achieved. The number of shares subject to performance-based restricted stock units in the table is based upon the threshold performance goals. The value of the performance-based restricted stock units in the table is based on the closing price of our common stock on December 31, 2010, which was $21.77 per share.

(11)	The common stock option vests pro rata over a five-year period on each November 5, 2009, November 5, 2010, November 5, 2011, November 5, 2012 and November 5, 2013.

(12)	The common stock option vests pro rata over a five-year period on each of February 21, 2008, February 21, 2009, February 21, 2010, February 21, 2011 and February 21, 2012.

(13)	The common stock option vested pro rata over a five-year period on each of April 26, 2005, April 26, 2006, April 26, 2007, April 26, 2008 and April 26, 2009.

Option and Stock Appreciation Right Exercises

The following table provides information regarding the options and stock appreciation rights exercised by our named executive officers during 2010 on an aggregate basis.

	Option and SAR Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)
Curtis W. Stoelting	71,449	$1,157,154
Peter J. Henseler	75,000	$ 656,620
Peter A. Nicholson	–	$ –
Helena Lo	10,000 (2)	$ 139,500
Gregory J. Kilrea	39,533 (3)	$ 392,563

(1)	Value realized equals the market price of our common stock at the time of exercise, minus the exercise price multiplied by the number of shares acquired on exercise.

(2)	The exercise of a stock-settled stock appreciation right as to 10,000 shares resulted in the issuance to Ms. Lo of 7,318 shares.

(3)	The exercise of a stock-settled stock appreciation right as to 39,533 shares resulted in the issuance to Mr. Kilrea of 26,101 shares.

Employment Agreements

Effective April 1, 2008, we entered into Existing Employment Agreements with each of Curtis W. Stoelting, Peter J. Henseler, Helena Lo and Gregory J. Kilrea, and effective November 5, 2008, we entered into an Existing Employment Agreement with Peter A. Nicholson.  On March 10, 2011, concurrently with the execution of the Merger Agreement, the Company entered into the Employment Agreement Amendments with each of the named executive officers.  The Employment Agreement Amendments extend the expected completion date of the executive officers’ Existing Employment Agreements from March 31, 2011 to September 30, 2011, and extend the date for the 2011 issuance of equity awards and the 2011 annual base salary increases to the later of (1) June 30, 2011 or (2) 10 days after the termination of the Merger Agreement in accordance with its terms.  The terms of these Existing Employment Agreements generally include the following:

●	Mr. Stoelting receives an annual base salary of at least $450,000, Mr. Henseler receives an annual base salary of at least $450,000, Mr. Nicholson receives an annual base salary of at least $300,000, Ms. Lo receives an annual base salary of at least $300,000 and Mr. Kilrea receives an annual base salary of at least $300,000. We are required to review each named executive officer’s base salary annually and increase the base salary on each April 1 by at least the greater of 4% or the most recently published increase in the Consumer Price Index, subject to the extension of the date for 2011 salary increases pursuant to the Employment Agreement Amendments;

●	each of these named executive officers is entitled to participate in our cash incentive plans, stock incentive plans and employee stock purchase plan;

●	each of these named executive officers is entitled to participate in our Incentive Bonus Plan which provides for target annual cash incentives based upon a multiple of the named executive officer’s base salary;

●	each of the named executive officers is entitled to share-based grants having a targeted value determined in accordance with U.S. generally accepted accounting principles;

●	each of these named executive officers receives an auto allowance of $750 per month and each is eligible to participate in any medical, health, dental, disability and life insurance policy that we maintain for the benefit of our other senior management;

●	each of these named executive officers also receives at our expense at least $2.0 million of life insurance coverage and disability insurance coverage up to 75% of the named executive officer’s base salary, provided that we will not be required to pay premiums in excess of $20,000 in any year for this insurance coverage for any single named executive officer;

●	in the event the named executive officer’s employment is terminated by RC2 without cause (as defined in the Existing Employment Agreements) or by the named executive officer for good reason (as defined in the Existing Employment Agreements), including a failure by us to renew the Existing Employment Agreement after the expected completion date of the Existing Employment Agreement other than for cause, the named executive officer is entitled to continuation of the named executive officer’s then effective base salary (which for purposes of this clause after April 1, 2009 through March 31, 2010 is based on an amount as if the 4% base salary increase had been made on April 1, 2009) for two years following the date of termination of employment and a lump sum payment equal to 100% of the average annual payment under our incentive plans over the preceding three years (50% of the current year target annual cash incentive amount for Mr. Nicholson) or, if after or in anticipation of a change of control, the named executive officer is entitled to a lump sum payment of three years of base salary (which for purposes of this clause after April 1, 2009 through March 31, 2010 is based on an amount as if the 4% base salary increase had been made on April 1, 2009) and a payment equal to the greater of 200% of the average annual payments under our cash incentive plans over the preceding three years or 100% of his or her current year target annual cash incentive amount;

●	to the extent necessary to comply with Internal Revenue Code Section 409A, in the event the named executive officer’s employment is terminated by RC2 without cause (as defined in the Existing Employment Agreements) or by the named executive officer for good reason (as defined in the Existing Employment Agreements), RC2 will make a lump sum payment after the six month anniversary of the date of termination of employment equal to the severance benefits (other than certain fringe benefits) that would have otherwise been payable prior to such date plus interest thereon at the prime rate and thereafter continue payment of severance benefits until fully paid under the terms of the Existing Employment Agreement, provided that, if such termination of employment relates to a change of control (as defined in the Existing Employment Agreements), such severance benefits will be paid by RC2 in a lump sum into a rabbi trust for the benefit of the named executive officer upon termination of employment and will not be released from the rabbi trust until after the six month anniversary of the date of termination of employment;

●	in the event the named executive officer’s employment is terminated by the named executive officer without good reason (as defined in the Existing Employment Agreements), we are obligated to pay the named executive officer his or her actual current year cash incentive earned, as determined at year end and prorated by the number of months employed in the year of termination;

●	the named executive officer has up to twelve months after termination other than by us for cause to exercise any vested share-based grants previously granted to the named executive officer;

●	all outstanding share-based grants vest upon death or disability as well as upon a change of control of RC2; and

●	each of these named executive officers agreed not to compete with us during employment and for a period of two years following termination of employment (six months if employment is terminated by us after a change of control or if the Existing Employment Agreements is not renewed by us after the expected completion date of the Existing Employment Agreements) and agreed to maintain the confidentiality of our proprietary information and trade secrets during the term of employment and for five years thereafter.

Post-Employment Compensation

Pension Benefits and 401(k) Plan

We do not currently provide any pension benefits to any of our named executive officers.  Our U.S.-based named executive officers are eligible to participate in our 401(k) plan on the same terms as our other U.S.-based employees.  During the 2010 plan year, we contributed to each participant a matching contribution equal to 100% on the first 3% of an employee’s annual wages and 50% on the next 2% of an employee’s annual wages, which is subject to IRS limitations.  All of our named executive officers participated in our 401(k) plan during 2010, and received matching contributions, other than Ms. Lo, for whom we made contributions to a statutory pension plan under Hong Kong law.

Nonqualified Deferred Compensation

We do not currently provide any nonqualified deferred compensation or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

We have entered into Existing Employment Agreements with each of Curtis W. Stoelting, Peter J. Henseler, Peter A. Nicholson, Helena Lo and Gregory J. Kilrea that provide for severance benefits, including increased benefits following a change of control (as defined in the Existing Employment Agreements).  The following tables and narrative disclosure summarize the potential payments to each named executive officer assuming that one of the events listed in the tables below occurs. The tables assume that the applicable event(s) occurred on December 31, 2010, the last day of our last completed fiscal year.  Although we have entered into the Merger Agreement that contemplates certain transactions, which, if consummated, would result in a change of control, in accordance with SEC rules, the tables below have been completed based on the assumption that a change of control occurred on December 31, 2010 (prior to the date we entered into the Merger Agreement) and do not give effect to any of the provisions of the Merger Agreement or the New Employment Agreements.

The Existing Employment Agreements in effect at the end of 2010 with our named executive officers provide that if the named executive officer’s employment is terminated by us without cause (as defined in the Existing Employment Agreements) or by the named executive officer for good reason (as defined in the Existing Employment Agreements), including a failure by us to renew the Existing Employment Agreement after the expected completion date of the Existing Employment Agreement other than for cause, the named executive officer will be entitled to continuation of the named executive officer’s then effective base salary for two years following the date of termination of employment, a lump sum payment equal to 100% of the average annual payments under our cash incentive plans over the preceding three years (50% of the current year target annual cash incentive amount for Mr. Nicholson) and continuation of medical, dental, health, disability and life insurance coverage for a period of three years after termination of employment.  If the named executive officer’s employment is terminated for the above described reasons at any time after or in contemplation of a change of control of RC2, the named executive officer will be entitled to a lump sum payment of three years of base salary and a payment equal to the greater of 200% of the average annual payments under our cash incentive plans over the preceding three years or 100% of his or her current year target annual cash incentive amount and continuation of medical, dental, health, disability and life insurance coverage for a period of three years after termination of employment.  The Existing Employment Agreements also provide that all outstanding equity awards held by the named executive officers will immediately vest upon a change of control of RC2.

However, to the extent necessary to comply with Internal Revenue Code Section 409A, in the event the named executive officer’s employment is terminated by RC2 without cause (as defined in the Existing Employment Agreements) or by the named executive officer for good reason (as defined in the Existing Employment Agreements), RC2 will make a lump sum payment after the six month anniversary of the date of termination of employment equal to the severance benefits (other than certain fringe benefits) that would have otherwise been payable prior to such date plus interest thereon at the prime rate and thereafter continue payment of severance benefits until fully paid under the terms of the Existing Employment Agreement.

The following table sets forth the compensation that Mr. Stoelting, Mr. Henseler, Mr. Nicholson, Ms. Lo and Mr. Kilrea would have been eligible to receive if the applicable named executive officer’s employment had been terminated as of December 31, 2010, under circumstances requiring payment of severance benefits as described above other than after or in contemplation of a change of control.

Potential Severance Under Existing Employment Agreements

Name	Salary	Cash Incentive	Benefits (1)	Total
Curtis W. Stoelting	$973,440	$297,262	$116,747	$1,387,449
Peter J. Henseler	$973,440	$297,262	$112,378	$1,383,080
Peter A. Nicholson	$648,960	$275,808	$102,604	$1,027,372
Helena Lo	$648,960	$155,027	$77,517	$881,504
Gregory J. Kilrea	$648,960	$155,027	$105,226	$909,213

(1)   The benefits consist of expenses for the continuation of medical, dental, health, life and disability coverage for a three year period.

The following table sets forth the compensation that Mr. Stoelting, Mr. Henseler, Mr. Nicholson, Ms. Lo and Mr. Kilrea would have been eligible to receive if the applicable named executive officer’s employment had been terminated as of December 31, 2010, under circumstances requiring payment of severance benefits as described above for a termination after or in contemplation of a change of control.

Potential Severance Under Existing Employment Agreements
For a Termination After A Change of Control

Name	Salary	Cash Incentive	Benefits (1)	Total
Curtis W. Stoelting	$1,460,160	$1,095,120	$116,747	$2,672,027
Peter J. Henseler	$1,460,160	$1,095,120	$112,378	$2,667,658
Peter A. Nicholson	$973,440	$551,616	$102,604	$1,627,660
Helena Lo	$973,440	$567,840	$77,517	$1,618,797
Gregory J. Kilrea	$973,440	$567,840	$105,226	$1,646,506

(1)  The benefits consist of expenses for the continuation of medical, dental, health, life and disability coverage for a three year period.

As described above, the Existing Employment Agreements with Mr. Stoelting, Mr. Henseler, Mr. Nicholson, Ms. Lo and Mr. Kilrea also provide for immediate vesting of all outstanding share-based grants upon a change of control of the Company. The following table sets forth the unvested share-based grants of these named executive officers as of December 31, 2010, that would become vested in the event of a change of control.

Names	Number of Shares Underlying Unvested Options/SARs/RSUs	Unrealized Value of Unvested Options/SARs/RSUs (1)
Curtis W. Stoelting	454,467	$4,381,724
Peter J. Henseler	454,467	$4,381,724
Peter A. Nicholson	206,067	$2,590,846
Helena Lo	188,567	$2,058,131
Gregory J. Kilrea	187,567	$2,058,131

(1)	Unrealized value equals the closing market value of our common stock as of December 31, 2010, minus the exercise price for options and SARs, multiplied by the number of unvested shares of our common stock as of such date. The closing market value of our common stock on December 31, 2010, was $21.77. Options and stock appreciation rights that have an exercise price in excess of the closing market value of our common stock on December 31, 2010, are deemed to have no value for this purpose.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2010 were Linda A. Huett, John S. Bakalar and John J. Vosicky.  None of these directors who served on our Compensation Committee during 2010 has, at any time, been one of our officers or employees.  None of our executive officers served during 2010 as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Director Compensation

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors. Effective April 15, 2005, our Board of Directors approved an Outside Director Compensation Plan that provides compensation to directors who are not officers or employees of the Company or its subsidiaries (“outside directors”).  Directors who are not outside directors receive no additional compensation for services as members of our Board or any of its committees. All of our directors in 2010 were outside directors other than Curtis W. Stoelting and Peter J. Henseler.

Outside Director Compensation Plan

In February 2007, our Board of Directors, based upon the recommendation of the Compensation Committee, approved amendments to our Outside Director Compensation Plan. These amendments to the Outside Director Compensation Plan were effective as of January 1, 2007.

In accordance with the consideration of amendments to the Outside Director Compensation Plan, the Committee engaged Capital H Group, an independent compensation consultant, to review the Company’s director compensation. The Board of Directors and the Compensation Committee discussed the results and recommendations of this review at meetings held in 2007. As part of its analysis, the independent compensation consultant reviewed a published survey of director compensation based on revenue size and broad industry categories and prepared a focused peer group survey including public companies (other than financial services companies) having market capitalization, revenue, net income, a three-year cumulative average revenue growth rate and a three-year average return on assets with a range comparable to the Company. The independent compensation consultant determined that, although the Company’s performance was within or above the median (40th to 60th percentile) of the peer group, both the cash and stock components of the Company’s director compensation were below the median of both surveys.

Following its review of the independent compensation consultant’s report, the Compensation Committee recommended and our Board of Directors approved certain amendments to the Outside Director Compensation Plan effective as of January 1, 2007. After giving effect to these amendments, the total compensation of our outside directors is within the median of the two surveys reviewed by the independent compensation consultant.

Director Summary Compensation Table

The following table provides information concerning the compensation for 2010 paid by us to each of our outside directors.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (Note 1)	All Other Compensation (Note 2)	Total
John S. Bakalar	$35,000	$74,989	$–	$109,989
Joan K. Chow	$29,069	$74,989	$–	$104,058
Thomas M. Collinger	$43,000	$74,989	$–	$117,989
Robert E. Dods	$35,000	$74,989	$11,236	$121,225
Linda A. Huett	$43,000	$74,989	$–	$117,989
Michael E. Merriman, Jr.	$45,418	$74,989	$–	$120,407
Paul E. Purcell	$35,000	$74,989	$–	$109,989
John J. Vosicky	$40,582	$74,989	$–	$115,571
Daniel M. Wright (3)	$12,212	$–	$–	$12,212

Explanatory Notes for Director Summary Compensation Table:

(1)	Under our Outside Director Compensation Plan in effect in 2010, on May 6, 2010, each director received an award of 4,100 shares of restricted stock with a value of $74,989 determined based upon the fair market value per share on the date of grant of $18.29. All such shares of restricted stock vest pro rata over a three year period on each anniversary date of the grant.

(2)	In the case of Mr. Dods, consists of personal usage of the company airplane. For the calculation of the incremental cost of the personal use of the company airplane, we calculate a per hour amount for variable costs such as fuel, landing and parking fees and expenses for the flight crew, and then multiply that per hour cost by the number of hours of personal use by Mr. Dods.

(3)	Mr. Wright retired from the Board of Directors as of May 6, 2010.

The following table identifies the aggregate number of shares of common stock subject to outstanding common stock options as of December 31, 2010, held by each of our outside directors.

Name of Outside Director	Number of Shares of Common Stock Subject to Common Stock Options Outstanding as of December 31, 2010
John S. Bakalar	29,892
Joan K. Chow	–
Thomas M. Collinger	3,586
Robert E. Dods	1,915
Linda A. Huett	–
Michael J. Merriman, Jr.	1,915
Paul E. Purcell	9,911
John J. Vosicky	10,862

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 9, 2011, by (1) each director and named executive officer (as defined above), (2) all directors and executive officers as a group, and (3) each person or other entity known by us to beneficially own more than 5% of our outstanding common stock.

The following table is based on information supplied to us by the directors, officers and stockholders described above.  We have determined beneficial ownership in accordance with the rules of the SEC.  Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law.  Shares of our common stock subject to options and stock-settled stock appreciation rights that are either currently exercisable or exercisable within 60 days of March 9, 2011, are treated as outstanding and beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder.  However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The table lists applicable percentage ownership based on 21,659,048 shares outstanding as of March 9, 2011.

Unless otherwise indicated, the address for each person listed below is 1111 West 22nd Street, Oak Brook, Illinois 60523.

Name	Share of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Principal Stockholders:
FMR LLC (1)	1,833,292	8.5%
BlackRock, Inc. (2)	1,815,014	8.4%
Wells Fargo & Company (3)	1,645,471	7.6%
Wellington Management Company, LLP (4)	1,590,120	7.3%
Royce & Associates (5)	1,292,962	6.0%

Directors and Executive Officers:
Robert E. Dods (6)	137,244	*
John S. Bakalar (7)	94,771	*
John J. Vosicky (8)	32,741	*
Curtis W. Stoelting (9)	632,507	2.9%
Paul E. Purcell (10)	61,790	*
Thomas M. Collinger (11)	20,465	*
Michael J. Merriman, Jr. (12)	18,794	*
Linda A. Huett	16,531	*
Joan K. Chow	4,100	*
Peter J. Henseler (13)	422,586	1.9%
Peter A. Nicholson (14)	95,683	*
Gregory J. Kilrea (15)	108,484	*
Helena Lo (16)	168,979	*
All directors and executive officers as a group
(13 persons) (17)	1,814,675	8.1%

* Denotes less than 1%.

(1)	FMR LLC filed a Schedule 13G dated June 9, 2010, as amended as of February 11, 2011, reporting that as of February 11, 2011, FMR LLC, a parent holding company, and Edward C. Johnson 3d, the chairman of FMR LLC, beneficially owned 1,833,292 shares of our common stock, with sole voting power over 273,009 shares and sole investment power over all 1,833,292 shares of our common stock. The address of FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(2)	BlackRock, Inc. (“BlackRock”) filed a Schedule 13G dated January 20, 2010, as amended as of January 21, 2011, reporting that as of January 21, 2011, BlackRock beneficially owned 1,815,014 shares of our common stock with sole voting power and sole investment power over all such shares of our common stock. BlackRock’s address is 40 East 52nd Street, New York, New York 10022.

(3)	Wells Fargo & Company filed a Schedule 13G dated January 28, 2009, as amended as of January 29, 2010 and as of January 14, 2011, reporting that as of January 14, 2011, it (on behalf of its subsidiaries) beneficially owned 1,645,471 shares of our common stock, with sole voting power over 1,066,439 shares, sole investment power over 1,517,739 shares and shared investment power over 4,700 shares. Wells Fargo & Company’s address is 420 Montgomery Street, San Francisco, California 94104.

(4)	Wellington Management Company, LLP filed a Schedule 13G dated August 10, 2009, as amended as of February 12, 2010, as of December 10, 2010 and as of February 14, 2011, reporting that as of February 14, 2011, Wellington Management Company beneficially owned 1,590,120 shares of our common stock, with shared voting power over 1,248,093 shares and shared investment power over all 1,590,120 shares of our common stock. Wellington Management Company’s address is 280 Congress Street, Boston, MA 02210.

(5)	Royce & Associates, LLC filed a Schedule 13G dated February 5, 2004, as amended as of February 2, 2005, as of January 31, 2006, as of January 24, 2007, as of January 30, 2008, as of January 30, 2009, as of January 26, 2010, and as of January 19, 2011, reporting that as of January 19, 2011, Royce & Associates beneficially owned 1,292,962 shares of our common stock, with sole voting and investment power over all such shares of our common stock. Royce & Associates’ address is 745 Fifth Avenue, New York, New York 10151.

(6)	Represents 118,450 shares of our common stock held by a trust for which Mr. Dods serves as trustee, 16,879 shares of our common stock owned directly by Mr. Dods and 1,915 shares of our common stock subject to stock options.

(7)	Includes 29,892 shares of our common stock subject to stock options.

(8)	Includes 10,862 shares of our common stock subject to stock options.

(9)	Represents (a) 120,725 shares of our common stock held by a revocable trust for which Mr. Stoelting serves as trustee, (b) 17,000 shares of our common stock held by a revocable trust for which Mr. Stoelting’s spouse serves as trustee, (c) 12,000 shares held in three separate trusts for the benefit of Mr. Stoelting’s children, (d) 338,300 shares of our common stock subject to stock options, (e) 10,379 shares of our common stock purchased pursuant to our Employee Stock Purchase Plan and (f) 134,103 shares of our common stock subject to stock-settled stock appreciation rights calculated using the March 9, 2011 closing price of our common stock.

(10)	Includes 9,911 shares of our common stock subject to stock options.

(11)	Includes 3,586 shares of our common stock subject to stock options.

(12)	Includes 1,915 shares of our common stock subject to stock options.

(13)	Includes 263,300 shares of our common stock subject to stock options and 134,103 shares of our common stock subject to stock-settled stock appreciation rights calculated using the March 9, 2011 closing price of our common stock.

(14)	Includes (a) 24,000 shares of our common stock subject to stock options, (b) 2,811 shares of our common stock purchased pursuant to our Employee Stock Purchase Plan and (c) 66,372 shares of our common stock subject to stock-settled stock appreciation rights calculated using the March 9, 2011 closing price of our common stock.

(15)	Represents (a) 73,400 shares of our common stock subject to stock options, (b) 506 shares of our common stock purchased pursuant to our Employee Stock Purchase Plan and (c) 34,578 shares of our common stock subject to stock-settled stock appreciation rights calculated using the March 9, 2011 closing price of our common stock.

(16)	Represents 111,750 shares of our common stock subject to stock options and 57,229 shares of our common stock subject to stock-settled stock appreciation rights calculated using the March 9, 2011 closing price of our common stock.

(17)	Includes (a) 118,450 shares of our common stock held by a trust for which Mr. Dods serves as trustee, (b) 13,696 shares of our common stock purchased under our Employee Stock Purchase Plan, (c) 123,725 shares of our common stock held by a revocable trust for which Mr. Stoelting serves as trustee, (d) 17,000 shares of our common stock held by a revocable trust for which Mr. Stoelting’s spouse serves as trustee, (e) 9,000 shares held in three separate trusts for the benefit of Mr. Stoelting’s children, (f) 868,831 shares of our common stock subject to stock options and (g) 426,385 shares of our common stock subject to stock-settled stock appreciation rights calculated using the March 9, 2011 closing price of our common stock.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2010, for RC2’s equity compensation plans, including the RC2 Corporation 2005 Stock Incentive Plan, the Racing Champions Ertl Corporation Stock Incentive Plan and the RC2 Corporation Employee Stock Purchase Plan (“ESPP”).  All of these plans have been approved by RC2’s stockholders.  The Racing Champions Ertl Corporation Stock Incentive Plan is dormant, and no future issuances are allowed under this plan.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options and SSARs	Weighted Average Exercise Price of Outstanding Options/ SSARs	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	2,629,423	$16.01	1,157,845
Equity compensation plans not approved by stockholders	-	-	-
Total	2,629,423	$16.01	1,157,845

(1)	Number of common shares available for future issuance under equity compensation plans consists of 740,999 shares related to the 2005 Stock Incentive Plan and 416,846 shares related to the ESPP.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

Related Person Transactions

Paul E. Purcell, a member of our Board of Directors, is the President and Chief Executive Officer of Robert W. Baird & Co. Incorporated (“Baird”).  In 2010, the Company paid Baird fees of $0.2 million for services rendered in the acquisition of the JJ Cole business.  The Company has entered into an engagement letter with Baird that provides for the payment of certain fees in connection with the transactions contemplated by the Merger Agreement.  Pursuant to the engagement letter, the Company has agreed to pay to Baird (i) if a transaction is consummated, a transaction fee that varies based on the consideration payable in the transaction, and (ii) a fee of $500,000 payable upon delivery of its opinion as to the fairness, from a financial point of view, of the consideration to be received by the holders of the Common Stock (other than Parent and its affiliates) pursuant to the Offer and the merger contemplated by the Merger Agreement to such holders, regardless of the conclusions reached or whether any transaction is consummated and which fee will be credited against any transaction fee that becomes payable.  Assuming the transactions contemplated by the Merger Agreement are consummated, the Company will pay approximately $7.0 million in the aggregate to Baird.  The Company has also agreed in the engagement letter to reimburse Baird for all reasonable out-of-pocket expenses and to indemnify Baird and certain related persons from and against any liabilities, expenses and actions arising out of or in connection with its engagement.

Review and Approval of Related Person Transactions

The charter for our Audit Committee provides that one of the responsibilities of our Audit Committee is to review and approve related party transactions in accordance with NASDAQ listing requirements. Although we do not currently have a formal written set of policies and procedures for the review, approval or ratification of related person transactions, we do have written procedures in place to identify related party transactions that may require Audit Committee approval. These procedures include inquiries of management on a quarterly basis and annual submission of director and officer questionnaires. Where a related party transaction is identified, the Audit Committee reviews and, where appropriate, approves the transaction based on whether it believes that the transaction is at arms length and contains terms that are no less favorable than what we could have obtained from an unaffiliated third party.

Director Independence

Our Board of Directors has reviewed the independence of the members of the Board of Directors under the applicable standards of the NASDAQ Stock Market. Based on this review, the Board of Directors determined that each of the following members of the Board of Directors is independent under the NASDAQ listing standards:

(1)	John S. Bakalar	(5)	Linda A. Huett
(2)	Joan K. Chow	(6)	Michael J. Merriman, Jr.
(3)	Thomas M. Collinger	(7)	Paul E. Purcell
(4)	Robert E. Dods	(8)	John J. Vosicky

Based on such standards, Curtis W. Stoelting and Peter J. Henseler are the only directors who are not independent because Mr. Stoelting is our Chief Executive Officer and Mr. Henseler is our President.

Item 14.  Principal Accountant Fees and Services

The following table summarizes the fees we were billed for audit and non-audit services rendered by our independent auditors, KPMG LLP, during 2010 and 2009:

Service Type	2010	2009
Audit fees (1)	$713,058	$708,164
Audit-related fees (2)	28,863	11,041
Tax fees (3)	11,577	32,141
All other fees	—	—
Total fees billed	$753,498	$751,346

(1)	Includes fees for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2010 and December 31, 2009; the audit of effectiveness of our internal control over financial reporting as of December 31, 2010 and December 31, 2009; the reviews of the consolidated financial statements included in each of our quarterly reports on Form 10-Q during those fiscal years; and consents and assistance with documents filed by us with the SEC.

(2)	Consists primarily of fees for due diligence related to the pending acquisition of the Company by Parent, statutory audit requirements in foreign jurisdictions and the audits of certain international benefit plans.

(3)	Primarily consists of fees for the tax review of certain investments, the preparation of statutory tax returns and other tax assistance in foreign jurisdictions.

The Audit Committee of our Board of Directors considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of KPMG LLP.

The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by our independent auditors.  The Audit Committee has delegated its pre-approval authority to the Chairman of the Audit Committee to act between meetings of the Audit Committee.  Any pre-approval given by the Chairman of the Audit Committee pursuant to this delegation is presented to the full Audit Committee at its next regularly scheduled meeting.  The Audit Committee or Chairman of the Audit Committee reviews and, if appropriate, approves non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation and the likely impact of the non-audit services on the independence of the independent auditors.

Since the effective date of the SEC rules requiring pre-approval of non-audit services on May 6, 2003, each new engagement of our independent auditors to perform non-audit services has been approved in advance by the Audit Committee or the Chairman of the Audit Committee pursuant to the foregoing procedures.

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
___________________________________________________

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

Date:  April 8, 2011                                                                                                   RC2 CORPORATION

By: /s/ Curtis W. Stoelting
Curtis W. Stoelting, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: *______________________	Chairman of the Board and Director	April 8, 2011
Robert E. Dods

By: /s/ Curtis W. Stoelting	Chief Executive Officer and	April 8, 2011
Curtis W. Stoelting	Director (Principal Executive Officer)

By: /s/ Peter A. Nicholson	Chief Financial Officer and Secretary	April 8, 2011
Peter A. Nicholson	(Principal Financial and Accounting Officer)

By: *______________________	Director	April 8, 2011
Peter J. Henseler

By: *______________________	Director	April 8, 2011
Linda A. Huett

By: *______________________	Director	April 8, 2011
Paul E. Purcell

By: *______________________	Director	April 8, 2011
John S. Bakalar

By: *______________________	Director	April 8, 2011
John J. Vosicky

By: *______________________	Director	April 8, 2011
Joan K. Chow

By: *______________________	Director	April 8, 2011
Thomas M. Collinger

By: *______________________	Director	April 8, 2011
Michael J. Merriman, Jr.
___________________________________________

*By:  /s/ Curtis W. Stoelting
  Curtis W. Stoelting,
  Pursuant to the Power of Attorney
  dated March 2, 2011